Form 10-Q
period 2017-07-01
COTT CORP /CN/
filed 2017-08-10
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 1, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	98-0154711
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6525 VISCOUNT ROAD MISSISSAUGA, ONTARIO, CANADA	L4V 1H6

4221 WEST BOY SCOUT BOULEVARD TAMPA, FLORIDA, UNITED STATES	33607
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2017
Common Shares, no par value per share	139,067,623 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue, net	$1,014.1	$765.0	$1,910.5	$1,463.4
Cost of sales	671.8	512.4	1,257.6	996.8

Gross profit	342.3	252.6	652.9	466.6
Selling, general and administrative expenses	299.7	202.1	590.8	399.1
Loss on disposal of property, plant & equipment, net	4.0	2.2	5.4	3.1
Acquisition and integration expenses	8.0	11.7	15.3	13.1

Operating income	30.6	36.6	41.4	51.3
Other expense, net	18.2	3.0	26.6	0.8
Interest expense, net	33.3	27.0	69.0	54.8

(Loss) income before income taxes	(20.9)	6.6	(54.2)	(4.3)
Income tax expense (benefit)	1.4	(2.3)	2.5	(11.8)

Net (loss) income	$(22.3)	$8.9	$(56.7)	$7.5
Less: Net income attributable to non-controlling interests	2.3	1.5	4.3	2.9

Net (loss) income attributed to Cott Corporation	$(24.6)	$7.4	$(61.0)	$4.6

Net (loss) income per common share attributed to Cott Corporation
Basic	$(0.18)	$0.06	$(0.44)	$0.04
Diluted	$(0.18)	$0.06	$(0.44)	$0.04
Weighted average common shares outstanding (in thousands)
Basic	139,000	123,239	138,867	118,253
Diluted	139,000	124,180	138,867	119,038
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net (loss) income	$(22.3)	$8.9	$(56.7)	$7.5
Other comprehensive income (loss):
Currency translation adjustment	12.5	(14.7)	22.2	(17.9)
Pension benefit plan, net of tax[1]	(0.3)	0.1	(0.2)	0.2
(Loss) gain on derivative instruments, net of tax[2]	(3.4)	2.6	(1.0)	3.1

Total other comprehensive income (loss)	8.8	(12.0)	21.0	(14.6)

Comprehensive loss	$(13.5)	$(3.1)	$(35.7)	$(7.1)
Less: Comprehensive income attributable to non-controlling interests	2.3	1.5	4.3	2.9

Comprehensive loss attributed to Cott Corporation	$(15.8)	$(4.6)	$(40.0)	$(10.0)

1.	Net of the effect of $0.2 million and $0.3 million tax expense for the three and six months ended July 1, 2017, respectively, and $0.1 million and $0.2 million tax benefit for the three and six months ended July 2, 2016, respectively.
2.	Net of the effect of $1.2 million and $1.4 million tax benefit for the three and six months ended July 2, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	July 1, 2017	December 31, 2016
ASSETS
Current assets
Cash & cash equivalents	$123.2	$118.1
Accounts receivable, net of allowance of $9.3 ($8.8 as of December 31, 2016)	486.7	403.9
Inventories	324.6	301.4
Prepaid expenses and other current assets	37.6	29.8

Total current assets	972.1	853.2
Property, plant & equipment, net	935.8	929.9
Goodwill	1,217.6	1,175.4
Intangible assets, net	951.3	939.7
Deferred tax assets	1.5	0.2
Other long-term assets, net	39.3	41.3

Total assets	$4,117.6	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$255.0	$207.0
Current maturities of long-term debt	6.6	5.7
Accounts payable and accrued liabilities	711.3	597.4

Total current liabilities	972.9	810.1
Long-term debt	2,038.2	1,988.0
Deferred tax liabilities	164.1	157.8
Other long-term liabilities	112.9	110.0

Total liabilities	3,288.1	3,065.9
Equity
Common shares, no par - 139,031,856 (December 31, 2016 - 138,591,100) shares issued	912.0	909.3
Additional paid-in-capital	61.4	54.2
(Accumulated deficit) retained earnings	(54.8)	22.9
Accumulated other comprehensive loss	(96.9)	(117.9)

Total Cott Corporation equity	821.7	868.5
Non-controlling interests	7.8	5.3

Total equity	829.5	873.8

Total liabilities and equity	$4,117.6	$3,939.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Operating Activities
Net (loss) income	$(22.3)	$8.9	$(56.7)	$7.5
Depreciation & amortization	69.7	53.5	134.1	106.0
Amortization of financing fees	1.3	1.3	2.9	2.5
Amortization of senior notes premium	(1.2)	(1.5)	(2.8)	(2.9)
Share-based compensation expense	6.1	3.8	10.9	6.2
Benefit for deferred income taxes	(0.2)	(2.1)	(0.7)	(13.4)
Unrealized commodity hedging loss (gain), net	0.4	—	(1.5)	—
Loss on extinguishment of debt, net	18.6	—	28.7	—
Loss on disposal of property, plant & equipment, net	4.0	2.2	5.4	3.1
Other non-cash items	(2.8)	2.6	(4.8)	0.9
Change in operating assets liabilities, net of acquisitions:
Accounts receivable	(49.4)	(25.7)	(63.4)	(47.4)
Inventories	8.9	4.6	(17.7)	1.3
Prepaid expenses and other current assets	3.1	(3.4)	(5.7)	(7.2)
Other assets	4.0	(1.2)	4.5	1.2
Accounts payable and accrued liabilities and other liabilities	64.7	44.6	68.0	11.1

Net cash provided by operating activities	104.9	87.6	101.2	68.9

Investing Activities
Acquisitions, net of cash received	(39.2)	(1.8)	(44.2)	(46.2)
Additions to property, plant & equipment	(40.4)	(33.2)	(81.0)	(62.7)
Additions to intangible assets	(3.0)	(1.0)	(5.8)	(3.3)
Proceeds from sale of property, plant & equipment and sale-leasebacks	14.9	0.2	19.0	2.9
Other investing activities	0.2	(2.8)	0.4	(2.8)

Net cash used in investing activities	(67.5)	(38.6)	(111.6)	(112.1)

Financing Activities
Payments of long-term debt	(524.5)	(0.4)	(727.8)	(1.5)
Issuance of long-term debt	—	—	750.0	—
Borrowings under ABL	685.7	123.9	1,458.6	621.1
Payments under ABL	(576.6)	(187.7)	(1,410.8)	(746.0)
Premiums and costs paid upon extinguishment of long-term debt	(22.0)	—	(29.2)	—
Financing fees	(1.7)	—	(11.1)	—
Distributions to non-controlling interests	(0.9)	(1.0)	(1.8)	(3.3)
Issuance of common shares	0.3	220.1	0.8	364.2
Common shares repurchased and cancelled	—	—	(1.8)	(1.1)
Dividends paid to common shareowners	(8.3)	(7.4)	(16.7)	(14.7)
Other financing activities	0.4	—	0.9	—

Net cash (used in) provided by financing activities	(447.6)	147.5	11.1	218.7

Effect of exchange rate changes on cash	2.9	(2.1)	4.4	(3.1)

Net (decrease) increase in cash & cash equivalents	(407.3)	194.4	5.1	172.4
Cash & cash equivalents, beginning of period	530.5	55.1	118.1	77.1

Cash & cash equivalents, end of period	$123.2	$249.5	$123.2	$249.5

Supplemental Non-cash Investing and Financing Activities:
Long-term debt funded to escrow	$—	$498.7	$—	$498.7
Accrued deferred financing fees	—	9.8	0.6	9.8
Additions to property, plant & equipment through accounts payable and accrued liabilities	11.2	10.2	11.5	11.4
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$24.5	$36.1	$46.7	$55.3
Cash paid (received) for income taxes, net	1.6	(0.1)	2.3	4.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of			Retained	Accumulated
	Common		Additional	Earnings	Other	Non-
	Shares	Common	Paid-in-	(Accumulated	Comprehensive	Controlling	Total
	(In thousands)	Shares	Capital	Deficit)	(Loss) Income	Interests	Equity
Balance at January 2, 2016	109,695	$534.7	$51.2	$129.6	$(76.2)	$6.6	$645.9
Cumulative effect adjustment	—	—	—	2.8	—	—	2.8
Common shares repurchased and cancelled	(101)	(1.1)	—	—	—	—	(1.1)
Common shares issued—Equity Incentive Plan	353	2.7	(2.7)	—	—	—	—
Common shares issued—Equity issuance	27,853	368.0	—	—	—	—	368.0
Common shares issued—Dividend Reinvestment Plan	9	0.1	—	—	—	—	0.1
Common shares issued—Employee Stock Purchase Plan	52	0.5	(0.1)	—	—	—	0.4
Share-based compensation	—	—	6.2	—	—	—	6.2
Common shares dividends	—	—	—	(14.7)	—	—	(14.7)
Distributions to non-controlling interests	—	—	—	—	—	(3.3)	(3.3)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(17.9)	—	(17.9)
Pension benefit plan, net of tax	—	—	—	—	0.2	—	0.2
Unrealized gain on derivative instruments, net of tax	—	—	—	—	3.1	—	3.1
Net income	—	—	—	4.6	—	2.9	7.5

Balance at July 2, 2016	137,861	$904.9	$54.6	$122.3	$(90.8)	$6.2	$997.2

Balance at December 31, 2016	138,591	$909.3	$54.2	$22.9	$(117.9)	$5.3	$873.8
Common shares repurchased and cancelled	(151)	(1.8)	—	—	—	—	(1.8)
Common shares issued—Equity Incentive Plan	496	3.6	(3.6)	—	—	—	—
Common shares issued—Dividend Reinvestment Plan	22	0.3	—	—	—	—	0.3
Common shares issued—Employee Stock Purchase Plan	74	0.6	(0.1)	—	—	—	0.5
Share-based compensation	—	—	10.9	—	—	—	10.9
Common shares dividends	—	—	—	(16.7)	—	—	(16.7)
Distributions to non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	22.2	—	22.2
Pension benefit plan, net of tax	—	—	—	—	(0.2)	—	(0.2)
Loss on derivative instruments, net of tax	—	—	—	—	(1.0)	—	(1.0)
Net (loss) income	—	—	—	(61.0)	—	4.3	(56.7)

Balance at July 1, 2017	139,032	$912.0	$61.4	$(54.8)	$(96.9)	$7.8	$829.5

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

Changes in Presentation

Certain prior period amounts have been reclassified to conform to current period presentation in the accompanying consolidated statements of cash flows. These reclassifications had no effect on net cash provided by operating activities.

Significant Accounting Policies

Included in Note 1 of the 2016 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.

Cost of sales

We record costs associated with the manufacturing of our products in costs of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Costs incurred in shipment of products from our production facilities to customer locations are also reflected in cost of sales, with the exception of shipping and handling costs incurred to deliver products from our Water & Coffee Solutions reporting segment branch locations to the end-user consumer of those products, which are recorded in selling, general and administrative (“SG&A”) expenses. These shipping and handling costs were $109.5 million and $215.8 million for the three and six months ended July 1, 2017, respectively, and $78.8 million and $156.6 million for the three and six months ended July 2, 2016, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually. The following table summarizes our goodwill on a reporting segment basis as of July 1, 2017:

	Reporting Segment
	Water &	Cott
	Coffee	North	Cott
(in millions of U.S. dollars)	Solutions	America	U.K.	All Other	Total
Balance December 31, 2016	$1,003.6	$120.5	$46.8	$4.5	$1,175.4
Goodwill acquired during the year	5.1	6.8	1.3	—	13.2
Adjustments[1]	1.5	—	—	—	1.5
Foreign exchange	23.8	0.8	2.9	—	27.5

Balance July 1, 2017	$1,034.0	$128.1	$51.0	$4.5	$1,217.6

1.	During the six months ended July 1, 2017, we recorded adjustments to goodwill allocated to the Water & Coffee Solutions segment in connection with the acquisitions of S&D and Eden (see Note 2 to the consolidated financial statements).

Recently adopted accounting pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-11 – Inventory (Topic 330) to simplify the accounting for inventory. The guidance requires entities to measure most inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted the provisions of this guidance effective January 1, 2017, and applied it prospectively to all periods presented. The adoption of this standard did not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09—Compensation – Stock Compensation (Topic 718). We elected to early adopt this standard in the fourth quarter of 2016, effective as of the beginning of the Company’s 2016 fiscal year. Amendments requiring the recognition of excess tax benefits and tax deficiencies within the consolidated statements of operations were adopted prospectively and resulted in an increase of $0.5 million in income tax benefit, net income, and net income attributed to Cott Corporation and an increase of $0.01 in net income per common share attributed to Cott Corporation within the consolidated statement of operations for the six months ended July 2, 2016.

Recently issued accounting pronouncements

Changes to GAAP are established by the FASB in the form of ASUs or the issuance of new standards to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

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

During the first half of 2017, we hired a third-party consultant to assist in the adoption of this standard, developed a scoping phase project plan, identified an inventory of revenue streams and are currently in the contract review phase. We are continuing our progress in the contract review phase and are identifying gaps between our current revenue recognition policies and the new standard so that we can quantify and assess the impact to our consolidated financial statements.

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

Update ASU 2017-09 – Stock Compensation – Scope of Modification Accounting (Topic 718)

In May 2017, the FASB amended its guidance regarding the scope of modification accounting for share-based compensation arrangements. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Note 2—Acquisitions

S&D Acquisition

On August 11, 2016, the Company acquired S. & D. Coffee, Inc. (“S&D”), a premium coffee roaster and provider of customized coffee, tea and extract solutions pursuant to a Stock and Membership Interest Purchase Agreement dated August 3, 2016 (the “S&D Acquisition”). The purchase price consideration of $353.6 million was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Measurement period adjustments recorded during the six months ended July 1, 2017 included adjustments to property, plant & equipment and a related adjustment to deferred taxes based on the results of the validation procedures performed as well as an adjustment to income taxes payable existing at the acquisition date. The measurement period adjustments did not have a material effect on our results of operations in prior periods.

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of the assets acquired and liabilities assumed:

		Measurement
	Originally	Period
(in millions of U.S. dollars)	Reported	Adjustments	Acquired Value
Cash	$1.7	$—	$1.7
Accounts receivable	51.4	—	51.4
Inventory	62.5	—	62.5
Prepaid expenses and other assets	2.3	—	2.3
Property, plant & equipment	92.9	(0.7)	92.2
Goodwill	117.1	0.7	117.8
Intangible assets	119.0	—	119.0
Other assets	2.2	—	2.2
Accounts payable and accrued liabilities	(46.7)	(0.2)	(46.9)
Deferred tax liabilities	(43.3)	0.2	(43.1)
Other long-term liabilities	(5.5)	—	(5.5)

Total	$353.6	$—	$353.6

Eden Acquisition

On August 2, 2016, the Company acquired Eden Springs Europe B.V., a leading provider of water and coffee solutions in Europe (“Eden”), pursuant to a Share Purchase Agreement dated June 7, 2016 (the “Eden Acquisition”). The purchase price consideration of €515.9 million (U.S. $576.3 million at the exchange rate in effect on the acquisition date), was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Measurement period adjustments recorded during the six months ended July 1, 2017 primarily related to the on-going analysis of transfer pricing issues and various deferred tax adjustments related to the preliminary valuations. The measurement period adjustments did not have a material effect on our results of operations in prior periods.

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the preliminary purchase price allocation of the assets acquired and liabilities assumed:

		Measurement
	Originally	Period
(in millions of U.S. dollars)	Reported	Adjustments	Preliminary
Cash & cash equivalents	$19.6	$—	$19.6
Accounts receivable	95.4	—	95.4
Inventories	17.7	—	17.7
Prepaid expenses and other current assets	6.2	—	6.2
Property, plant & equipment	107.1	—	107.1
Goodwill	299.7	0.8	300.5
Intangible assets	213.2	—	213.2
Other assets	2.8	—	2.8
Deferred tax assets	19.5	—	19.5
Current maturities of long-term debt	(2.7)	—	(2.7)
Accounts payable and accrued liabilities	(128.3)	—	(128.3)
Long-term debt	(3.1)	—	(3.1)
Deferred tax liabilities	(49.5)	1.0	(48.5)
Other long-term liabilities	(21.3)	(1.8)	(23.1)

Total	$576.3	$—	$576.3

The fair values of acquired property, plant & equipment, customer relationships, and deferred taxes are provisional pending validation and receipt of the final valuations for those assets. In addition, consideration for potential loss contingencies, including uncertain tax positions, are still under review.

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the three and six months ended July 2, 2016, represent the combined results of operations as if the S&D Acquisition and Eden Acquisition had occurred on January 4, 2015. Unaudited pro forma consolidated results of operations for the acquisition of Aquaterra Corporation (“Aquaterra”) in January 2016 were not included in the combined results of our operations for the three and six months ended July 2, 2016 because the Company determined they were immaterial. The unaudited pro forma financial information results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

(in millions of U.S. dollars, except per share amounts)	For the Three Months Ended	For the Six Months Ended
	July 2, 2016	July 2, 2016
Revenue	$997.6	$1,913.8
Net income (loss) attributed to Cott Corporation	4.1	(3.8)
Net income (loss) per common share attributed to Cott Corporation, diluted	$0.03	$(0.03)

Note 3—Share-based Compensation

During the three months ended July 1, 2017, the Company granted 84,060 common shares to the non-management members of our board of directors under the Amended and Restated Cott Corporation Equity Incentive Plan with a grant date fair value of approximately $1.1 million. The common shares were issued in consideration of the directors’ annual board retainer fee and vest upon issuance.

Note 4—Income Taxes

Income tax expense was $2.5 million on pre-tax loss of $54.2 million for the six months ended July 1, 2017, as compared to an income tax benefit of $11.8 million on pre-tax loss of $4.3 million for the six months ended July 2, 2016. The second quarter’s effective income tax rate was 6.7% compared to (34.8%) in the comparable prior year period. The increase in the income tax expense was due primarily to the Company no longer recognizing tax benefits in the United States and Canada. The effective tax rate differs from the Canadian statutory rate primarily due to losses in tax jurisdictions for which we have not recognized a tax benefit, significant permanent differences for which we have recognized a tax benefit and income in tax jurisdictions with lower statutory tax rates than Canada.

Note 5—Net (Loss) Income Per Common Share

Basic net (loss) income per common share is calculated by dividing net (loss) income attributed to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing net (loss) income attributed to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money Stock Options, Performance-based RSUs, and Time-based RSUs during the periods presented. Set forth below is a reconciliation of the numerator and denominator for the diluted net (loss) income per common share computations for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Diluted net (loss) income attributed to Cott Corporation (numerator)	$(24.6)	$7.4	$(61.0)	$4.6

Weighted average common shares outstanding—basic	139,000	123,239	138,867	118,253
Dilutive effect of Stock Options	—	548	—	424
Dilutive effect of Performance-based RSUs	—	—	—	—
Dilutive effect of Time-based RSUs	—	393	—	361

Weighted average common shares outstanding—diluted (denominator)	139,000	124,180	138,867	119,038

The following table summarizes anti-dilutive securities excluded from the computation of diluted net (loss) income per common share for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Stock Options	4,459	—	4,459	380
Performance-based RSUs[1]	1,862	1,995	1,862	1,995
Time-based RSUs	704	—	704	—

1.	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

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

During the first quarter of 2016, we completed the acquisition of Aquaterra, followed by the S&D Acquisition and the Eden Acquisition in the third quarter of 2016. These businesses were added to our DSS reporting segment, which was then renamed “Water & Coffee Solutions” to reflect the increased scope of our offering. Other than the change in name, there was no impact on prior period results for this reporting segment. The Water & Coffee Solutions reporting segment produces a product category consisting primarily of bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment.

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

(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Corporate	Eliminations	Total
For the Three Months Ended July 1, 2017
Revenue, net[1]	$538.9	$345.0	$124.5	$12.1	$—	$(6.4)	$1,014.1
Depreciation and amortization	47.0	17.8	4.8	0.1	—	—	69.7
Operating income (loss)	26.4	9.1	2.2	1.9	(9.0)	—	30.6
Additions to property, plant & equipment	30.6	8.8	0.9	0.1	—	—	40.4
For the Six Months Ended July 1, 2017
Revenue, net[1]	$1,034.4	$646.1	$218.7	$23.6	$—	$(12.3)	$1,910.5
Depreciation and amortization	88.6	35.6	9.6	0.3	—	—	134.1
Operating income (loss)	41.3	10.2	2.2	3.5	(15.8)	—	41.4
Additions to property, plant & equipment	58.7	17.1	4.5	0.7	—	—	81.0
As of July 1, 2017
Total assets[2]	$2,814.1	$916.2	$359.1	$28.2	$—	$—	$4,117.6

1.	Intersegment revenue between Cott North America and the other reporting segments was $6.4 million and $12.3 million for the three and six months ended July 1, 2017, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Corporate	Eliminations	Total
For the Three Months Ended July 2, 2016
Revenue, net[1]	$275.7	$349.2	$132.3	$14.8	$—	$(7.0)	$765.0
Depreciation and amortization	29.3	18.6	5.4	0.2	—	—	53.5
Operating income (loss)	17.8	18.4	11.7	3.4	(14.7)	—	36.6
Additions to property, plant & equipment	22.7	6.6	3.8	0.1	—	—	33.2
For the Six Months Ended July 2, 2016
Revenue, net[1]	$533.0	$662.5	$252.9	$28.4	$—	$(13.4)	$1,463.4
Depreciation and amortization	57.7	36.9	10.9	0.5	—	—	106.0
Operating income (loss)	23.5	19.0	21.6	5.9	(18.7)	—	51.3
Additions to property, plant & equipment	40.5	16.0	5.8	0.4	—	—	62.7
As of December 31, 2016						—
Total assets[2]	$2,735.1	$862.9	$316.5	$25.2	$—	$—	$3,939.7

1.	Intersegment revenue between Cott North America and the other reporting segments was $7.0 and $13.4 million for the three and six months ended July 2, 2016.
2.	Excludes intersegment receivables, investments and notes receivable.

For the six months ended July 1, 2017, sales to Walmart accounted for 13.0% of our total revenue (July 2, 2016—17.9%), 1.2% of our Water & Coffee Solutions reporting segment revenue (July 2, 2016—2.4%), 32.8% of our Cott North America reporting segment revenue (July 2, 2016—33.7%), 11.2% of our Cott U.K. reporting segment revenue (July 2, 2016—10.4%), and 2.4% of our All Other reporting segment revenue (July 2, 2016—2.1%).

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

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended July 1, 2017
(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$23.5	$268.1	$54.4	$0.8	$(0.4)	$346.4
Branded retail	20.3	24.1	40.3	1.1	(0.5)	85.3
Contract packaging	—	45.7	24.9	3.3	(2.3)	71.6
Home and office bottled water delivery	256.6	—	—	—	—	256.6
Coffee and tea services	173.8	—	0.7	—	—	174.5
Concentrate and other	64.7	7.1	4.2	6.9	(3.2)	79.7

Total	$538.9	$345.0	$124.5	$12.1	$(6.4)	$1,014.1

	For the Six Months Ended July 1, 2017
(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$44.9	$508.7	$92.7	$1.7	$(0.8)	$647.2
Branded retail	39.4	46.7	69.8	2.0	(0.9)	157.0
Contract packaging	—	76.8	46.7	6.3	(4.2)	125.6
Home and office bottled water delivery	485.7	—	—	—	—	485.7
Coffee and tea services	339.4	—	1.3	—	—	340.7
Concentrate and other	125.0	13.9	8.2	13.6	(6.4)	154.3

Total	$1,034.4	$646.1	$218.7	$23.6	$(12.3)	$1,910.5

	For the Three Months Ended July 2, 2016
(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$20.7	$280.9	$54.9	$1.1	$(0.3)	$357.3
Branded retail	22.9	24.8	41.2	1.0	(0.4)	89.5
Contract packaging	—	35.7	31.0	5.0	(2.5)	69.2
Home and office bottled water delivery	177.2	—	—	—	—	177.2
Coffee and tea services	30.0	—	0.8	—	—	30.8
Concentrate and other	24.9	7.8	4.4	7.7	(3.8)	41.0

Total	$275.7	$349.2	$132.3	$14.8	$(7.0)	$765.0

	For the Six Months Ended July 2, 2016
(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$37.6	$529.4	$105.6	$1.6	$(0.7)	$673.5
Branded retail	47.2	51.6	77.4	1.8	(0.7)	177.3
Contract packaging	—	67.1	59.3	9.7	(4.6)	131.5
Home and office bottled water delivery	339.2	—	—	—	—	339.2
Coffee and tea services	61.5	—	1.6	—	—	63.1
Concentrate and other	47.5	14.4	9.0	15.3	(7.4)	78.8

Total	$533.0	$662.5	$252.9	$28.4	$(13.4)	$1,463.4

Note 7—Inventories

The following table summarizes inventories as of July 1, 2017 and December 31, 2016:

(in millions of U.S. dollars)	July 1, 2017	December 31, 2016
Raw materials	$135.5	$123.4
Finished goods	137.3	131.6
Resale items	21.4	22.0
Other	30.4	24.4

Total	$324.6	$301.4

Note 8—Intangible Assets, Net

The following table summarizes intangible assets, net as of July 1, 2017 and December 31, 2016:

	July 1, 2017			December 31, 2016
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Rights[1]	$45.0	$—	$45.0	$45.0	$—	$45.0
Trademarks	261.6	—	261.6	257.1	—	257.1

Total intangible assets not subject to amortization	306.6	—	306.6	302.1	—	302.1

Subject to amortization
Customer relationships	851.7	261.5	590.2	900.1	303.4	596.7
Patents	15.3	0.3	15.0	—	—	—
Trademarks	10.6	6.8	3.8	31.6	27.9	3.7
Information technology	76.3	44.4	31.9	70.5	38.0	32.5
Other	10.5	6.7	3.8	10.3	5.6	4.7

Total intangible assets subject to amortization	964.4	319.7	644.7	1,012.5	374.9	637.6

Total intangible assets	$1,271.0	$319.7	$951.3	$1,314.6	$374.9	$939.7

1.	Relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico.

Amortization expense of intangible assets was $23.3 million and $44.7 million for the three and six months ended July 1, 2017, compared to $19.1 million and $38.3 million for the three and six months ended July 2, 2016, respectively.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2017	$46.8
2018	89.1
2019	79.6
2020	68.0
2021	61.1
Thereafter	300.1

Total	$644.7

Note 9—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of July 1, 2017 and December 31, 2016:

(in millions of U.S. dollars)	July 1, 2017	December 31, 2016
Trade payables	$404.1	$339.9
Accrued compensation	65.8	63.6
Accrued sales incentives	23.3	20.6
Accrued interest	34.7	12.2
Payroll, sales and other taxes	23.9	17.6
Accrued deposits	66.1	51.9
Other accrued liabilities	93.4	91.6

Total	$711.3	$597.4

Note 10—Debt

Our total debt as of July 1, 2017 and December 31, 2016 was as follows:

	July 1, 2017			December 31, 2016
(in millions of U.S. dollars)	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
6.750% senior notes due in 2020	$—	$—	$—	$625.0	$9.3	$615.7
10.000% senior notes due in 2021[1]	272.2	—	272.2	384.2	—	384.2
5.375% senior notes due in 2022	525.0	6.6	518.4	525.0	7.1	517.9
5.500% senior notes due in 2024	514.0	9.8	504.2	474.1	9.8	464.3
5.500% senior notes due in 2025	750.0	11.5	738.5	—	—	—
ABL facility	255.0	—	255.0	207.0	—	207.0
GE Term Loan	3.1	0.1	3.0	4.3	0.2	4.1
Capital leases and other debt financing	8.5	—	8.5	7.5	—	7.5

Total debt	2,327.8	28.0	2,299.8	2,227.1	26.4	2,200.7
Less: Short-term borrowings and current debt:
ABL facility	255.0	—	255.0	207.0	—	207.0

Total short-term borrowings	255.0	—	255.0	207.0	—	207.0
GE Term Loan - current maturities	2.3	—	2.3	2.3	—	2.3
Capital leases and other debt financing - current maturities	4.3	—	4.3	3.4	—	3.4

Total current debt	261.6	—	261.6	212.7	—	212.7

Total long-term debt	$2,066.2	$28.0	$2,038.2	$2,014.4	$26.4	$1,988.0

1.	Includes unamortized premium of $22.2 million and $34.2 million at July 1, 2017 and December 31, 2016, respectively. The effective interest rate is 7.515%.

5.500% Senior Notes due in 2025 (the “2025 Notes”)

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

We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2025 Notes.

6.750% Senior Notes due in 2020 (the “2020 Notes”)

On March 22, 2017, we used a portion of the proceeds from the issuance of the 2025 Notes to purchase $202.3 million in aggregate principal amount of the 2020 Notes in a cash tender offer. The tender offer included $7.1 million in premium payments, accrued interest of $3.1 million, the write-off of $2.9 million in deferred financing fees and other costs of $0.1 million. On April 5, 2017, we used a portion of the proceeds from the issuance of the 2025 Notes to redeem the remaining $422.7 million aggregate principal amount of our 2020 Notes. The redemption included $14.3 million in premium payments, accrued interest of $7.4 million, and the write-off of $5.8 million in deferred financing fees.

10.000% Senior Notes due in 2021 (the “DSS Notes”)

On May 5, 2017, we used a portion of the proceeds from the issuance of the 2025 Notes to purchase $100.0 million in aggregate principal amount of the DSS Notes. The redemption included $7.7 million in premium payments, accrued interest of $1.8 million, and the write-off of $9.2 million of unamortized premium.

Note 11—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the six months ended July 1, 2017 and July 2, 2016 were as follows:

(in millions of U.S. dollars)[1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance January 2, 2016	$(4.7)	$(10.1)	$(61.4)	$(76.2)

OCI before reclassifications	5.8	—	(17.9)	(12.1)
Amounts reclassified from AOCI	(2.7)	0.2	—	(2.5)

Net current-period OCI	3.1	0.2	(17.9)	(14.6)

Ending balance July 2, 2016	$(1.6)	$(9.9)	$(79.3)	$(90.8)

Beginning balance December 31, 2016	$(0.1)	$(14.4)	$(103.4)	$(117.9)

OCI before reclassifications	0.5	—	22.2	22.7
Amounts reclassified from AOCI	(1.5)	(0.2)	—	(1.7)

Net current-period OCI	(1.0)	(0.2)	22.2	21.0

Ending balance July 1, 2017	$(1.1)	$(14.6)	$(81.2)	$(96.9)

1.	All amounts are net of tax.

The following table summarizes the amounts reclassified from AOCI for the three and six months ended July 1, 2017 and July 2, 2016, respectively.

(in millions of U.S. dollars)	For the Three Months Ended		For the Six Months Ended		Affected Line Item in
Details About AOCI	July 1,	July 2,	July 1,	July 2,	the Statement Where
Components[1]	2017	2016	2017	2016	Net Income Is Presented
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$0.8	$2.4	$1.5	$4.0	Cost of sales
	—	(0.7)	—	(1.3)	Tax expense

	$0.8	$1.7	$1.5	$2.7	Net of tax

Amortization of pension benefit plan items
Prior service costs[2]	$0.3	$(0.1)	$0.2	$(0.2)	Cost of sales

	0.3	(0.1)	0.2	(0.2)	Total before taxes
	—	—	—	—	Tax expense

	$0.3	$(0.1)	$0.2	$(0.2)	Net of tax

Total reclassifications for the period	$1.1	$1.6	$1.7	$2.5	Net of tax

1.	Amounts in parenthesis indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 12—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $40.1 million in standby letters of credit outstanding as of July 1, 2017 ($42.4 million—December 31, 2016).

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended July 1, 2017 or July 2, 2016. Foreign exchange contracts typically have maturities of less than twelve months. Substantially all outstanding hedges as of July 1, 2017 are expected to settle in the next twelve months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $12.3 million and $15.3 million as of July 1, 2017 and December 31, 2016, respectively. Approximately $0.2 million and $0.9 million of unrealized losses, net of tax, related to the foreign currency cash flow hedges were included in AOCI as of July 1, 2017 and July 2, 2016, respectively. The hedge ineffectiveness for these cash flow hedging instruments was not material during the periods presented.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated and qualified as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. We had no outstanding aluminum commodity swaps as of July 1, 2017 and December 31, 2016. Unrealized net of tax losses of $1.0 million related to the commodity swaps were included in AOCI as of July 2, 2016. The cumulative hedge ineffectiveness for these hedging instruments was not material during the periods presented.

We have entered into coffee futures contracts to hedge exposure to price fluctuations on green coffee associated with fixed-price sales contracts with customers, which generally range from three to 18 months in length. These derivatives have been designated and qualified as a part of our commodity cash flow hedging program effective January 1, 2017. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee. We did not elect hedge accounting for our coffee futures contracts in 2016. The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 29.1 million pounds as of July 1, 2017. The notional amounts for the coffee futures contracts not designated or qualifying as hedging instruments was 44.9 million pounds as of December 31, 2016. The effective portion of the cash-flow hedge recognized in AOCI during the six months ended July 1, 2017 was $0.7 million. Approximately $0.8 million and $1.5 million of realized gains, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the consolidated statements of operations for the three and six months ended July 1, 2017, respectively. The hedge ineffectiveness for these cash flow hedging instruments was nil and $0.1 million for the three and six months ended July 1, 2017, respectively.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was $0.1 million and $0.1 million as of July 1, 2017 and December 31, 2016, respectively. The fair value of the Company’s derivative liabilities included in accrued liabilities was $1.9 million and $6.1 million as of July 1, 2017 and December 31, 2016, respectively. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	July 1, 2017		December 31, 2016
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Foreign currency hedge	$0.1	$0.3	$0.1	$—
Coffee futures[1]	—	1.6	—	6.1

	$0.1	$1.9	$0.1	$6.1

1.	The fair value of the coffee futures excludes amounts in the related margin accounts. As of July 1, 2017 and December 31, 2016, the aggregate margin account balances were $3.7 million and $9.2 million, respectively, and are included in cash & cash equivalents on the consolidated balance sheets.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	July 1, 2017	December 31, 2016
Coffee futures assets	$0.8	$1.4
Coffee futures liabilities	(2.4)	(7.5)

Net asset (liability)	$(1.6)	$(6.1)

The settlement of our derivative instruments resulted in a credit to cost of sales of $0.8 million and $1.5 million for the three and six months ended July 1, 2017, respectively, and $2.4 million and $4.0 million for the three and six months ended July 2, 2016, respectively.

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

Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets as of July 1, 2017 and December 31, 2016 was $0.1 million, respectively. The fair value for the derivative liabilities as of July 1, 2017 and December 31, 2016 was $1.9 million and $6.1 million, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash & cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of July 1, 2017 and December 31, 2016 were as follows:

	July 1, 2017		December 31, 2016
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.750% senior notes due in 2020[1,3]	$—	$—	$615.7	$647.7
10.000% senior notes due in 2021[1,2]	272.2	265.0	384.2	383.7
5.375% senior notes due in 2022[1,3]	518.4	544.0	517.9	534.2
5.500% senior notes due in 2024[1,3]	504.2	557.0	464.3	505.5
5.500% senior notes due in 2025[1,3]	738.5	766.9	—	—

Total	$2,033.3	$2,132.9	$1,982.1	$2,071.1

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2.	Includes unamortized premium of $22.2 million and $34.2 million at July 1, 2017 and December 31, 2016, respectively.
3.	The carrying value of our significant outstanding debt is net of unamortized debt issuance costs of $28.0 million and $26.4 million as of July 1, 2017 and December 31, 2016, respectively.

Note 15—Guarantor Subsidiaries

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

The €450.0 million (U.S. $514.0 million at the exchange rate in effect on July 1, 2017) of 5.500% senior notes due 2024 (the “2024 Notes”) were initially issued on June 30, 2016 by Cott Finance Corporation, which was not a DSS Guarantor Subsidiary. Cott Finance Corporation was declared an unrestricted subsidiary under the DSS Indenture. As a result, such entity is reflected as a DSS Non-Guarantor Subsidiary in the following summarized condensed consolidating financial information through August 2, 2016. Substantially simultaneously with the closing of the Eden Acquisition on August 2, 2016, we assumed all of the obligations of Cott Finance Corporation as issuer under the 2024 Notes, and Cott Corporation’s U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes (including Cott Beverages Inc.) entered into a supplemental indenture to guarantee the 2024 Notes. Currently, the obligors under the 2024 Notes are different than the obligors under the DSS Notes, but identical to the obligors under the 2020 Notes and the 2022 Notes. The 2024 Notes are listed on the official list of the Irish Stock Exchange and are traded on the Global Exchange Market thereof.

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 1, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$46.3	$265.6	$577.8	$138.1	$(13.7)	$1,014.1
Cost of sales	38.9	103.0	482.0	61.6	(13.7)	671.8

Gross profit	7.4	162.6	95.8	76.5	—	342.3
Selling, general and administrative expenses	8.6	140.2	87.3	63.6	—	299.7
Loss (gain) on disposal of property, plant & equipment, net	—	4.3	(0.4)	0.1	—	4.0
Acquisition and integration expenses	—	1.5	3.7	2.8	—	8.0

Operating (loss) income	(1.2)	16.6	5.2	10.0	—	30.6
Other (income) expense, net	—	(1.1)	18.5	0.8	—	18.2
Intercompany interest (income) expense, net	(1.5)	10.9	(4.9)	(4.5)	—	—
Interest expense, net	7.2	5.9	20.1	0.1	—	33.3

(Loss) income before income tax expense (benefit) and equity (loss) income	(6.9)	0.9	(28.5)	13.6	—	(20.9)
Income tax expense (benefit)	—	0.4	(3.8)	4.8	—	1.4
Equity (loss) income	(17.7)	—	2.3	—	15.4	—

Net (loss) income	$(24.6)	$0.5	$(22.4)	$8.8	$15.4	$(22.3)
Less: Net income attributable to non-controlling interests	—	—	—	2.3	—	2.3

Net (loss) income attributed to Cott Corporation	$(24.6)	$0.5	$(22.4)	$6.5	$15.4	$(24.6)

Comprehensive (loss) income attributed to Cott Corporation	$(15.8)	$0.5	$(56.7)	$4.6	$51.6	$(15.8)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 1, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$81.0	$514.4	$1,084.2	$255.8	$(24.9)	$1,910.5
Cost of sales	69.5	200.5	899.2	113.3	(24.9)	1,257.6

Gross profit	11.5	313.9	185.0	142.5	—	652.9
Selling, general and administrative expenses	15.1	280.0	174.3	121.4	—	590.8
Loss (gain) on disposal of property, plant & equipment, net	—	6.0	(0.7)	0.1	—	5.4
Acquisition and integration expenses	—	3.1	6.3	5.9	—	15.3

Operating (loss) income	(3.6)	24.8	5.1	15.1	—	41.4
Other expense (income), net	0.3	(1.7)	28.0	—	—	26.6
Intercompany interest (income) expense, net	(3.0)	21.7	(10.0)	(8.7)	—	—
Interest expense, net	14.2	13.2	41.6	—	—	69.0

(Loss) income before income tax expense (benefit) and equity (loss) income	(15.1)	(8.4)	(54.5)	23.8	—	(54.2)
Income tax expense (benefit)	—	0.8	(3.3)	5.0	—	2.5
Equity (loss) income	(45.9)	—	4.4	—	41.5	—

Net (loss) income	$(61.0)	$(9.2)	$(46.8)	$18.8	$41.5	$(56.7)
Less: Net income attributable to non-controlling interests	—	—	—	4.3	—	4.3

Net (loss) income attributed to Cott Corporation	$(61.0)	$(9.2)	$(46.8)	$14.5	$41.5	$(61.0)

Comprehensive (loss) income attributed to Cott Corporation	$(40.0)	$(9.2)	$(90.7)	$19.4	$80.5	$(40.0)

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$82.0	$502.1	$844.1	$63.7	$(28.5)	$1,463.4
Cost of sales	68.6	196.3	708.8	51.6	(28.5)	996.8

Gross profit	13.4	305.8	135.3	12.1	—	466.6
Selling, general and administrative expenses	22.3	278.4	92.7	5.7	—	399.1
Loss (gain) on disposal of property, plant & equipment, net	—	3.2	(0.1)	—	—	3.1
Acquisition and integration expenses	—	2.0	11.1	—	—	13.1

Operating (loss) income	(8.9)	22.2	31.6	6.4	—	51.3
Other expense (income), net	0.2	(1.3)	1.8	0.1	—	0.8
Intercompany interest expense (income), net	—	21.6	(21.6)	—	—	—
Interest expense, net	0.4	14.6	39.8	—	—	54.8

(Loss) income before income tax (benefit) expense and equity income	(9.5)	(12.7)	11.6	6.3	—	(4.3)
Income tax (benefit) expense	—	(4.6)	(7.3)	0.1	—	(11.8)
Equity income	14.1	—	3.3	—	(17.4)	—

Net income (loss)	$4.6	$(8.1)	$22.2	$6.2	$(17.4)	$7.5
Less: Net income attributable to non-controlling interests	—	—	—	2.9	—	2.9

Net income (loss) attributed to Cott Corporation	$4.6	$(8.1)	$22.2	$3.3	$(17.4)	$4.6

Comprehensive (loss) income attributed to Cott Corporation	$(10.0)	$(8.1)	$106.7	$3.4	$(102.0)	$(10.0)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of July 1, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$5.1	$22.7	$67.3	$28.1	$—	$123.2
Accounts receivable, net of allowance	36.2	127.4	428.3	105.7	(210.9)	486.7
Inventories	17.4	29.4	253.9	23.9	—	324.6
Prepaid expenses and other current assets	1.3	6.9	17.5	11.9	—	37.6

Total current assets	60.0	186.4	767.0	169.6	(210.9)	972.1
Property, plant & equipment, net	27.6	368.6	421.5	118.1	—	935.8
Goodwill	21.1	586.6	301.3	308.6	—	1,217.6
Intangible assets, net	0.1	362.0	383.0	206.2	—	951.3
Deferred tax assets	—	—	—	1.5	—	1.5
Other long-term assets, net	1.3	14.2	20.8	3.0	—	39.3
Due from affiliates	1,002.8	—	544.4	356.6	(1,903.8)	—
Investments in subsidiaries	307.4	—	390.5	—	(697.9)	—

Total assets	$1,420.3	$1,517.8	$2,828.5	$1,163.6	$(2,812.6)	$4,117.6

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$255.0	$—	$—	$255.0
Current maturities of long-term debt	—	—	3.0	3.6	—	6.6
Accounts payable and accrued liabilities	91.5	273.2	422.1	135.4	(210.9)	711.3

Total current liabilities	91.5	273.2	680.1	139.0	(210.9)	972.9
Long-term debt	504.3	272.4	1,258.7	2.8	—	2,038.2
Deferred tax liabilities	1.0	82.2	48.5	32.4	—	164.1
Other long-term liabilities	0.7	39.2	48.8	24.2	—	112.9
Due to affiliates	1.1	543.3	500.6	858.8	(1,903.8)	—

Total liabilities	598.6	1,210.3	2,536.7	1,057.2	(2,114.7)	3,288.1
Equity
Common shares, no par	912.0	355.5	729.2	140.4	(1,225.1)	912.0
Additional paid-in-capital	61.4	—	—	—		61.4
Accumulated deficit	(54.8)	(47.8)	(551.3)	(55.8)	654.9	(54.8)
Accumulated other comprehensive (loss) income	(96.9)	(0.2)	113.9	14.0	(127.7)	(96.9)

Total Cott Corporation equity	821.7	307.5	291.8	98.6	(697.9)	821.7
Non-controlling interests	—	—	—	7.8	—	7.8

Total equity	821.7	307.5	291.8	106.4	(697.9)	829.5

Total liabilities and equity	$1,420.3	$1,517.8	$2,828.5	$1,163.6	$(2,812.6)	$4,117.6

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 31, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.8	$22.7	$52.1	$38.5	$—	$118.1
Accounts receivable, net of allowance	27.4	121.7	239.6	93.7	(78.5)	403.9
Inventories	14.0	29.2	237.1	21.1	—	301.4
Prepaid expenses and other current assets	1.4	7.1	16.6	4.7	—	29.8

Total current assets	47.6	180.7	545.4	158.0	(78.5)	853.2
Property, plant & equipment, net	27.5	364.5	430.7	107.2	—	929.9
Goodwill	20.3	582.0	290.4	282.7	—	1,175.4
Intangible assets, net	0.1	356.8	385.0	197.8	—	939.7
Deferred tax assets	—	—	—	0.2	—	0.2
Other long-term assets, net	1.2	14.6	23.1	2.4	—	41.3
Due from affiliates	943.2	—	544.3	—	(1,487.5)	—
Investments in subsidiaries	361.9	—	400.5	—	(762.4)	—

Total assets	$1,401.8	$1,498.6	$2,619.4	$748.3	$(2,328.4)	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$207.0	$—	$—	$207.0
Current maturities of long-term debt	—	—	2.7	3.0	—	5.7
Accounts payable and accrued liabilities	66.5	135.1	341.0	133.3	(78.5)	597.4

Total current liabilities	66.5	135.1	550.7	136.3	(78.5)	810.1
Long-term debt	464.3	384.2	1,136.7	2.8	—	1,988.0
Deferred tax liabilities	1.0	81.2	49.0	26.6	—	157.8
Other long-term liabilities	0.5	38.0	49.9	21.6	—	110.0
Due to affiliates	1.0	543.3	453.4	489.8	(1,487.5)	—

Total liabilities	533.3	1,181.8	2,239.7	677.1	(1,566.0)	3,065.9
Equity
Common shares, no par	909.3	355.4	691.5	149.7	(1,196.6)	909.3
Additional paid-in-capital	54.2	—	—	—	—	54.2
Retained earnings (deficit)	22.9	(38.4)	(469.6)	(92.9)	600.9	22.9
Accumulated other comprehensive (loss) income	(117.9)	(0.2)	157.8	9.1	(166.7)	(117.9)

Total Cott Corporation equity	868.5	316.8	379.7	65.9	(762.4)	868.5
Non-controlling interests	—	—	—	5.3	—	5.3

Total equity	868.5	316.8	379.7	71.2	(762.4)	873.8

Total liabilities and equity	$1,401.8	$1,498.6	$2,619.4	$748.3	$(2,328.4)	$3,939.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 1, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities	$12.3	$148.1	$(58.6)	$14.9	$(11.8)	$104.9

Investing Activities
Acquisition, net of cash received	—	(19.0)	(16.9)	(3.3)	—	(39.2)
Additions to property, plant & equipment	(0.5)	(20.2)	(9.0)	(10.7)	—	(40.4)
Additions to intangible assets	—	(0.9)	(1.5)	(0.6)	—	(3.0)
Proceeds from sale of property, plant & equipment and sale-leasebacks	—	—	14.6	0.3	—	14.9
Other investing activities	—	—	0.2	—	—	0.2

Net cash used in investing activities	(0.5)	(40.1)	(12.6)	(14.3)	—	(67.5)

Financing Activities
Payments of long-term debt	—	(100.0)	(423.4)	(1.1)	—	(524.5)
Borrowings under ABL	—	—	684.4	1.3	—	685.7
Payments under ABL	—	—	(576.6)	—	—	(576.6)
Premiums and costs paid upon extinguishment of long-term debt	—	(7.7)	(14.3)	—	—	(22.0)
Financing fees	—	—	(1.7)	—	—	(1.7)
Distributions to non-controlling interests	—	—	—	(0.9)	—	(0.9)
Issuance of common shares	0.3	—	—	—	—	0.3
Dividends paid to common shareowners	(8.3)	—	—	—	—	(8.3)
Other financing activities	—	—	—	0.4	—	0.4
Intercompany dividends	—	—	—	(11.8)	11.8	—

Net cash used in financing activities	(8.0)	(107.7)	(331.6)	(12.1)	11.8	(447.6)
Effect of exchange rate changes on cash	0.2	—	1.3	1.4	—	2.9

Net increase (decrease) in cash & cash equivalents	4.0	0.3	(401.5)	(10.1)	—	(407.3)

Cash & cash equivalents, beginning of period	1.1	22.4	468.8	38.2	—	530.5

Cash & cash equivalents, end of period	$5.1	$22.7	$67.3	$28.1	$—	$123.2

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 1, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities	$20.0	$172.0	$(98.6)	$20.5	$(12.7)	$101.2

Investing Activities
Acquisition, net of cash received	—	(26.8)	(16.3)	(1.1)	—	(44.2)
Additions to property, plant & equipment	(1.4)	(37.7)	(25.2)	(16.7)	—	(81.0)
Additions to intangible assets	—	(1.9)	(3.3)	(0.6)	—	(5.8)
Proceeds from sale of property, plant & equipment and sale-leasebacks	—	2.1	16.3	0.6	—	19.0
Other investing activities	—	—	0.4	—	—	0.4

Net cash used in investing activities	(1.4)	(64.3)	(28.1)	(17.8)	—	(111.6)

Financing Activities
Payments of long-term debt	—	(100.0)	(626.4)	(1.4)	—	(727.8)
Issuance of long-term debt	—	—	750.0	—	—	750.0
Borrowings under ABL	—	—	1,457.3	1.3	—	1,458.6
Payments under ABL	—	—	(1,409.3)	(1.5)	—	(1,410.8)
Premiums and costs paid upon extinguishment of long-term debt	—	(7.7)	(21.5)	—	—	(29.2)
Financing fees	—	—	(11.1)	—	—	(11.1)
Distributions to non-controlling interests	—	—	—	(1.8)	—	(1.8)
Issuance of common shares	0.8	—	—	—	—	0.8
Common shares repurchased and cancelled	(1.8)	—	—	—	—	(1.8)
Dividends paid to common shareowners	(16.7)	—	—	—	—	(16.7)
Other financing activities	—	—	—	0.9	—	0.9
Intercompany dividends	—	—	—	(12.7)	12.7	—

Net cash (used in) provided by financing activities	(17.7)	(107.7)	139.0	(15.2)	12.7	11.1
Effect of exchange rate changes on cash	(0.6)	—	2.9	2.1	—	4.4

Net increase (decrease) in cash & cash equivalents	0.3	—	15.2	(10.4)	—	5.1

Cash & cash equivalents, beginning of period	4.8	22.7	52.1	38.5	—	118.1

Cash & cash equivalents, end of period	$5.1	$22.7	$67.3	$28.1	$—	$123.2

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 2, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities	$(0.3)	$29.6	$67.2	$5.2	$(14.1)	$87.6

Investing Activities
Acquisitions, net of cash received	0.5	(2.3)	—	—	—	(1.8)
Additions to property, plant & equipment	(0.5)	(20.8)	(11.6)	(0.3)	—	(33.2)
Additions to intangible assets	—	(0.6)	(0.4)	—	—	(1.0)
Proceeds from sale of property, plant & equipment	—	—	0.2	—	—	0.2
Increase in restricted cash	(2.8)	—	—	—	—	(2.8)

Net cash used in investing activities	(2.8)	(23.7)	(11.8)	(0.3)	—	(38.6)

Financing Activities
Payments of long-term debt	—	—	(0.3)	(0.1)	—	(0.4)
Borrowings under ABL	57.2	—	66.7	—	—	123.9
Payments under ABL	(88.9)	—	(98.8)	—	—	(187.7)
Distributions to non-controlling interests	—	—	—	(1.0)	—	(1.0)
Issuance of common shares	220.1	—	—	—	—	220.1
Dividends paid to common shareowners	(7.4)	—	—	—	—	(7.4)
Intercompany dividends	—	—	(13.0)	(1.1)	14.1	—

Net cash provided by (used in) financing activities	181.0	—	(45.4)	(2.2)	14.1	147.5
Effect of exchange rate changes on cash	(0.2)	—	(1.8)	(0.1)	—	(2.1)

Net increase in cash & cash equivalents	177.7	5.9	8.2	2.6	—	194.4

Cash & cash equivalents, beginning of period	4.9	20.5	25.0	4.7	—	55.1

Cash & cash equivalents, end of period	$182.6	$26.4	$33.2	$7.3	$—	$249.5

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities	$(137.1)	$55.7	$156.9	$9.9	$(16.5)	$68.9

Investing Activities
Acquisitions, net of cash received	(42.7)	(3.5)	—	—	—	(46.2)
Additions to property, plant & equipment	(0.9)	(37.6)	(23.6)	(0.6)	—	(62.7)
Additions to intangible assets	(0.1)	(1.1)	(2.1)	—	—	(3.3)
Proceeds from sale of property, plant & equipment	—	0.1	2.8	—	—	2.9
Increase in restricted cash	(2.8)	—	—	—	—	(2.8)

Net cash used in investing activities	(46.5)	(42.1)	(22.9)	(0.6)	—	(112.1)

Financing Activities
Payments of long-term debt	—	—	(1.3)	(0.2)	—	(1.5)
Borrowings under ABL	144.8	—	476.3	—	—	621.1
Payments under ABL	(147.7)	—	(598.3)	—	—	(746.0)
Distributions to non-controlling interests	—	—	—	(3.3)	—	(3.3)
Issuance of common shares	364.2	—	—	—	—	364.2
Common shares repurchased and cancelled	(1.1)	—	—	—	—	(1.1)
Dividends paid to common shareowners	(14.7)	—	—	—	—	(14.7)
Intercompany dividends	—	—	(13.0)	(3.5)	16.5	—

Net cash provided by (used in) financing activities	345.5	—	(136.3)	(7.0)	16.5	218.7
Effect of exchange rate changes on cash	(0.1)	—	(2.9)	(0.1)	—	(3.1)

Net increase (decrease) in cash & cash equivalents	161.8	13.6	(5.2)	2.2	—	172.4

Cash & cash equivalents, beginning of period	20.8	12.8	38.4	5.1	—	77.1

Cash & cash equivalents, end of period	$182.6	$26.4	$33.2	$7.3	$—	$249.5

Guarantor Subsidiaries for 2020 Notes, 2022 Notes, and 2024 Notes

The 2020 Notes and the $525.0 million of 5.375% senior notes due 2022 (the “2022 Notes”), each issued by Cott Corporation’s 100% owned subsidiary Cott Beverages Inc. (“CBI”), are fully and unconditionally, jointly and severally guaranteed on a senior basis by Cott Corporation and certain of its 100% owned direct and indirect subsidiaries (the “Cott Guarantor Subsidiaries”). The Indentures governing the 2020 Notes and the 2022 Notes require (i) any 100% owned direct and indirect restricted subsidiary that guarantees any indebtedness of CBI or any guarantor and (ii) any non-100% owned subsidiary that guarantees any other capital markets debt of CBI or any guarantor to guarantee the 2020 Notes and the 2022 Notes. No non-100% owned subsidiaries guarantee the 2020 Notes or the 2022 Notes. The guarantees of Cott Corporation and the Cott Guarantor Subsidiaries may be released in limited circumstances only upon the occurrence of certain customary conditions set forth in the Indentures governing the 2020 Notes and the 2022 Notes. As of April 5, 2017, the entire aggregate principal amount of our 2020 Notes has been redeemed (see Note 10 to the consolidated financial statements).

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 1, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$46.3	$186.5	$659.0	$138.1	$(15.8)	$1,014.1
Cost of sales	38.9	158.8	428.3	61.6	(15.8)	671.8

Gross profit	7.4	27.7	230.7	76.5	—	342.3
Selling, general and administrative expenses	8.6	30.5	197.0	63.6	—	299.7
Loss on disposal of property, plant & equipment, net	—	0.1	3.8	0.1	—	4.0
Acquisition and integration expenses	—	3.1	2.1	2.8	—	8.0

Operating (loss) income	(1.2)	(6.0)	27.8	10.0	—	30.6
Other expense (income), net	—	20.0	(2.6)	0.8	—	18.2
Intercompany interest (income) expense, net	(1.5)	(1.7)	7.7	(4.5)	—	—
Interest expense, net	7.2	9.5	16.5	0.1	—	33.3

(Loss) income before income tax (benefit) expense and equity (loss) income	(6.9)	(33.8)	6.2	13.6	—	(20.9)
Income tax expense (benefit)	—	0.5	(3.9)	4.8	—	1.4
Equity (loss) income	(17.7)	2.4	(0.1)	—	15.4	—

Net (loss) income	$(24.6)	$(31.9)	$10.0	$8.8	$15.4	$(22.3)
Less: Net income attributable to non-controlling interests	—	—	—	2.3	—	2.3

Net (loss) income attributed to Cott Corporation	$(24.6)	$(31.9)	$10.0	$6.5	$15.4	$(24.6)

Comprehensive (loss) income attributed to Cott Corporation	$(15.8)	$(30.4)	$(27.3)	$4.6	$53.1	$(15.8)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 1, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$81.0	$351.1	$1,252.3	$255.8	$(29.7)	$1,910.5
Cost of sales	69.5	302.1	802.4	113.3	(29.7)	1,257.6

Gross profit	11.5	49.0	449.9	142.5	—	652.9
Selling, general and administrative expenses	15.1	57.7	396.6	121.4	—	590.8
Loss on disposal of property, plant & equipment, net	—	0.1	5.2	0.1	—	5.4
Acquisition and integration expenses	—	4.6	4.8	5.9	—	15.3

Operating (loss) income	(3.6)	(13.4)	43.3	15.1	—	41.4
Other expense (income), net	0.3	30.0	(3.7)	—	—	26.6
Intercompany interest
(income) expense, net	(3.0)	(10.9)	22.6	(8.7)	—	—
Interest expense, net	14.2	29.9	24.9	—	—	69.0

(Loss) income before income tax (benefit) expense and equity (loss) income	(15.1)	(62.4)	(0.5)	23.8	—	(54.2)
Income tax expense (benefit)	—	1.6	(4.1)	5.0	—	2.5
Equity (loss) income	(45.9)	4.5	(0.1)	—	41.5	—

Net (loss) income	$(61.0)	$(59.5)	$3.5	$18.8	$41.5	$(56.7)
Less: Net income attributable to non-controlling interests	—	—	—	4.3	—	4.3

Net (loss) income attributed to Cott Corporation	$(61.0)	$(59.5)	$3.5	$14.5	$41.5	$(61.0)

Comprehensive (loss) income attributed to Cott Corporation	$(40.0)	$(57.3)	$(32.5)	$19.4	$70.4	$(40.0)

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$82.0	$360.2	$986.0	$63.7	$(28.5)	$1,463.4
Cost of sales	68.6	304.3	600.8	51.6	(28.5)	996.8

Gross profit	13.4	55.9	385.2	12.1	—	466.6
Selling, general and administrative expenses	22.3	43.9	327.2	5.7	—	399.1
Loss on disposal of property, plant & equipment, net	—	0.5	2.6	—	—	3.1
Acquisition and integration expenses	—	11.0	2.1	—	—	13.1

Operating (loss) income	(8.9)	0.5	53.3	6.4	—	51.3
Other expense, net	0.2	—	0.5	0.1	—	0.8
Intercompany interest (income) expense, net	—	(22.7)	22.7	—	—	—
Interest expense, net	0.4	39.6	14.8	—	—	54.8

(Loss) income before income tax (benefit) expense and equity income	(9.5)	(16.4)	15.3	6.3	—	(4.3)
Income tax (benefit) expense	—	(7.6)	(4.3)	0.1	—	(11.8)
Equity income	14.1	3.0	0.3	—	(17.4)	—

Net income (loss)	$4.6	$(5.8)	$19.9	$6.2	$(17.4)	$7.5
Less: Net income attributable to non-controlling interests	—	—	—	2.9	—	2.9

Net income (loss) attributed to Cott Corporation	$4.6	$(5.8)	$19.9	$3.3	$(17.4)	$4.6

Comprehensive (loss) income attributed to Cott Corporation	$(10.0)	$(7.1)	$105.7	$3.4	$(102.0)	$(10.0)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of July 1, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$5.1	$16.1	$73.9	$28.1	$—	$123.2
Accounts receivable, net of allowance	36.2	241.1	382.0	105.7	(278.3)	486.7
Inventories	17.4	74.5	208.8	23.9	—	324.6
Prepaid expenses and other current assets	1.3	6.1	18.3	11.9	—	37.6

Total current assets	60.0	337.8	683.0	169.6	(278.3)	972.1
Property, plant & equipment, net	27.6	148.6	641.5	118.1	—	935.8
Goodwill	21.1	4.5	883.4	308.6	—	1,217.6
Intangible assets, net	0.1	65.4	679.6	206.2	—	951.3
Deferred tax assets	—	—	—	1.5	—	1.5
Other long-term assets, net	1.3	16.2	18.8	3.0	—	39.3
Due from affiliates	1,002.8	782.3	893.2	356.6	(3,034.9)	—
Investments in subsidiaries	307.4	861.4	1,038.9	—	(2,207.7)	—

Total assets	$1,420.3	$2,216.2	$4,838.4	$1,163.6	$(5,520.9)	$4,117.6

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$255.0	$—	$—	$—	$255.0
Current maturities of long-term debt	—	2.5	0.5	3.6	—	6.6
Accounts payable and accrued liabilities	91.5	333.8	428.9	135.4	(278.3)	711.3

Total current liabilities	91.5	591.3	429.4	139.0	(278.3)	972.9
Long-term debt	504.3	519.4	1,011.7	2.8	—	2,038.2
Deferred tax liabilities	1.0	39.2	91.5	32.4	—	164.1
Other long-term liabilities	0.7	23.5	64.5	24.2	—	112.9
Due to affiliates	1.1	892.1	1,282.9	858.8	(3,034.9)	—

Total liabilities	598.6	2,065.5	2,880.0	1,057.2	(3,313.2)	3,288.1
Equity
Common shares, no par	912.0	1,034.7	1,549.9	140.4	(2,725.0)	912.0
Additional paid-in-capital	61.4	—	—	—	—	61.4
(Accumulated deficit) retained earnings	(54.8)	(866.1)	266.8	(55.8)	655.1	(54.8)
Accumulated other comprehensive (loss) income	(96.9)	(17.9)	141.7	14.0	(137.8)	(96.9)

Total Cott Corporation equity	821.7	150.7	1,958.4	98.6	(2,207.7)	821.7
Non-controlling interests	—	—	—	7.8	—	7.8

Total equity	821.7	150.7	1,958.4	106.4	(2,207.7)	829.5

Total liabilities and equity	$1,420.3	$2,216.2	$4,838.4	$1,163.6	$(5,520.9)	$4,117.6

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 31, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.8	$3.1	$71.7	$38.5	$—	$118.1
Accounts receivable, net of allowance	27.4	73.3	443.1	93.7	(233.6)	403.9
Inventories	14.0	72.0	194.3	21.1	—	301.4
Prepaid expenses and other current assets	1.4	4.3	19.4	4.7	—	29.8

Total current assets	47.6	152.7	728.5	158.0	(233.6)	853.2
Property, plant & equipment, net	27.5	154.4	640.8	107.2	—	929.9
Goodwill	20.3	4.5	867.9	282.7	—	1,175.4
Intangible assets, net	0.1	66.2	675.6	197.8	—	939.7
Deferred tax assets	—	6.0	—	0.2	(6.0)	0.2
Other long-term assets, net	1.2	17.0	20.7	2.4	—	41.3
Due from affiliates	943.2	580.2	343.1	—	(1,866.5)	—
Investments in subsidiaries	361.9	847.3	989.8	—	(2,199.0)	—

Total assets	$1,401.8	$1,828.3	$4,266.4	$748.3	$(4,305.1)	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$207.0	$—	$—	$—	$207.0
Current maturities of long-term debt	—	2.5	0.2	3.0	—	5.7
Accounts payable and accrued liabilities	66.5	261.9	369.3	133.3	(233.6)	597.4

Total current liabilities	66.5	471.4	369.5	136.3	(233.6)	810.1
Long-term debt	464.3	1,135.6	385.3	2.8	—	1,988.0
Deferred tax liabilities	1.0	—	136.2	26.6	(6.0)	157.8
Other long-term liabilities	0.5	24.4	63.5	21.6	—	110.0
Due to affiliates	1.0	142.1	1,233.6	489.8	(1,866.5)	—

Total liabilities	533.3	1,773.5	2,188.1	677.1	(2,106.1)	3,065.9
Equity
Common shares, no par	909.3	834.8	1,648.7	149.7	(2,633.2)	909.3
Additional paid-in-capital	54.2	—	—	—	—	54.2
Retained earnings (deficit)	22.9	(759.9)	251.9	(92.9)	600.9	22.9
Accumulated other comprehensive (loss) income	(117.9)	(20.1)	177.7	9.1	(166.7)	(117.9)

Total Cott Corporation equity	868.5	54.8	2,078.3	65.9	(2,199.0)	868.5
Non-controlling interests	—	—	—	5.3	—	5.3

Total equity	868.5	54.8	2,078.3	71.2	(2,199.0)	873.8

Total liabilities and equity	$1,401.8	$1,828.3	$4,266.4	$748.3	$(4,305.1)	$3,939.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 1, 2017
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$12.3	$(88.1)	$177.6	$14.9	$(11.8)	$104.9

Investing Activities
Acquisitions, net of cash received	—	(14.2)	(21.7)	(3.3)	—	(39.2)
Additions to property, plant & equipment	(0.5)	(5.9)	(23.3)	(10.7)	—	(40.4)
Additions to intangible assets	—	(1.4)	(1.0)	(0.6)	—	(3.0)
Proceeds from sale of property, plant & equipment and sale-leasebacks	—	7.7	6.9	0.3	—	14.9
Other investing activities	—	—	0.2	—	—	0.2

Net cash used in investing activities	(0.5)	(13.8)	(38.9)	(14.3)	—	(67.5)

Financing Activities
Payments of long-term debt	—	(423.3)	(100.1)	(1.1)	—	(524.5)
Borrowings under ABL	—	680.5	3.9	1.3	—	685.7
Payments under ABL	—	(570.8)	(5.8)	—	—	(576.6)
Premiums and costs paid upon extinguishment of long-term debt	—	(14.3)	(7.7)	—	—	(22.0)
Financing fees	—	—	(1.7)	—	—	(1.7)
Distributions to non-controlling interests	—	—	—	(0.9)	—	(0.9)
Issuance of common shares	0.3	—	—	—	—	0.3
Dividends paid to common shareowners	(8.3)	—	—	—	—	(8.3)
Other financing activities	—	—	—	0.4	—	0.4
Intercompany dividends	—	—	—	(11.8)	11.8	—

Net cash used in financing activities	(8.0)	(327.9)	(111.4)	(12.1)	11.8	(447.6)
Effect of exchange rate changes on cash	0.2	—	1.3	1.4	—	2.9

Net increase (decrease) in cash & cash equivalents	4.0	(429.8)	28.6	(10.1)	—	(407.3)

Cash & cash equivalents, beginning of period	1.1	445.9	45.3	38.2	—	530.5

Cash & cash equivalents, end of period	$5.1	$16.1	$73.9	$28.1	$—	$123.2

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 1, 2017
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$20.0	$(116.9)	$190.3	$20.5	$(12.7)	$101.2

Investing Activities
Acquisitions, net of cash received	—	(14.2)	(28.9)	(1.1)	—	(44.2)
Additions to property, plant & equipment	(1.4)	(10.6)	(52.3)	(16.7)	—	(81.0)
Additions to intangible assets	—	(3.2)	(2.0)	(0.6)	—	(5.8)
Proceeds from sale of property, plant & equipment and sale-leasebacks	—	7.7	10.7	0.6	—	19.0
Intercompany loan to affiliate	—	—	(750.0)	—	750.0	—
Other investing activities	—	—	0.4	—	—	0.4

Net cash used in investing activities	(1.4)	(20.3)	(822.1)	(17.8)	750.0	(111.6)

Financing Activities
Payments of long-term debt	—	(626.3)	(100.1)	(1.4)	—	(727.8)
Issuance of long-term debt	—	—	750.0	—	—	750.0
Borrowings under ABL	—	1,451.5	5.8	1.3	—	1,458.6
Payments under ABL	—	(1,403.5)	(5.8)	(1.5)	—	(1,410.8)
Premiums and costs paid upon extinguishment of long-term debt	—	(21.5)	(7.7)	—	—	(29.2)
Financing fees	—	—	(11.1)	—	—	(11.1)
Distributions to non-controlling interests	—	—	—	(1.8)	—	(1.8)
Issuance of common shares	0.8	—	—	—	—	0.8
Common shares repurchased and cancelled	(1.8)	—	—	—	—	(1.8)
Dividends paid to common shareowners	(16.7)	—	—	—	—	(16.7)
Proceeds from intercompany loan from affiliate	—	750.0	—	—	(750.0)	—
Other financing activities	—	—	—	0.9	—	0.9
Intercompany dividends	—	—	—	(12.7)	12.7	—

Net cash (used in) provided by financing activities	(17.7)	150.2	631.1	(15.2)	(737.3)	11.1
Effect of exchange rate changes on cash	(0.6)	—	2.9	2.1	—	4.4

Net increase (decrease) in cash & cash equivalents	0.3	13.0	2.2	(10.4)	—	5.1

Cash & cash equivalents, beginning of period	4.8	3.1	71.7	38.5	—	118.1

Cash & cash equivalents, end of period	$5.1	$16.1	$73.9	$28.1	$—	$123.2

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 2, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(0.3)	$46.8	$50.0	$5.2	$(14.1)	$87.6

Investing Activities
Acquisitions, net of cash received	0.5	—	(2.3)	—	—	(1.8)
Additions to property, plant & equipment	(0.5)	(4.3)	(28.1)	(0.3)	—	(33.2)
Additions to intangible assets	—	(0.4)	(0.6)	—	—	(1.0)
Proceeds from sale of property, plant & equipment	—	0.1	0.1	—	—	0.2
Increase in restricted cash	(2.8)	—	—	—	—	(2.8)

Net cash used in investing activities	(2.8)	(4.6)	(30.9)	(0.3)	—	(38.6)

Financing Activities
Payments of long-term debt	—	(0.3)	—	(0.1)	—	(0.4)
Borrowings under ABL	57.2	66.7	—	—	—	123.9
Payments under ABL	(88.9)	(98.8)	—	—	—	(187.7)
Distributions to non-controlling interests	—	—	—	(1.0)	—	(1.0)
Issuance of common shares	220.1	—	—	—	—	220.1
Dividends paid to common shareowners	(7.4)	—	—	—	—	(7.4)
Intercompany dividends	—	(8.4)	(4.6)	(1.1)	14.1	—

Net cash provided by (used in) financing activities	181.0	(40.8)	(4.6)	(2.2)	14.1	147.5
Effect of exchange rate changes on cash	(0.2)	—	(1.8)	(0.1)	—	(2.1)

Net increase in cash & cash equivalents	177.7	1.4	12.7	2.6	—	194.4

Cash & cash equivalents, beginning of period	4.9	1.0	44.5	4.7	—	55.1

Cash & cash equivalents, end of period	$182.6	$2.4	$57.2	$7.3	$—	$249.5

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(137.1)	$145.8	$66.8	$9.9	$(16.5)	$68.9

Investing Activities
Acquisitions, net of cash received	(42.7)	—	(3.5)	—	—	(46.2)
Additions to property, plant & equipment	(0.9)	(11.0)	(50.2)	(0.6)	—	(62.7)
Additions to intangible assets	(0.1)	(2.1)	(1.1)	—	—	(3.3)
Proceeds from sale of property, plant & equipment	—	0.1	2.8	—	—	2.9
Increase in restricted cash	(2.8)	—	—	—	—	(2.8)

Net cash used in investing activities	(46.5)	(13.0)	(52.0)	(0.6)	—	(112.1)

Financing Activities
Payments of long-term debt	—	(1.0)	(0.3)	(0.2)	—	(1.5)
Borrowings under ABL	144.8	476.3	—	—	—	621.1
Payments under ABL	(147.7)	(598.3)	—	—	—	(746.0)
Distributions to non-controlling interests	—	—	—	(3.3)	—	(3.3)
Issuance of common shares	364.2	—	—	—	—	364.2
Common shares repurchased and cancelled	(1.1)	—	—	—	—	(1.1)
Dividends paid to common shareowners	(14.7)	—	—	—	—	(14.7)
Intercompany dividends	—	(8.4)	(4.6)	(3.5)	16.5	—

Net cash provided by (used in) financing activities	345.5	(131.4)	(4.9)	(7.0)	16.5	218.7
Effect of exchange rate changes on cash	(0.1)	—	(2.9)	(0.1)	—	(3.1)

Net increase in cash & cash equivalents	161.8	1.4	7.0	2.2	—	172.4

Cash & cash equivalents, beginning of period	20.8	1.0	50.2	5.1	—	77.1

Cash & cash equivalents, end of period	$182.6	$2.4	$57.2	$7.3	$—	$249.5

Note 16—Subsequent Events

On July 24, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Refresco Group N.V., a Netherlands limited liability company (“Refresco”), pursuant to which we will sell to Refresco our traditional CSD and juice business in the United States, Canada, Mexico and the United Kingdom. The transaction is structured as a sale of the assets of our Canadian CSD business and a sale of the stock of the operating subsidiaries engaged in the CSD and juice business in the other jurisdictions after we complete an internal reorganization. The transaction does not include our Water & Coffee Solutions business, including DSS, Eden, Aquaterra and S&D, our Aimia Foods business in the United Kingdom or our Royal Crown International global concentrate business. The closing of the transaction is subject to satisfaction of certain conditions, including receipt of regulatory clearance and the approval of Refresco’s stockholders. The aggregate deal consideration is $1.25 billion, payable at closing in cash, subject to adjustment for indebtedness, working capital, material audit adjustments and other items, and is expected to close in the second half of 2017. We intend to use the proceeds of the transaction to repay indebtedness and reduce overall leverage.

On August 1, 2017, our board of directors declared a dividend of $0.06 per share on common shares, payable in cash on September 6, 2017 to shareowners of record at the close of business on August 23, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2016 (our “2016 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2016 Annual Report and in this quarterly report on Form 10-Q under “Risk Factors”. As used herein, “Cott,” “the Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, bottled water, energy products, sports products, new age beverages, and ready-to-drink teas. During the first six months of 2017, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the six months ended July 1, 2017 and July 2, 2016 accounted for 13.0% and 17.9%, respectively, of total revenue.

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

We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2025 Notes.

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

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our and Refresco’s ability to complete the transaction on the anticipated terms and schedule, including the ability to obtain Refresco shareholder and regulatory approvals;

•	the risk that disruptions from the transaction will harm our business;

•	our ability to compete successfully in the markets in which we operate;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	a loss of or a reduction in business in our traditional business with key customers, particularly Walmart;

•	consolidation of retail customers in the markets in which we operate;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers or effectively hedge against such rising costs, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	our ability to realize the expected benefits and cost synergies related to our recent acquisitions;

•	the limited nature of our indemnification rights under our recent acquisition agreements;

•	the incurrence of substantial indebtedness to finance our recent acquisitions;

•	our exposure to intangible asset risk;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies, and the exchange between the British pound sterling and the Euro;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness and our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to adequately address the challenges and risks associated with our international operations and acquisition strategy;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new members of management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	increased tax liabilities in the various jurisdictions in which we operate; or

•	our ability to maintain our quarterly dividend;

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

We also utilize (loss) earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP (loss) income attributed to Cott Corporation before interest expense, net, expense (benefit) for income taxes, depreciation and amortization, and net income attributable to non-controlling interests. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, inventory step-up adjustments, unrealized loss (gain) on commodity hedging instruments, net, foreign exchange and other (gains) losses, net, loss on disposal of property, plant & equipment, net, loss on extinguishment of long-term debt, net, share-based compensation costs, and other adjustments, as the case may be (“Adjusted EBITDA”). Effective January 1, 2017, share-based compensation expense, as a part of annual compensation packages, is included as an adjustment to EBITDA, and prior periods presented have been updated to incorporate the change. This determination is based upon review of peer companies and business practices among entities undergoing transformation within their operations. We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material changes.

We also utilize adjusted net income (loss) attributed to Cott Corporation, which is GAAP (loss) income attributed to Cott Corporation excluding acquisition and integration costs, inventory step-up adjustments, unrealized loss (gain) on commodity hedging instruments, net, foreign exchange and other (gains) losses, net, loss on disposal of property, plant & equipment, net, loss on extinguishment of long-term debt, net, other adjustments, and the tax effect of adjustments, as well as adjusted net income (loss) per diluted common share, which is adjusted net income (loss) attributed to Cott Corporation divided by diluted weighted average common shares outstanding. We consider these measures to be indicators of our operating performance.

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

Summary Financial Results

Net loss attributed to Cott Corporation for the three months ended July 1, 2017 (the “second quarter”) and six months ended July 1, 2017 (“first half of 2017” or “year to date”) was $24.6 million or $0.18 per diluted common share, and $61.0 million or $0.44 per diluted common share, respectively, compared with net income attributed to Cott Corporation of $7.4 million or $0.06 per diluted common share, and $4.6 million, or $0.04 per diluted common share for the three and six months ended July 2, 2016, respectively.

The following items of significance affected our financial results for the first half of 2017:

•	Net revenue increased 30.6% from the prior year period due primarily to the addition of the S&D and Eden businesses as well as growth in our DSS business, partially offset by the impact of unfavorable foreign exchange rates and an adverse product mix shift in our traditional business. Excluding the impact of foreign exchange, net revenue increased 32.7% from the prior year period;

•	Gross profit increased to $652.9 million from $466.6 million in the prior year period due primarily to the addition of the S&D and Eden businesses, partially offset by the impact of unfavorable foreign exchange rates and an adverse product mix shift in our traditional business. Gross profit as a percentage of net revenue increased to 34.2% from 31.9% in the prior year period;

•	Selling, general and administrative (“SG&A”) expenses increased to $590.8 million from $399.1 million in the prior year period due primarily to the addition of the S&D and Eden businesses and a legal settlement in our traditional business. As a percentage of net revenue, SG&A expenses increased to 30.9% from 27.3% in the prior year period;

•	Other expense, net was $26.6 million compared to $0.8 million in the prior year period due primarily to the costs associated with the redemption of our 6.75% senior notes due 2020 (the “2020 Notes”), partially offset by gains recognized with the partial redemption of our 10.000% senior notes due 2021 (the “DSS Notes”);

•	Interest expense, net increased to $69.0 million from $54.8 million in the prior year period due primarily to the issuance of €450.0 million (U.S. $514.0 million at the exchange rate in effect on July 1, 2017) of our 5.500% senior notes due 2024 (the “2024 Notes”) in the prior year period;

•	Income tax expense was $2.5 million compared to income tax benefit of $11.8 million in the prior year period due primarily to no longer recognizing tax benefits in the United States and Canada.

•	Adjusted EBITDA increased to $210.4 million compared to $181.4 million in the prior year period due to the items listed above;

•	Adjusted net loss attributed to Cott Corporation and adjusted net loss per diluted common share were $9.5 million and $0.07, respectively, compared to adjusted net income attributed to Cott Corporation and adjusted net income per diluted common share of $16.8 million and $0.14 in the prior year period; and

•	Cash flows provided by operating activities was $101.2 million compared to $68.9 million in the prior year period. The $32.3 million increase was due primarily to the change in working capital account balances relative to the prior year period resulting from the addition of our S&D and Eden businesses.

Results of Operations

The following table summarizes our consolidated statements of operations as a percentage of revenue for the three and six months ended July 1, 2017 and July 2, 2016:

	For the Three Months Ended				For the Six Months Ended
	July 1,		July 2,		July 1,		July 2,
	2017		2016		2017		2016
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	1,014.1	100.0	765.0	100.0	1,910.5	100.0	1,463.4	100.0
Cost of sales	671.8	66.2	512.4	67.0	1,257.6	65.8	996.8	68.1

Gross profit	342.3	33.8	252.6	33.0	652.9	34.2	466.6	31.9
Selling, general, and administrative expenses	299.7	29.6	202.1	26.4	590.8	30.9	399.1	27.3
Loss on disposal of property, plant & equipment, net	4.0	0.4	2.2	0.3	5.4	0.3	3.1	0.2
Acquisition and integration expenses	8.0	0.8	11.7	1.5	15.3	0.8	13.1	0.9

Operating income	30.6	3.0	36.6	4.8	41.4	2.2	51.3	3.5
Other expense, net	18.2	1.8	3.0	0.4	26.6	1.4	0.8	0.1
Interest expense, net	33.3	3.3	27.0	3.5	69.0	3.6	54.8	3.7

(Loss) income before income taxes	(20.9)	(2.1)	6.6	0.9	(54.2)	(2.8)	(4.3)	(0.3)
Income tax expense (benefit)	1.4	0.1	(2.3)	(0.3)	2.5	0.1	(11.8)	(0.8)

Net (loss) income	(22.3)	(2.2)	8.9	1.2	(56.7)	(3.0)	7.5	0.5
Less: Net income attributable to non-controlling interests	2.3	0.2	1.5	0.2	4.3	0.2	2.9	0.2

Net (loss) income attributed to Cott Corporation	(24.6)	(2.4)	7.4	1.0	(61.0)	(3.2)	4.6	0.3

Depreciation & amortization	69.7	6.9	53.5	7.0	134.1	7.0	106.0	7.2

The following table summarizes the change in revenue by reporting segment for the three and six months ended July 1, 2017:

	For the Three Months Ended July 1, 2017
	Water &	Cott
(in millions of U.S. dollars,	Coffee	North	Cott	All
except percentage amounts)	Solutions	America	U.K.	Other	Eliminations	Total
Change in revenue	$263.2	$(4.2)	$(7.8)	$(2.7)	$0.6	$249.1
Impact of foreign exchange[1]	0.6	1.1	15.8	0.2	—	17.7

Change excluding foreign exchange	$263.8	$(3.1)	$8.0	$(2.5)	$0.6	$266.8

Percentage change in revenue	95.5%	(1.2)%	(5.9)%	(18.2)%	(8.6)%	32.6%

Percentage change in revenue excluding foreign exchange	95.7%	(0.9)%	6.0%	(16.9)%	(8.6)%	34.9%

	For the Six Months Ended July 1, 2017
	Water &	Cott
(in millions of U.S. dollars,	Coffee	North	Cott	All
except percentage amounts)	Solutions	America	U.K.	Other	Eliminations	Total
Change in revenue	$501.4	$(16.4)	$(34.2)	$(4.8)	$1.1	$447.1
Impact of foreign exchange[1]	0.1	0.2	30.2	0.6	—	31.1

Change excluding foreign exchange	$501.5	$(16.2)	$(4.0)	$(4.2)	$1.1	$478.2

Percentage change in revenue	94.1%	(2.5)%	(13.5)%	(16.9)%	(8.2)%	30.6%

Percentage change in revenue excluding foreign exchange	94.1%	(2.4)%	(1.6)%	(14.8)%	(8.2)%	32.7%

1.	Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for the three and six months ended July 1, 2017 and July 2, 2016 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue, net
Water & Coffee Solutions	$538.9	$275.7	$1,034.4	$533.0
Cott North America	345.0	349.2	646.1	662.5
Cott U.K.	124.5	132.3	218.7	252.9
All Other	12.1	14.8	23.6	28.4
Eliminations	(6.4)	(7.0)	(12.3)	(13.4)

Total	$1,014.1	$765.0	$1,910.5	$1,463.4

Gross profit
Water & Coffee Solutions	$280.4	$170.8	$542.8	$325.2
Cott North America	46.4	51.8	79.6	86.7
Cott U.K.	11.2	24.1	22.3	43.8
All Other	4.3	5.9	8.2	10.9

Total	$342.3	$252.6	$652.9	$466.6

Operating income (loss)
Water & Coffee Solutions	$26.4	$17.8	$41.3	$23.5
Cott North America	9.1	18.4	10.2	19.0
Cott U.K.	2.2	11.7	2.2	21.6
All Other	1.9	3.4	3.5	5.9
Corporate	(9.0)	(14.7)	(15.8)	(18.7)

Total	$30.6	$36.6	$41.4	$51.3

The following tables summarize net revenue by channel for the three and six months ended July 1, 2017 and July 2, 2016:

	For the Three Months Ended July 1, 2017
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$23.5	$268.1	$54.4	$0.8	$(0.4)	$346.4
Branded retail	20.3	24.1	40.3	1.1	(0.5)	85.3
Contract packaging	—	45.7	24.9	3.3	(2.3)	71.6
Home and office bottled water delivery	256.6	—	—	—	—	256.6
Coffee and tea services	173.8	—	0.7	—	—	174.5
Concentrate and other	64.7	7.1	4.2	6.9	(3.2)	79.7

Total	$538.9	$345.0	$124.5	$12.1	$(6.4)	$1,014.1

	For the Six Months Ended July 1, 2017
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$44.9	$508.7	$92.7	$1.7	$(0.8)	$647.2
Branded retail	39.4	46.7	69.8	2.0	(0.9)	157.0
Contract packaging	—	76.8	46.7	6.3	(4.2)	125.6
Home and office bottled water delivery	485.7	—	—	—	—	485.7
Coffee and tea services	339.4	—	1.3	—	—	340.7
Concentrate and other	125.0	13.9	8.2	13.6	(6.4)	154.3

Total	$1,034.4	$646.1	$218.7	$23.6	$(12.3)	$1,910.5

	For the Three Months Ended July 2, 2016
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$20.7	$280.9	$54.9	$1.1	$(0.3)	$357.3
Branded retail	22.9	24.8	41.2	1.0	(0.4)	89.5
Contract packaging	—	35.7	31.0	5.0	(2.5)	69.2
Home and office bottled water delivery	177.2	—	—	—	—	177.2
Coffee and tea services	30.0	—	0.8	—	—	30.8
Concentrate and other	24.9	7.8	4.4	7.7	(3.8)	41.0

Total	$275.7	$349.2	$132.3	$14.8	$(7.0)	$765.0

	For the Six Months Ended July 2, 2016
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$37.6	$529.4	$105.6	$1.6	$(0.7)	$673.5
Branded retail	47.2	51.6	77.4	1.8	(0.7)	177.3
Contract packaging	—	67.1	59.3	9.7	(4.6)	131.5
Home and office bottled water delivery	339.2	—	—	—	—	339.2
Coffee and tea services	61.5	—	1.6	—	—	63.1
Concentrate and other	47.5	14.4	9.0	15.3	(7.4)	78.8

Total	$533.0	$662.5	$252.9	$28.4	$(13.4)	$1,463.4

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended July 1, 2017 and July 2, 2016:

	For the Three Months Ended		For the Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(in millions of U.S. dollars)	2017	2016	2017	2016
Net (loss) income attributed to Cott Corporation	$(24.6)	$7.4	$(61.0)	$4.6
Interest expense, net	33.3	27.0	69.0	54.8
Income tax expense (benefit)	1.4	(2.3)	2.5	(11.8)
Depreciation & amortization	69.7	53.5	134.1	106.0
Net income attributable to non-controlling interests	2.3	1.5	4.3	2.9

EBITDA	$82.1	$87.1	$148.9	$156.5
Acquisition and integration costs[1]	8.0	11.7	15.3	13.1
Inventory step-up	—	—	—	0.5
Unrealized commodity hedging loss (gain), net	0.4	0.1	(1.5)	0.1
Foreign exchange and other (gains) losses, net	(0.3)	2.2	(1.7)	(0.4)
Loss on disposal of property, plant & equipment, net	4.1	2.2	5.9	3.1
Loss on extinguishment of long-term debt, net	18.6	—	28.7	—
Share-based compensation	5.5	3.6	9.1	5.6
Other adjustments	3.9	1.6	5.7	2.9

Adjusted EBITDA	$122.3	$108.5	$210.4	$181.4

1.	Includes $0.6 million and $1.8 million of share-based compensation costs for the three and six months ended July 1, 2017, respectively, related to awards granted in connection with the acquisition of our S&D and Eden businesses and $0.2 million and $0.6 million of share-based compensation costs for the three and six months ended July 2, 2016, respectively, related to awards granted in connection with the acquisition of our DSS business.

The following table summarizes our adjusted net income (loss) attributed to Cott Corporation and adjusted net income (loss) per common share attributed to Cott Corporation for the three and six months ended July 1, 2017 and July 2, 2016:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars,	July 1,	July 2,	July 1,	July 2,
except share amounts)	2017	2016	2017	2016
Net (loss) income attributed to Cott Corporation	$(24.6)	$7.4	$(61.0)	$4.6
Acquisition and integration costs	8.0	11.7	15.3	13.1
Inventory step-up	—	—	—	0.5
Unrealized commodity hedging loss (gain), net	0.4	0.1	(1.5)	0.1
Foreign exchange and other (gains) losses, net	(0.3)	2.2	(1.7)	(0.4)
Loss on disposal of property, plant & equipment, net	4.1	2.2	5.9	3.1
Loss on extinguishment of long-term debt, net	18.6	—	28.7	—
Other adjustments[1]	3.9	1.6	6.5	2.9
Adjustments for tax effect[2]	(1.1)	(6.4)	(1.7)	(7.1)

Adjusted net income (loss) attributed to Cott Corporation	$9.0	$18.8	$(9.5)	$16.8

Adjusted net income (loss) per common share attributed to Cott Corporation
Basic	$0.06	$0.15	$(0.07)	$0.14
Diluted	0.06	0.15	(0.07)	0.14
Weighted average outstanding shares (in millions) attributed to Cott Corporation
Basic	139.0	123.2	138.9	118.3
Diluted	140.2	124.2	138.9	119.0

1.	Includes $0.8 million of interest expense for the six months ended July 1, 2017 related to the debt refinancing of our 2020 Notes.
2.	Reflects the tax effect of adjustments at the statutory tax rate within the applicable tax jurisdiction.

The following table summarizes our free cash flow and adjusted free cash flow for the three and six months ended July 1, 2017 and July 2, 2016:

	For the Three Months Ended
(in millions of U.S. dollars)	July 1, 2017	July 2, 2016
Net cash provided by operating activities	$104.9	$87.6
Less: Additions to property, plant & equipment	(40.4)	(33.2)

Free Cash Flow	$64.5	$54.4

Plus:
Acquisition and integration cash costs	6.6	0.8

Adjusted Free Cash Flow	$71.1	$55.2

	For the Six Months Ended
(in millions of U.S. dollars)	July 1, 2017	July 2, 2016
Net cash provided by operating activities	$101.2	$68.9
Less: Additions to property, plant & equipment	(81.0)	(62.7)

Free Cash Flow	$20.2	$6.2

Plus:
Acquisition and integration cash costs	12.3	1.9

Adjusted Free Cash Flow	$32.5	$8.1

Revenue, Net

Net revenue increased $249.1 million, or 32.6%, and $447.1 million, or 30.6%, in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, net revenue increased 34.9% in the second quarter and 32.7% year to date from the comparable prior year periods.

Water & Coffee Solutions revenue increased $263.2 million, or 95.5%, and $501.4 million, or 94.1%, in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to the addition of our S&D and Eden businesses as well as growth in our DSS business. Excluding the impact of foreign exchange, net revenue increased 95.7% in the second quarter and 94.1% year to date from the comparable prior year periods.

Cott North America revenue decreased $4.2 million, or 1.2%, and $16.4 million, or 2.5%, in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, net revenue decreased 0.9% in the second quarter and 2.4% year to date from the comparable prior year periods due primarily to an ongoing product mix shift within the business.

Cott U.K. revenue decreased $7.8 million, or 5.9%, and $34.2 million, or 13.5%, in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to the impact of unfavorable foreign exchange rates. Excluding the impact of foreign exchange, net revenue increased 6.0% in the second quarter and decreased 1.6% year to date from the comparable prior year periods. The year to date decrease was due to lower overall volumes in the first quarter of 2017 from the comparable prior year period resulting from the loss of a large retail customer offset by price increases passed through to customers.

All Other revenue decreased $2.7 million, or 18.2%, and $4.8 million, or 16.9%, in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, net revenue decreased 16.9% in the second quarter and 14.8% year to date from the comparable prior year periods due primarily to reduced volumes.

Cost of Sales

Cost of sales represented 66.2% and 65.8% of revenue in the second quarter and year to date, respectively, compared to 67.0% and 68.1% in the comparable prior year periods. The decrease in cost of sales as a percentage of revenue was due primarily to the addition of our higher gross profit Eden business as well as operational improvements in our DSS business.

Gross Profit

Gross profit increased to $342.3 million and $652.9 million in the second quarter and year to date, respectively, from $252.6 million and $466.6 million in the comparable prior year periods due primarily to the addition of our S&D and Eden businesses as well as growth in our DSS business, partially offset by the impact of unfavorable foreign exchange rates and an adverse product mix shift in our traditional business. Gross profit as a percentage of revenue increased to 33.8% and 34.2% in the second quarter and year to date, respectively, from 33.0% and 31.9% in the comparable prior year periods.

Selling, General and Administrative Expenses

SG&A expenses increased to $299.7 million and $590.8 million in the second quarter and year to date, respectively, from $202.1 million and $399.1 million in the comparable prior year periods due primarily to the addition of our S&D and Eden businesses and a legal settlement in our traditional business.

Operating Income

Operating income decreased to $30.6 million and $41.4 million in the second quarter and year to date, respectively, from $36.6 million and $51.3 million in the comparable prior year periods due primarily to higher SG&A expenses as a result of the addition of our Eden business.

Other Expense, Net

Other expense, net was $18.2 million and $26.6 million for the second quarter and year to date, respectively, compared to $3.0 million and $0.8 million in the comparable prior year periods due primarily to the costs associated with the redemption of our 2020 Notes, partially offset by the gain recognized on the partial redemption of our DSS Notes.

Interest Expense, Net

Interest expense, net was $33.3 million and $69.0 million for the second quarter and year to date, respectively, compared to $27.0 million and $54.8 million in the comparable prior year periods due primarily to the interest costs associated with our 2024 Notes.

Income Taxes

Income tax expense was $1.4 million and $2.5 million in the second quarter and year to date, respectively, compared to income tax benefit of $2.3 million and $11.8 million in the comparable prior year periods. The second quarter’s effective income tax rate was 6.7% compared to (34.8%) in the comparable prior year period. The increase in income tax expense primarily relates to no longer recognizing tax benefits in the United States and Canada. The effective tax rate differs from the Canadian statutory rate primarily due to losses in tax jurisdictions for which we have not recognized a tax benefit, significant permanent differences for which we have recognized a tax benefit and income in tax jurisdictions with lower statutory tax rates than Canada.

Liquidity and Capital Resources

As of July 1, 2017, we had total debt of $2,299.8 million and $123.2 million of cash & cash equivalents compared to $2,200.7 million of debt and $118.1 million of cash & cash equivalents as of December 31, 2016.

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

As of July 1, 2017, our total availability under the ABL facility was $482.9 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the June month end under the terms of the credit agreement governing the ABL facility). We had $255.0 million of outstanding borrowings under the ABL facility and $40.1 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $187.8 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the twentieth day of the following month.

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

We intend to use the proceeds of the Refresco transaction to repay our outstanding ABL indebtedness and to redeem the DSS Notes and our 5.375% senior notes due 2022.

A dividend of $0.06 per common share was declared during each quarter of 2017 for aggregate dividend payments of approximately $16.7 million.

The following table summarizes our cash flows for the three and six months ended July 1, 2017 and July 2, 2016, as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	For the Three Months Ended		For the Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(in millions of U.S. dollars)	2017	2016	2017	2016
Net cash provided by operating activities	$104.9	$87.6	$101.2	$68.9
Net cash used in investing activities	(67.5)	(38.6)	(111.6)	(112.1)
Net cash (used in) provided by financing activities	(447.6)	147.5	11.1	218.7
Effect of exchange rate changes on cash	2.9	(2.1)	4.4	(3.1)

Net (decrease) increase in cash & cash equivalents	(407.3)	194.4	5.1	172.4
Cash & cash equivalents, beginning of period	530.5	55.1	118.1	77.1

Cash & cash equivalents, end of period	$123.2	$249.5	$123.2	$249.5

Operating Activities

Cash provided by operating activities was $101.2 million year to date compared to $68.9 million in the comparable prior year period. The $32.3 million increase was due primarily to the change in working capital account balances relative to the prior year period resulting from the addition of our S&D and Eden businesses.

Investing Activities

Cash used in investing activities was $111.6 million year to date compared to $112.1 million in the comparable prior year period. The $0.5 million decrease was due primarily by an increase in additions to property, plant & equipment, partially offset by the increase in proceeds from the sale of property, plant & equipment and sale-leasebacks relative to the prior year period.

Financing Activities

Cash provided by financing activities was $11.1 million year to date compared to $218.7 million in the comparable prior year period. The $207.6 million decrease was due primarily to an increase in payments under our ABL facility net borrowings and the receipt of net proceeds from the issuance of common shares in the prior year period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of July 1, 2017.

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations, as of July 1, 2017, from amounts previously disclosed in our 2016 Annual Report.

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

Credit Ratings and Covenant Compliance

Credit Ratings

In connection with the announcement of the sale of our traditional CSD and juice business to Refresco, Standard and Poor’s revised their outlook to positive from stable and affirmed their ‘B’ long-term corporate credit rating. They also raised their issue-level on the senior unsecured notes to ‘B’ from ‘B-’ and affirmed the ‘BB-’ issue level rating on our DSS Notes. In addition, Moody’s announced that they have placed our ratings under review for upgrade as a result of the aforementioned announcement.

Covenant Compliance

Indentures governing our outstanding notes

Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of July 1, 2017, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $37.5 million. If excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of July 1, 2017.

Issuer Purchases of Equity Securities

Tax Withholding

In the second quarter of 2017, 765 previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. In the second quarter of 2016, 1,473 previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 2 of this quarterly report on Form 10-Q.

Capital Structure

Since December 31, 2016, equity has decreased by $44.3 million. The decrease was due primarily to the net loss of $56.7 million and the common share dividend payments of $16.7 million, partially offset by currency translation adjustments of $22.2 million.

Dividend Payments

Common Share Dividend

On May 2, 2017, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on June 14, 2017 to shareowners of record at the close of business on June 2, 2017. On August 1, 2017, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on September 6, 2017 to shareowners of record at the close of business on August 23, 2017. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the board of directors may deem relevant from time to time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 1, 2017. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2017, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our 2016 Annual Report includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to our risk factors that were included in our 2016 Annual Report, other than as described below.

On July 24, 2017, we entered into a Share Purchase Agreement with Refresco Group N.V., a Netherlands limited liability company (“Refresco”), to sell our traditional carbonated soft drinks and juice business in the United States, Canada, Mexico and United Kingdom for $1.25 billion in cash. The transaction, which is expected to close in the second half of 2017, is subject to certain closing conditions, including regulatory approval and Refresco shareholder approval. If any closing conditions are not met, the closing of the transaction may be delayed or fail to occur, and we may not achieve the intended benefits we anticipate. Other risks and uncertainties related to the pending transaction include, among others: the difficulties in the separation of operations, services, products and personnel; the need to provide significant ongoing post-closing transition support to Refresco; and the obligation to indemnify or reimburse Refresco for certain past liabilities of the divested business. In addition, we have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction, as well as the diversion of management resources, for which we will receive little or no benefit if the closing of the transaction does not occur. We may not be successful in managing these or any other significant risks that we may encounter arising from the transaction, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Tax Withholdings

The following table contains information about common shares that we withheld from delivering to employees during the second quarter of 2017 to satisfy their tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs

April 2017	—	$—	N/A	N/A
May 2017	156	$12.74	N/A	N/A
June 2017	609	$13.19	N/A	N/A

Total	765

Item 6. Exhibits

The Index to Exhibits, which appears immediately following the signature page, is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    COTT CORPORATION

(Registrant)

Date: August 10, 2017	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: August 10, 2017	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-law No. 2002-1 of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 1, 2017 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 1, 2017 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 1, 2017 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 1, 2017 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, filed August 10, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).