Form 10-Q
period 2017-09-30
COTT CORP /CN/
filed 2017-11-09
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2017
Common Shares, no par value per share	139,298,082 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue, net	$580.9	$476.7	$1,698.4	1,102.0
Cost of sales	288.1	229.0	849.7	510.4

Gross profit	292.8	247.7	848.7	591.6
Selling, general and administrative expenses	262.8	225.3	777.8	547.7
(Gain) loss on disposal of property, plant & equipment, net	(0.4)	1.4	4.8	4.6
Acquisition and integration expenses	3.2	7.4	17.2	20.5

Operating income	27.2	13.6	48.9	18.8
Other expense (income), net	1.5	0.2	(1.1)	—
Interest expense, net	23.2	14.5	62.1	29.2

Income (loss) from continuing operations before income taxes	2.5	(1.1)	(12.1)	(10.4)
Income tax expense (benefit)	0.9	2.9	1.0	(4.8)

Net income (loss) from continuing operations	$1.6	$(4.0)	$(13.1)	$(5.6)
Net income from discontinued operations, net of income taxes (Note 3)	43.0	2.9	1.0	12.0

Net income (loss)	$44.6	$(1.1)	$(12.1)	$6.4
Less: Net income attributable to non-controlling interests - discontinued operations	2.1	1.5	6.4	4.4

Net income (loss) attributable to Cott Corporation	$42.5	$(2.6)	$(18.5)	$2.0

Net income (loss) per common share attributable to Cott Corporation
Basic:
Continuing operations	$0.01	$(0.03)	$(0.09)	$(0.04)
Discontinued operations	$0.29	$0.01	$(0.04)	$0.06
Net income (loss)	$0.30	$(0.02)	$(0.13)	$0.02
Diluted:
Continuing operations	$0.01	$(0.03)	$(0.09)	$(0.04)
Discontinued operations	$0.29	$0.01	$(0.04)	$0.06
Net income (loss)	$0.30	$(0.02)	$(0.13)	$0.02
Weighted average common shares outstanding (in thousands)
Basic	139,205	138,195	138,980	124,900
Diluted	141,003	138,195	138,980	124,900
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income (loss)	$44.6	$(1.1)	$(12.1)	$6.4
Other comprehensive income (loss):
Currency translation adjustment	3.9	(5.9)	26.1	(23.8)
Pension benefit plan, net of tax [1]	(0.2)	—	(0.4)	0.2
Gain (loss) on derivative instruments, net of tax [2]	0.5	0.7	(0.5)	3.8

Total other comprehensive income (loss)	4.2	(5.2)	25.2	(19.8)

Comprehensive income (loss)	$48.8	$(6.3)	$13.1	$(13.4)
Less: Comprehensive income attributable to non-controlling interests	2.1	1.5	6.4	4.4

Comprehensive income (loss) attributable to Cott Corporation	$46.7	$(7.8)	$6.7	$(17.8)

1.	Net of the effect of $0.3 million tax expense for the nine months ended September 30, 2017, and $0.1 million and $0.3 million tax benefit for the three and nine months ended October 1, 2016, respectively.
2.	Net of the effect of $0.8 million and $2.3 million tax benefit for the three and nine months ended October 1, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash & cash equivalents	$82.0	$78.1
Accounts receivable, net of allowance of $8.1
($6.3 as of December 31, 2016)	311.6	276.7
Inventories	142.3	124.6
Prepaid expenses and other current assets	22.2	22.1
Current assets of discontinued operations	426.5	351.7

Total current assets	984.6	853.2
Property, plant & equipment, net	590.4	581.8
Goodwill	1,097.0	1,048.3
Intangible assets, net	763.9	759.0
Deferred tax assets	2.2	—
Other long-term assets, net	36.8	24.0
Long-term assets of discontinued operations	673.6	673.4

Total assets	$4,148.5	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$2.6	$2.9
Accounts payable and accrued liabilities	453.1	368.0
Current liabilities of discontinued operations	519.1	439.2

Total current liabilities	974.8	810.1
Long-term debt	1,534.0	851.4
Deferred tax liabilities	131.9	155.0
Other long-term liabilities	67.5	75.4
Long-term liabilities of discontinued operations	566.5	1,174.0

Total liabilities	3,274.7	3,065.9
Equity
Common shares, no par - 139,268,878
(December 31, 2016 -138,591,100) shares issued	915.5	909.3
Additional paid-in-capital	63.3	54.2
(Accumulated deficit) retained earnings	(20.7)	22.9
Accumulated other comprehensive loss	(92.7)	(117.9)

Total Cott Corporation equity	865.4	868.5
Non-controlling interests	8.4	5.3

Total equity	873.8	873.8

Total liabilities and equity	$4,148.5	$3,939.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cash flows from operating activities of continuing operations:
Net income (loss)	$44.6	$(1.1)	$(12.1)	$6.4
Net income from discontinued operations, net of income taxes	43.0	2.9	1.0	12.0

Net income (loss) from continuing operations	1.6	(4.0)	(13.1)	(5.6)
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities:
Depreciation & amortization	49.4	41.2	141.8	102.6
Amortization of financing fees	0.6	0.3	1.4	0.3
Amortization of senior notes premium	(1.1)	(1.5)	(3.9)	(4.4)
Share-based compensation expense	2.1	(0.9)	11.1	4.0
Benefit for deferred income taxes	(3.1)	1.3	1.4	(11.3)
Unrealized commodity hedging gain, net	(0.4)	(1.0)	(1.9)	(0.8)
Gain on extinguishment of debt, net	—	—	(1.5)	—
(Gain) loss on disposal of property, plant & equipment, net	(0.4)	1.4	4.8	4.6
Other non-cash items	(8.4)	8.5	(13.2)	7.7
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16.4)	4.6	(36.7)	(18.5)
Inventories	(4.9)	7.4	(14.5)	10.6
Prepaid expenses and other current assets	2.5	1.6	(0.3)	(3.5)
Other assets	0.7	(1.0)	4.8	0.6
Accounts payable and accrued liabilities and other liabilities	24.0	(6.8)	58.5	(14.4)

Net cash provided by operating activities from continuing operations	46.2	51.1	138.7	71.9

Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(3.4)	(912.5)	(33.4)	(958.7)
Additions to property, plant & equipment	(38.2)	(32.4)	(97.1)	(69.3)
Additions to intangible assets	(3.4)	(1.2)	(6.0)	(2.3)
Proceeds from sale of property, plant & equipment	3.1	1.3	6.0	1.5
Other investing activities	0.5	—	0.9	—

Net cash used in investing activities from continuing operations	(41.4)	(944.8)	(129.6)	(1,028.8)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(0.3)	(0.8)	(101.9)	(0.9)
Issuance of long-term debt	—	—	750.0	498.7
Premiums and costs paid upon extinguishment of long-term debt	—	—	(7.7)	—
Issuance of common shares	2.1	2.4	2.9	366.6
Common shares repurchased and cancelled	(0.1)	(3.4)	(1.9)	(4.5)
Financing fees	—	(9.6)	(11.1)	(9.6)
Dividends paid to common shareholders	(8.4)	(8.4)	(25.1)	(23.1)
Payment of contingent consideration for acquisitions	—	(10.8)	—	(10.8)
Other financing activities	—	—	0.5	—

Net cash (used in) provided by financing activities from continuing operations	(6.7)	(30.6)	605.7	816.4

Cash flows from discontinued operations:
Operating activities of discontinued operations	47.4	44.9	56.1	87.5
Investing activities of discontinued operations	(13.3)	(8.2)	(36.7)	(29.3)
Financing activities of discontinued operations	(9.2)	257.9	(610.5)	128.3

Net cash provided by (used in) discontinued operations	24.9	294.6	(591.1)	186.5

Effect of exchange rate changes on cash	2.0	(4.0)	6.4	(4.2)

Net increase (decrease) in cash, cash equivalents and restricted cash	25.0	(633.7)	30.1	41.8
Cash, cash equivalents and restricted cash, beginning of period	123.2	752.6	118.1	77.1

Cash & cash equivalents, end of period	148.2	118.9	148.2	118.9
Cash & cash equivalents of discontinued operations, end of period	66.2	27.5	66.2	27.5

Cash & cash equivalents from continuing operations, end of period	$82.0	$91.4	$82.0	$91.4

Supplemental Non-cash Investing and Financing Activities:
Accrued deferred financing fees	$—	$0.7	$0.6	$0.7
Additions to property, plant & equipment through accounts payable and accrued liabilities and other liabilities	6.8	5.8	6.9	7.1
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12.6	$17.5	$45.4	$35.1
Cash (received) paid for income taxes, net	(0.1)	0.2	1.7	4.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at January 2, 2016	109,695	$534.7	$51.2	$129.6	$(76.2)	$6.6	$645.9
Cumulative effect adjustment	—	—	—	2.8	—	—	2.8
Common shares repurchased and cancelled	(302)	(4.5)	—	—	—	—	(4.5)
Common shares issued - Equity Incentive Plan	1,012	12.5	(3.7)	—	—	—	8.8
Common shares issued - Equity issuance	27,853	363.6	—	—	—	—	363.6
Common shares issued - Dividend Reinvestment Plan	14	0.2	—	—	—	—	0.2
Common shares issued - Employee Stock Purchase Plan	74	0.9	(0.1)	—	—	—	0.8
Share-based compensation	—	—	5.7	—	—	—	5.7
Common shares dividends	—	—	—	(23.1)	—	—	(23.1)
Distributions to non-controlling interests	—	—	—	—	—	(5.9)	(5.9)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(23.8)	—	(23.8)
Pension benefit plan, net of tax	—	—	—	—	0.2	—	0.2
Unrealized gain on derivative instruments, net of tax	—	—	—	—	3.8	—	3.8
Net income	—	—	—	2.0	—	4.4	6.4

Balance at October 1, 2016	138,346	$907.4	$53.1	$111.3	$(96.0)	$5.1	$980.9

Balance at December 31, 2016	138,591	$909.3	$54.2	$22.9	$(117.9)	$5.3	$873.8
Common shares repurchased and cancelled	(165)	(1.9)	—	—	—	—	(1.9)
Common shares issued - Equity Incentive Plan	708	6.4	(5.0)	—	—	—	1.4
Common shares issued - Dividend Reinvestment Plan	27	0.3	—	—	—	—	0.3
Common shares issued - Employee Stock Purchase Plan	108	1.4	(0.2)	—	—	—	1.2
Share-based compensation	—	—	14.3	—	—	—	14.3
Common shares dividends	—	—	—	(25.1)	—	—	(25.1)
Distributions to non-controlling interests	—	—	—	—	—	(3.3)	(3.3)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	26.1	—	26.1
Pension benefit plan, net of tax	—	—	—	—	(0.4)	—	(0.4)
Loss on derivative instruments, net of tax	—	—	—	—	(0.5)	—	(0.5)
Net (loss) income	—	—	—	(18.5)	—	6.4	(12.1)

Balance at September 30, 2017	139,269	$915.5	$63.3	$(20.7)	$(92.7)	$8.4	$873.8

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

On July 24, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Refresco Group N.V., a Netherlands limited liability company (“Refresco”), pursuant to which we will sell to Refresco our carbonated soft drinks (“CSDs”) and juice businesses via the sale of our North America, United Kingdom (“U.K.”) and Mexico business units (including the Canadian business) and our Royal Crown International (“RCI”) finished goods export business (collectively, “Traditional Business”). Accordingly, as a result of the sale of the Traditional Business representing a strategic shift in our operations, those businesses are presented herein as discontinued operations. See Note 3 to the consolidated financial statements for additional information on discontinued operations. The Traditional Business excludes our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, and RCI concentrate business, the Columbus manufacturing facility and our Aimia Foods (“Aimia”) business.

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

The presentation of these interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. During the third quarter of 2017, we reviewed our reporting segments as a result of the Refresco transaction. Following such review, we reorganized our reporting segments into three reporting segments: Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”) and Eden Springs Europe B.V. (“Eden”) businesses), Coffee, Tea & Extract Solutions (which includes our S. & D. Coffee, Inc. (“S&D”) business) and All Other (which includes our Aimia and RCI concentrate businesses, the Columbus manufacturing facility and other miscellaneous expenses). Segment reporting results have been recast to reflect these changes for all periods presented.

Changes in Presentation

Certain prior period amounts have been reclassified to conform to current period presentation in the accompanying consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows. These reclassifications had no effect on operations, results of operations or net cash provided by operating activities.

Significant Accounting Policies

Included in Note 1 of the 2016 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.

Cost of sales

We record costs associated with the manufacturing of our products in costs of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Costs incurred in shipment of products from our production facilities to customer locations are also reflected in cost of sales, with the exception of shipping and handling costs incurred to deliver products from our Route Based Services and Coffee, Tea and Extract Solutions segment branch locations to the end-user consumer of those products, which are recorded in selling, general and administrative (“SG&A”) expenses. These shipping and handling costs totaled $123.2 million and $339.0 million for the three and nine months ended September 30, 2017, respectively, and $92.4 million and $240.3 million for the three and nine months ended October 1, 2016, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually. The following table summarizes our goodwill on a reporting segment basis as of September 30, 2017:

	Reporting Segment
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Balance December 31, 2016	$886.5	$117.1	$44.7	$1,048.3
Goodwill acquired during the year	7.0	—	1.3	8.3
Adjustments [1]	0.1	0.7	—	0.8
Foreign exchange	35.6	—	4.0	39.6

Balance September 30, 2017	$929.2	$117.8	$50.0	$1,097.0

1.	During the nine months ended September 30, 2017, we recorded adjustments to goodwill allocated to the Route Based Services and the Coffee, Tea and Extract Solutions segments in connection with the acquisitions of Eden and S&D (see Note 4 to the consolidated financial statements).

Discontinued Operations

In July 2017, the Company’s Board of Directors committed to a plan to sell our Traditional Business. The closing of the transaction is subject to certain customary closing conditions, including regulatory approval from the United Kingdom. Approval from Refresco’s stockholders was received in September 2017 and accordingly, the Company has presented this portion of our business as discontinued operations beginning in the third quarter of 2017. The Company has reclassified the financial results of the Traditional Business to net income from discontinued operations, net of income taxes in the consolidated statements of operations for all periods presented. The Company has also reclassified the related assets and liabilities as current and long-term assets and liabilities of discontinued operations on the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016. Cash flows from the Company’s discontinued operations are presented in the consolidated statements of cash flows for all periods presented. See Note 3 to the consolidated financial statements for additional information on discontinued operations.

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

In March 2016, the FASB issued ASU 2016-09—Compensation – Stock Compensation (Topic 718). We elected to early adopt this standard in the fourth quarter of 2016, effective as of the beginning of the Company’s 2016 fiscal year. Amendments requiring the recognition of excess tax benefits and tax deficiencies within the consolidated statements of operations were adopted prospectively and resulted in an increase of $1.0 million and $1.2 million in income tax benefit and net income (loss) from continuing operations for the three and nine months ended October 1, 2016.

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

Update ASU 2017-01 – Business Combinations (Topic 805)

In January 2017, the FASB amended its guidance regarding business combinations. The amendment clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide an analysis of fair value of assets acquired to determine when a set of assets is not a business, and uses more stringent criteria related to inputs, substantive process, and outputs to determine if a business exists. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied prospectively on or after the effective date with no requirement for disclosures at transition. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

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

Update ASU 2017-09 – Stock Compensation – Scope of Modification Accounting (Topic 718)

In May 2017, the FASB amended its guidance regarding the scope of modification accounting for share-based compensation arrangements. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public entities for reporting periods for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Update ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB amended its guidance regarding the improvement of accounting for hedging transactions. This new standard simplifies and expands the eligible hedging strategies for financial and non-financial risks. It also enhances the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. The guidance is designed to align hedge accounting with a company’s risk management activities and simplifies its application through targeted improvements by expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships. Additionally it prescribes how hedging results should be presented and requires incremental disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of this update. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Note 2 – Revision of Previously Reported Financial Information

During the fourth quarter of 2016, the Company adopted ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash, and that adoption be applied retrospectively. During the second quarter of 2017, we failed to retrospectively adjust our 2016 comparative consolidated statements of cash flows for the second quarter 2016 issuance of $498.7 million of our 5.500% senior notes due 2024 (the “2024 Notes”), the cash proceeds of which were restricted for a subsequent acquisition. Prior to the adoption of ASU 2016-18, this restricted use financing was disclosed as a non-cash investing and financing activity. In connection with this revision, we are also correcting other immaterial cash flow errors. For the three and six months ended July 2, 2016, these errors resulted in our cash provided from operating activities being overstated by $2.6 and $5.5 million, our cash used in investing activities being overstated by $4.1 and $7.0 million, and our cash provided from financing activities being understated by $498.7 and $498.7 million. As a result of this error, cash, cash equivalents and restricted cash, end of period, was understated by $503.1 million as of July 2, 2016 in the consolidated statement of cash flows.

We have also corrected other immaterial items in the consolidated statements of cash flows for the three and nine months ended October 1, 2016, as presented herein. These corrections increase cash provided by operating activities from continuing operations and cash flows used in investing activities from continuing operations by $3.1 million for the three months ended October 1, 2016 and decreased cash flows provided by operating activities from continuing operations and cash flows used in investing activities from continuing operations by $1.1 million for the nine months ended October 1, 2016. These corrections also impacted the supplemental disclosure of additions to property, plant & equipment through accounts payable and accrued liabilities by $1.1 million for the nine months ended October 1, 2016.

As a result of the revision, our ending cash, cash equivalents and restricted cash in the statements of cash flows for the three and six months ended July 2, 2016, now reconcile to the ending cash and restricted cash as presented on the consolidated balance sheet as of July 2, 2016, within the Form 10-Q filed August 9, 2016.

We have evaluated these errors and determined they are not material to the previously issued financial statements and have elected to revise our previously issued consolidated statements of cash flows for the three and six months ended July 2, 2016 as follows:

	For the Three Months Ended July 2, 2016
(in millions of U.S. dollars)	As Previously Reported	Adjustments	As Revised
Other non-cash items	$2.6	$(1.3)	$1.3
Accounts payable and accrued liabilities and other liabilities	44.6	(1.3)	43.3
Net cash provided by operating activities	87.6	(2.6)	85.0
Additions to property, plant & equipment	(33.2)	1.3	(31.9)
Other investing activities	(2.8)	2.8	—
Net cash used in investing activities	(38.6)	4.1	(34.5)
Issuance of long-term debt	—	498.7	498.7
Net cash provided by financing activities	147.5	498.7	646.2
Effect of exchange rate changes on cash	(2.1)	2.9	0.8
Net (decrease) increase in cash, cash equivalents, and restricted cash	194.4	503.1	697.5
Cash & cash equivalents, beginning of period	55.1	—	55.1
Cash, cash equivalents and restricted cash, end of period	249.5	503.1	752.6
Supplemental Non-cash Investing and Financing Activities:
Long-term debt funded to escrow	498.7	(498.7)	—
Additions to property, plant & equipment through accounts payable and accrued liabilities	10.2	1.3	11.5

	For the Six Months Ended July 2, 2016
(in millions of U.S. dollars)	As Previously Reported	Adjustments	As Revised
Other non-cash items	$0.9	$(1.3)	$(0.4)
Accounts payable and accrued liabilities and other liabilities	11.1	(4.2)	6.9
Net cash provided by operating activities	68.9	(5.5)	63.4
Additions to property, plant & equipment	(62.7)	4.2	(58.5)
Other investing activities	(2.8)	2.8	—
Net cash used in investing activities	(112.1)	7.0	(105.1)
Issuance of long-term debt	—	498.7	498.7
Net cash provided by financing activities	218.7	498.7	717.4
Effect of exchange rate changes on cash	(3.1)	2.9	(0.2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	172.4	503.1	675.5
Cash & cash equivalents, beginning of period	77.1	—	77.1
Cash, cash equivalents and restricted cash, end of period	249.5	503.1	752.6
Supplemental Non-cash Investing and Financing Activities:
Long-term debt funded to escrow	498.7	(498.7)	—
Additions to property, plant & equipment through accounts payable and accrued liabilities	11.4	4.2	15.6

Note 3—Discontinued Operations

On July 24, 2017, the Company entered into a Purchase Agreement with Refresco, pursuant to which the Company will sell to Refresco its Traditional Business. The transaction is structured as a sale of the assets of the Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after the Company completes an internal reorganization. The Traditional Business excludes our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, and RCI’s concentrate business, the Columbus manufacturing facility and our Aimia business. The Traditional Business produces, either directly or through third-party manufacturers through co-packing arrangements, CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports drinks, new age beverages, ready-to-drink teas, liquid enhancers, freezables, and ready-to-drink alcoholic beverages. The closing of the transaction is subject to receipt of regulatory approval in the United Kingdom. The aggregate deal consideration is $1.25 billion, is payable at closing in cash, subject to adjustment for indebtedness, working capital, and other items, and is expected to close near the end of 2017. The Company intends to use the proceeds of the transaction to repay indebtedness and reduce overall leverage.

Upon closing of the sale of the Traditional Business, the Company and Refresco will enter into a Transition Services Agreement pursuant to which the Company and Refresco will provide certain services to each other for various service periods, with the longest service period being 18 months, including tax and accounting services, certain human resources services, communications systems and support, and insurance/risk management. Each party will be compensated for services rendered as set forth in the Transition Services Agreement. Each service period may be extended as set forth in the Transition Services Agreement, up to a maximum extension of 180 days.

In addition, upon closing the Company and Refresco will enter into certain Co-pack Manufacturing Agreements pursuant to which the Company and Refresco will manufacture and supply certain beverage products for each other and a Concentrate Supply Agreement pursuant to which the Company will supply concentrates to Refresco. Each party will be compensated for the products they supply as set forth in the applicable agreements. The Co-pack Manufacturing Agreements provide for a term of 36 months and the Concentrate Supply Agreement provides for a term that is coterminous with the term of the Transition Services Agreement.

For all periods presented, the operating results associated with the Traditional Business have been reclassified into net income from discontinued operations, net of income taxes in the consolidated statements of operations and the assets and liabilities associated with this business have been reflected as assets and liabilities of discontinued operations in the consolidated balance sheets.

The major components of net income from discontinued operations, net of income taxes in the consolidated statements of operations include the following:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue, net	$425.6	$419.3	$1,244.7	$1,282.7
Cost of sales	371.3	361.3	1,093.4	1,102.0
Operating income from discontinued operations	13.9	21.0	33.6	67.1
Income (loss) from discontinued operations, before income taxes	12.1	4.5	(27.5)	9.5
Income tax (benefit) expense[1]	(30.9)	1.6	(28.5)	(2.5)
Net income from discontinued operations, net of income taxes	43.0	2.9	1.0	12.0
Less: Net income attributable to non-controlling interests	2.1	1.5	6.4	4.4
Net income (loss) attributable to Cott Corporation – discontinued operations	$40.9	$1.4	$(5.4)	$7.6

1.	The pending transaction with Refresco is anticipated to result in a gain on sale which led to certain U.S. deferred tax liabilities being considered as a source of future taxable income. As a result, we recognized a tax benefit of approximately $26.9 million related to a corresponding U.S. valuation allowance release.

Assets and liabilities of discontinued operations presented in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 include the following:

(in millions of U.S. dollars)	September 30, 2017	December 31, 2016
ASSETS
Cash & cash equivalents	$66.2	$40.0
Accounts receivable, net	165.2	127.2
Inventories	184.7	176.8
Prepaid expenses and other current assets	10.4	7.7

Current assets of discontinued operations	426.5	351.7
Property, plant & equipment, net	341.9	348.1
Goodwill	136.9	127.1
Intangible assets, net	175.7	180.7
Other long-term assets, net	19.1	17.5

Long-term assets of discontinued operations	$673.6	$673.4

LIABILITIES
Short-term borrowings	247.6	207.0
Current maturities of long-term debt	2.9	2.8
Accounts payable and accrued liabilities	268.6	229.4

Current liabilities of discontinued operations	519.1	439.2
Long-term debt	519.8	1,136.6
Deferred tax liabilities	0.8	2.8
Other long-term liabilities	45.9	34.6

Long-term liabilities of discontinued operations	$566.5	$1,174.0

Note 4—Acquisitions

S&D Acquisition

On August 11, 2016, the Company acquired S. & D. Coffee, Inc. (“S&D”), a premium coffee roaster and provider of customized coffee, tea and extract solutions pursuant to a Stock and Membership Interest Purchase Agreement dated August 3, 2016 (the “S&D Acquisition”). The purchase price consideration of $353.6 million was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Measurement period adjustments recorded during the nine months ended September 30, 2017 included adjustments to property, plant & equipment and a related adjustment to deferred taxes based on the results of the validation procedures performed as well as an adjustment to income taxes payable existing at the acquisition date. The measurement period adjustments did not have a material effect on our results of operations in prior periods.

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash	$1.7	$—	$1.7
Accounts receivable	51.4	—	51.4
Inventory	62.5	—	62.5
Prepaid expenses and other assets	2.3	—	2.3
Property, plant & equipment	92.9	(0.7)	92.2
Goodwill	117.1	0.7	117.8
Intangible assets	119.0	—	119.0
Other assets	2.2	—	2.2
Accounts payable and accrued liabilities	(46.7)	(0.2)	(46.9)
Deferred tax liabilities	(43.3)	0.2	(43.1)
Other long-term liabilities	(5.5)	—	(5.5)

Total	$353.6	$—	$353.6

Eden Acquisition

On August 2, 2016, the Company acquired Eden Springs Europe B.V., a leading provider of water and coffee solutions in Europe (“Eden”), pursuant to a Share Purchase Agreement dated June 7, 2016 (the “Eden Acquisition”). The purchase price consideration of €515.9 million (U.S. $576.3 million at the exchange rate in effect on the acquisition date), was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Measurement period adjustments recorded during the nine months ended September 30, 2017 included adjustments to property, plant & equipment and a related adjustment to deferred taxes based on the results of the validation procedures performed, adjustments to accounts receivable, intangible assets and accrued liabilities based on a final review of fair values, and an adjustment to other long-term liabilities based on a final analysis of certain tax positions. The measurement period adjustments did not have a material effect on our results of operations in prior periods.

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash & cash equivalents	$19.6	$—	$19.6
Accounts receivable	95.4	(1.0)	94.4
Inventories	17.7	—	17.7
Prepaid expenses and other current assets	6.2	—	6.2
Property, plant & equipment	107.1	(8.2)	98.9
Goodwill	299.7	0.1	299.8
Intangible assets	213.2	(0.7)	212.5
Other assets	2.8	—	2.8
Deferred tax assets	19.5	—	19.5
Current maturities of long-term debt	(2.7)	—	(2.7)
Accounts payable and accrued liabilities	(128.3)	(0.5)	(128.8)
Long-term debt	(3.1)	—	(3.1)
Deferred tax liabilities	(49.5)	3.5	(46.0)
Other long-term liabilities	(21.3)	6.8	(14.5)

Total	$576.3	$—	$576.3

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the three and nine months ended October 1, 2016, represent the combined results of operations as if the S&D Acquisition and Eden Acquisition had occurred on January 4, 2015. Unaudited pro forma consolidated results of operations for the acquisition of Aquaterra Corporation (“Aquaterra”) in

January 2016 were not included in the combined results of our operations for the three and nine months ended October 1, 2016 because the Company determined they were immaterial. The unaudited pro forma financial information results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

(in millions of U.S. dollars, except per share amounts)	For the Three Months Ended October 1, 2016	For the Nine Months Ended October 1, 2016
Revenue	$588.6	$1,664.3
Net income from continuing operations	12.8	18.0
Net income attributable to Cott Corporation	13.9	23.4
Net income per common share from continuing operations	$0.08	$0.13
Net income per common share attributable to Cott Corporation, diluted	$0.09	$0.17

Note 5—Share-based Compensation

During the nine months ended September 30, 2017, the Company granted 84,060 common shares to the non-management members of our board of directors under the Amended and Restated Cott Corporation Equity Incentive Plan with an aggregate grant date fair value of approximately $1.1 million. The common shares were issued in consideration of the directors’ annual board retainer fee and vest upon issuance.

Note 6—Income Taxes

Income tax expense was $0.9 million on pre-tax income from continuing operations of $2.5 million and income tax expense was $1.0 million on pre-tax loss from continuing operations of $12.1 million for the three and nine months ended September 30, 2017, as compared to income tax expense of $2.9 million on pre-tax loss from continuing operations of $1.1 million and an income tax benefit of $4.8 million on pre-tax loss from continuing operations of $10.4 million in the comparable prior year periods. The effective income tax rates for the three and nine months ended September 30, 2017 were 36.0% and (8.3%), respectively, compared to (263.6%) and 46.2% in the comparable prior year periods.

The effective tax rates for the three and nine months ended September 30, 2017 varied from the effective tax rates for the three and nine months ended October 1, 2016 primarily due to losses incurred in the United States for which we have not recognized a tax benefit in 2017, partially offset by tax expense related to the Canadian valuation allowance recorded in the third quarter of 2016.

The effective tax rate differs from the Canadian statutory rate during the three and nine months ended September 30, 2017 and October 1, 2016, primarily due to: (a) losses incurred in tax jurisdictions for which we have not recognized a tax benefit; (b) permanent differences for which we recognized a tax benefit; (c) income in tax jurisdictions with lower statutory tax rates than Canada; and (d) the Canadian valuation allowance recorded in the third quarter of 2016.

The pending transaction with Refresco is anticipated to generate a gain on sale which could result in a U.S. valuation allowance release and recognition of a material income tax benefit within the next twelve months.

Note 7—Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money Stock Options, Performance-based RSUs, and

Time-based RSUs during the periods presented. Set forth below is a reconciliation of the numerator and denominator for the diluted net income (loss) per common share computations for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator (in millions):
Net income (loss) attributable to Cott Corporation
Continuing operations	$1.6	$(4.0)	$(13.1)	$(5.6)
Discontinued operations	40.9	1.4	(5.4)	7.6

Net earnings	42.5	(2.6)	(18.5)	2.0

Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	139,205	138,195	138,980	124,900
Basic Earnings Per Share:
Continuing operations	0.01	(0.03)	(0.09)	(0.04)
Discontinued operations	0.29	0.01	(0.04)	0.06

Net earnings	0.30	(0.02)	(0.13)	0.02

Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	139,205	138,195	138,980	124,900
Dilutive effect of Stock Options	1,158	—	—	—
Dilutive effect of Performance based RSUs	154	—	—	—
Dilutive effect of Time-based RSUs	486	—	—	—

Weighted average common shares outstanding - diluted	141,003	138,195	138,980	124,900
Diluted Earnings Per Share:
Continued operations	0.01	(0.03)	(0.09)	(0.04)
Discontinued operations	0.29	0.01	(0.04)	0.06

Net earnings	0.30	(0.02)	(0.13)	0.02

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Stock Options	198	2,846	4,286	2,846
Performance-based RSUs [1]	—	1,574	1,703	1,574
Time-based RSUs	—	882	660	882

1.	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

Note 8—Segment Reporting

Our broad portfolio of products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers, filtration equipment, clear, still and sparkling flavored waters, hot chocolate and beverage concentrates.

During the third quarter of 2017, we reviewed our reporting segments as a result of the Refresco transaction. Following such review, we reorganized our reporting segments into three reporting segments: Route Based Services (which includes our DSS, Aquaterra and Eden businesses), Coffee, Tea & Extract Solutions (which includes our S&D business) and All Other

(which includes our Aimia and RCI concentrate businesses, the Columbus manufacturing facility and other miscellaneous expenses). Our corporate oversight function is not treated as a segment. This function includes certain general and administrative costs that are not allocated to any of the reporting segments. Segment reporting results have been recast to reflect these changes for all periods presented.

(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Corporate	Total
For the Three Months Ended September 30, 2017
Revenue, net [1]	$397.3	$143.4	$40.2	$—	$580.9
Depreciation and amortization	41.7	6.0	1.7	—	49.4
Operating income (loss)	34.6	3.7	4.7	(15.8)	27.2
Additions to property, plant & equipment	34.8	3.3	0.1	—	38.2
For the Nine Months Ended September 30, 2017
Revenue, net [1]	$1,134.9	$440.2	$123.3	$—	$1,698.4
Depreciation and amortization	119.1	17.2	5.5	—	141.8
Operating income (loss)	66.3	13.3	6.9	(37.6)	48.9
Additions to property, plant & equipment	85.9	10.6	0.6	—	97.1
As of September 30, 2017
Total assets [2]	$2,370.3	$471.8	$206.3	$—	$3,048.4

1.	All Other includes $9.5 million and $31.4 million of related party concentrate sales to discontinued operations for the three and nine months ended September 30, 2017.
[2]	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Corporate	Total
For the Three Months Ended October 1, 2016
Revenue, net [1]	$349.2	$87.3	$40.2	$—	$476.7
Depreciation and amortization	36.9	2.8	1.5	—	41.2
Operating income (loss)	21.2	(0.1)	0.7	(8.2)	13.6
Additions to property, plant & equipment	30.4	1.8	0.2	—	32.4
For the Nine Months Ended October 1, 2016
Revenue, net [1]	$882.3	$87.3	$132.4	$—	$1,102.0
Depreciation and amortization	94.6	2.8	5.2	—	102.6
Operating income (loss)	44.7	(0.1)	7.5	(33.3)	18.8
Additions to property, plant & equipment	66.6	1.8	0.9	—	69.3
As of December 31, 2016
Total assets [2]	$2,287.1	$463.2	$164.3	$—	$2,914.6

1.	All Other includes $9.0 million and $29.7 million of related party concentrate sales to discontinued operations for the three and nine months ended October 1, 2016.
[2]	Excludes intersegment receivables, investments and notes receivable.

Reconciliation of Segment Assets to Total Assets
(in millions of U.S. dollars)	September 30, 2017	December 31, 2016
Segment assets [1]	$3,048.4	$2,914.6
Assets of discontinued operations [1]	1,100.1	1,025.1

Total assets	$4,148.5	$3,939.7

1.	Excludes intersegment receivables, investments and notes receivable.

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

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended September 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$268.0	$—	$—	$268.0
Coffee and tea services	44.2	120.9	0.7	165.8
Retail	43.5	—	11.7	55.2
Other	41.6	22.5	27.8	91.9

Total	$397.3	$143.4	$40.2	$580.9

	For the Nine Months Ended September 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$753.7	$—	$—	$753.7
Coffee and tea services	134.9	369.6	2.0	506.5
Retail	127.8	—	33.9	161.7
Other	118.5	70.6	87.4	276.5

Total	$1,134.9	$440.2	$123.3	$1,698.4

	For the Three Months Ended October 1, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$235.9	$—	$—	$235.9
Coffee and tea services	38.9	72.0	2.0	112.9
Retail	42.9	—	10.0	52.9
Other	31.5	15.3	28.2	75.0

Total	$349.2	$87.3	$40.2	$476.7

	For the Nine Months Ended October 1, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$575.1	$—	$—	$575.1
Coffee and tea services	100.4	72.0	2.0	174.4
Retail	127.7	—	37.8	165.5
Other	79.1	15.3	92.6	187.0

Total	$882.3	$87.3	$132.4	$1,102.0

Note 9—Inventories

The following table summarizes inventories as of September 30, 2017 and December 31, 2016:

(in millions of U.S. dollars)	September 30, 2017	December 31, 2016
Raw materials	$80.5	$56.5
Finished goods	37.5	42.7
Resale items	21.1	22.0
Other	3.2	3.4

Total	$142.3	$124.6

Note 10—Intangible Assets, Net

The following table summarizes intangible assets, net as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Rights [1]	$24.5	$—	$24.5	$24.5	$—	$24.5
Trademarks	263.1	—	263.1	257.1	—	257.1

Total intangible assets not subject to amortization	287.6	—	287.6	281.6	—	281.6

Subject to amortization
Customer relationships	580.8	138.9	441.9	552.3	94.3	458.0
Patents	15.2	0.6	14.6	—	—	—
Trademarks	1.2	0.2	1.0	1.1	0.1	1.0
Information technology	27.4	11.8	15.6	20.5	6.3	14.2
Other	6.7	3.5	3.2	6.2	2.0	4.2

Total intangible assets subject to amortization	631.3	155.0	476.3	580.1	102.7	477.4

Total intangible assets	$918.9	$155.0	$763.9	$861.7	$102.7	$759.0

1.	Relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico.

Amortization expense of intangible assets was $17.9 million and $50.7 million for the three and nine months ended September 30, 2017, respectively, compared to $14.5 million and $36.6 million for the three and nine months ended October 1, 2016, respectively.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2017	$18.1
2018	66.7
2019	59.2
2020	50.2
2021	44.0
Thereafter	238.1

Total	$476.3

Note 11—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of September 30, 2017 and December 31, 2016:

(in millions of U.S. dollars)	September 30, 2017	December 31, 2016
Trade payables	$218.0	$185.9
Accrued compensation	48.5	38.4
Accrued sales incentives	6.9	1.0
Accrued interest	30.9	11.6
Payroll, sales and other taxes	13.3	9.0
Accrued deposits	65.8	51.9
Other accrued liabilities	69.7	70.2

Total	$453.1	$368.0

Note 12—Debt

Our total debt as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017			December 31, 2016
(in millions of U.S. dollars)	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
10.000% senior notes due in 2021 [1]	271.1	—	271.1	384.2	—	384.2
5.500% senior notes due in 2024	531.1	9.8	521.3	474.1	9.8	464.3
5.500% senior notes due in 2025	750.0	11.2	738.8	—	—	—
Capital leases	5.4	—	5.4	5.8	—	5.8

Total debt	1,557.6	21.0	1,536.6	864.1	9.8	854.3
Capital leases - current maturities	2.6	—	2.6	2.9	—	2.9

Total current debt	2.6	—	2.6	2.9	—	2.9

Total long-term debt	$1,555.0	$21.0	$1,534.0	$861.2	$9.8	$851.4

1.	Includes unamortized premium of $21.1 million and $34.2 million at September 30, 2017 and December 31, 2016, respectively. The effective interest rate is 7.515%.

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

Note 13—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the nine months ended September 30, 2017 and October 1, 2016 were as follows:

(in millions of U.S. dollars)[1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance January 2, 2016	$(4.7)	$(10.1)	$(61.4)	$(76.2)

OCI before reclassifications	7.4	—	(23.8)	(16.4)
Amounts reclassified from AOCI	(3.6)	0.2	—	(3.4)

Net current-period OCI	3.8	0.2	(23.8)	(19.8)

Ending balance October 1, 2016	$(0.9)	$(9.9)	$(85.2)	$(96.0)

Beginning balance December 31, 2016	$(0.1)	$(14.4)	$(103.4)	$(117.9)

OCI before reclassifications	1.2	(0.5)	26.1	26.8
Amounts reclassified from AOCI	(1.7)	0.1	—	(1.6)

Net current-period OCI	(0.5)	(0.4)	26.1	25.2

Ending balance September 30, 2017	$(0.6)	$(14.8)	$(77.3)	$(92.7)

1.	All amounts are net of tax.

The following table summarizes the amounts reclassified from AOCI for the three and nine months ended September 30, 2017 and October 1, 2016, respectively.

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in
Details About AOCI Components[1]	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	the Statement Where Net Income Is Presented
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$0.2	$1.5	$1.7	$5.5	Cost of sales
	—	(0.6)	—	(1.9)	Tax expense

	$0.2	$0.9	$1.7	$3.6	Net of tax

Amortization of pension benefit plan items
Prior service costs [2]	$(0.3)	$—	$(0.1)	$(0.2)	Cost of sales

	(0.3)	—	(0.1)	(0.2)	Total before taxes
	—	—	—	—	Tax expense

	$(0.3)	$—	$(0.1)	$(0.2)	Net of tax

Total reclassifications for the period	$(0.1)	$0.9	$1.6	$3.4	Net of tax

1.	Amounts in parenthesis indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 14—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $40.1 million in standby letters of credit outstanding as of September 30, 2017 ($42.4 million—December 31, 2016).

Note 15—Hedging Transactions and Derivative Financial Instruments

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (see Note 16 to the consolidated financial statements). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are over-the-counter or exchange traded instruments with liquid markets.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 30, 2017 or October 1, 2016. Substantially all outstanding hedges as of September 30, 2017 are expected to settle in the next twelve months.

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

We did not elect hedge accounting for our coffee futures contracts in 2016. The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 32.1 million pounds as of September 30, 2017. The notional amounts for the coffee futures contracts not designated or qualifying as hedging instruments was 44.9 million pounds as of December 31, 2016. The effective portion of the cash-flow hedge recognized in AOCI during the nine months ended September 30, 2017 was $1.6 million. Approximately $0.2 million and $1.7 million of realized gains, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2017, respectively. The hedge ineffectiveness for these cash flow hedging instruments was nil and $0.1 million for the three and nine months ended September 30, 2017, respectively.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was nil as of September 30, 2017 and December 31, 2016. The fair value of the Company’s derivative liabilities included in accrued liabilities was $1.9 million and $6.1 million as of September 30, 2017 and December 31, 2016, respectively. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	September 30, 2017		December 31, 2016
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Coffee futures [1]	$—	$1.9	$—	$6.1

	$—	$1.9	$—	$6.1

1.	The fair value of the coffee futures excludes amounts in the related margin accounts. As of September 30, 2017 and December 31, 2016, the aggregate margin account balances were $4.1 million and $9.2 million, respectively, and are included in cash & cash equivalents on the consolidated balance sheets.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	September 30, 2017	December 31, 2016
Coffee futures assets	$0.1	$1.4
Coffee futures liabilities	(2.0)	(7.5)

Net liability	$(1.9)	$(6.1)

The settlement of our derivative instruments resulted in a credit to cost of sales of $0.2 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, and nil and nil for the three and nine months ended October 1, 2016, respectively.

Note 16—Fair Value Measurements

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

Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets as of September 30, 2017 and December 31, 2016 was nil. The fair value for the derivative liabilities as of September 30, 2017 and December 31, 2016 was $1.9 million and $6.1 million, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash & cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
10.000% senior notes due in 2021 [1,2]	271.1	264.4	384.2	383.7
5.500% senior notes due in 2024 [1,3]	521.3	584.9	464.3	505.5
5.500% senior notes due in 2025 [1,3]	738.8	781.9	—	—

Total	$1,531.2	$1,631.2	$848.5	$889.2

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2.	Includes unamortized premium of $21.1 million and $34.2 million at September 30, 2017 and December 31, 2016, respectively.
3.	The carrying value of our significant outstanding debt is net of unamortized debt issuance costs of $21.0 million and $9.8 million as of September 30, 2017 and December 31, 2016, respectively.

Note 17—Guarantor Subsidiaries

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

The €450.0 million (U.S. $531.1 million at the exchange rate in effect on September 30, 2017) of the 2024 Notes were initially issued on June 30, 2016 by Cott Finance Corporation, which was not a DSS Guarantor Subsidiary. Cott Finance Corporation was declared an unrestricted subsidiary under the DSS Indenture. As a result, such entity is reflected as a DSS Non-Guarantor Subsidiary in the following summarized condensed consolidating financial information through August 2, 2016. Substantially simultaneously with the closing of the Eden Acquisition on August 2, 2016, we assumed all of the obligations of Cott Finance Corporation as issuer under the 2024 Notes, and Cott Corporation’s U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries that are currently obligors under the 5.375% senior notes due 2022 (“2022 Notes”) and the 6.75% senior notes due 2020 (“2020 Notes”) (including Cott Beverages Inc.) entered into a supplemental indenture to guarantee the 2024 Notes. Currently, the obligors under the 2024 Notes are different than the obligors under the DSS Notes, but identical to the obligors under the 2020 Notes and the 2022 Notes. The 2024 Notes are listed on the official list of the Irish Stock Exchange and are traded on the Global Exchange Market thereof.

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 30, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$—	$271.9	$198.7	$110.3	$—	$580.9
Cost of sales	—	105.4	145.9	36.8	—	288.1

Gross profit	—	166.5	52.8	73.5	—	292.8
Selling, general and administrative expenses	1.2	143.7	57.0	60.9	—	262.8
Loss (gain) on disposal of property, plant & equipment, net	—	0.3	(0.6)	(0.1)	—	(0.4)
Acquisition and integration expenses	—	2.5	2.2	(1.5)	—	3.2

Operating (loss) income	(1.2)	20.0	(5.8)	14.2	—	27.2
Other expense (income), net	—	0.3	1.3	(0.1)	—	1.5
Intercompany interest expense (income), net	—	54.2	(33.4)	(12.8)	(8.0)	—
Interest expense, net	7.5	5.2	10.5	—	—	23.2

(Loss) income before income tax expense, equity income and discontinued operations	(8.7)	(39.7)	15.8	27.1	8.0	2.5
Income tax expense	—	0.4	0.5	—	—	0.9
Equity income	43.4	—	0.1	—	(43.5)	—

Net income (loss) from continuing operations	$34.7	$(40.1)	$15.4	$27.1	$(35.5)	$1.6
Net income from discontinued operations, net of income taxes	7.8	—	32.8	3.3	(0.9)	43.0

Net income (loss)	42.5	(40.1)	48.2	30.4	(36.4)	44.6
Less: Net income attributable to non-controlling interests	—	—	—	2.1	—	2.1

Net income (loss) attributable to Cott Corporation	$42.5	$(40.1)	$48.2	$28.3	$(36.4)	$42.5

Comprehensive income (loss) attributable to Cott Corporation	$46.7	$(40.1)	$27.4	$23.0	$(10.3)	$46.7

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 30, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$—	$786.3	$607.6	$304.5	$—	$1,698.4
Cost of sales	—	305.9	443.8	100.0	—	849.7

Gross profit	—	480.4	163.8	204.5	—	848.7
Selling, general and administrative expenses	4.1	423.4	171.6	178.7	—	777.8
Loss (gain) on disposal of property, plant & equipment, net	—	6.3	(1.5)	—	—	4.8
Acquisition and integration expenses	—	5.9	6.9	4.4	—	17.2

Operating (loss) income	(4.1)	44.8	(13.2)	21.4	—	48.9
Other (income) expense, net	—	(1.4)	0.9	(0.6)	—	(1.1)
Intercompany interest expense (income), net	—	32.5	(21.6)	(7.6)	(3.3)	—
Interest expense, net	21.6	18.4	22.1	—	—	62.1

(Loss) income before income tax (benefit) expense, equity income and discontinued operations	(25.7)	(4.7)	(14.6)	29.6	3.3	(12.1)
Income tax (benefit) expense	—	1.2	(5.3)	5.1	—	1.0
Equity income	0.6	—	0.1	—	(0.7)	—

Net (loss) income from continuing operations	$(25.1)	$(5.9)	$(9.2)	$24.5	$2.6	$(13.1)
Net income (loss) from discontinued operations, net of income taxes	6.6	—	(7.4)	10.8	(9.0)	1.0

Net (loss) income	(18.5)	(5.9)	(16.6)	35.3	(6.4)	(12.1)
Less: Net income attributable to non-controlling interests	—	—	—	6.4	—	6.4

Net (loss) income attributable to Cott Corporation	$(18.5)	$(5.9)	$(16.6)	$28.9	$(6.4)	$(18.5)

Comprehensive income (loss) attributable to Cott Corporation	$6.7	$(5.9)	$(81.3)	$28.5	$58.7	$6.7

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$—	$262.2	$144.6	$69.9	$—	$476.7
Cost of sales	—	101.2	103.0	24.8	—	229.0

Gross profit	—	161.0	41.6	45.1	—	247.7
Selling, general and administrative expenses	1.6	143.9	38.7	41.1	—	225.3
Loss (gain) on disposal of property, plant & equipment, net	—	1.6	(0.2)	—	—	1.4
Acquisition and integration expenses	—	(1.4)	7.4	1.4	—	7.4

Operating (loss) income	(1.6)	16.9	(4.3)	2.6	—	13.6
Other (income) expense, net	—	(0.3)	(0.6)	1.1	—	0.2
Intercompany interest expense (income), net	—	10.8	(0.6)	(4.2)	(6.0)	—
Interest expense (income), net	7.4	7.4	—	(0.3)	—	14.5

(Loss) income before income tax expense (benefit), equity income and discontinued operations	(9.0)	(1.0)	(3.1)	6.0	6.0	(1.1)
Income tax expense (benefit)	7.6	(0.2)	(4.9)	0.4	—	2.9
Equity income	8.7	—	—	—	(8.7)	—

Net (loss) income from continuing operations	$(7.9)	$(0.8)	$1.8	$5.6	$(2.7)	$(4.0)
Net income from discontinued operations, net of income taxes	5.3	—	5.0	3.2	(10.6)	2.9

Net (loss) income	(2.6)	(0.8)	6.8	8.8	(13.3)	(1.1)
Less: Net income attributable to non-controlling interests	—	—	—	1.5	—	1.5

Net (loss) income attributable to Cott Corporation	$(2.6)	$(0.8)	$6.8	$7.3	$(13.3)	$(2.6)

Comprehensive (loss) income attributable to Cott Corporation	$(7.8)	$(0.8)	$110.4	$11.2	$(120.8)	$(7.8)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$—	$764.3	$267.8	$69.9	$—	$1,102.0
Cost of sales	—	297.5	188.1	24.8	—	510.4

Gross profit	—	466.8	79.7	45.1	—	591.6
Selling, general and administrative expenses	12.6	422.3	71.7	41.1	—	547.7
Loss (gain) on disposal of property, plant & equipment, net	—	4.8	(0.2)	—	—	4.6
Acquisition and integration expenses	—	0.6	18.5	1.4	—	20.5

Operating (loss) income	(12.6)	39.1	(10.3)	2.6	—	18.8
Other (income) expense, net	—	(1.6)	0.5	1.1	—	—
Intercompany interest expense (income), net	—	32.4	0.4	(13.3)	(19.5)	—
Interest expense (income), net	7.4	22.0	—	(0.2)	—	29.2

(Loss) income before income tax expense (benefit), equity income and discontinued operations	(20.0)	(13.7)	(11.2)	15.0	19.5	(10.4)
Income tax expense (benefit)	7.4	(4.8)	(7.6)	0.2	—	(4.8)
Equity income	22.9	—	—	—	(22.9)	—

Net (loss) income from continuing operations	$(4.5)	$(8.9)	$(3.6)	$14.8	$(3.4)	$(5.6)
Net income from discontinued operations, net of income taxes	6.5	—	26.7	9.4	(30.6)	12.0

Net income (loss)	2.0	(8.9)	23.1	24.2	(34.0)	6.4
Less: Net income attributable to non-controlling interests	—	—	—	4.4	—	4.4

Net income (loss) attributable to Cott Corporation	$2.0	$(8.9)	$23.1	$19.8	$(34.0)	$2.0

Comprehensive (loss) income attributable to Cott Corporation	$(17.8)	$(8.9)	$211.2	$23.8	$(226.1)	$(17.8)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of September 30, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$—	$20.8	$34.4	$26.8	$—	$82.0
Accounts receivable, net of allowance	—	137.4	89.0	93.9	(8.7)	311.6
Inventories	—	30.2	96.5	15.6	—	142.3
Prepaid expenses and other current assets	0.1	8.5	7.1	6.5	—	22.2
Current assets of discontinued operations	63.2	—	563.4	28.9	(229.0)	426.5

Total current assets	63.3	196.9	790.4	171.7	(237.7)	984.6
Property, plant & equipment, net	—	371.2	112.2	107.0	—	590.4
Goodwill	—	587.2	189.6	320.2	—	1,097.0
Intangible assets, net	—	353.1	203.6	207.2	—	763.9
Deferred tax assets	—	—	—	2.2	—	2.2
Other long-term assets, net	0.4	14.6	5.6	16.2	—	36.8
Due from affiliates	—	—	1.1	371.8	(372.9)	—
Investments in subsidiaries	—	—	3.9	—	(3.9)	—
Long-term assets of discontinued operations	1,425.1	—	1,546.1	6.9	(2,304.5)	673.6

Total assets	$1,488.8	$1,523.0	$2,852.5	$1,203.2	$(2,919.0)	$4,148.5

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.1	$—	$2.5	$—	$2.6
Accounts payable and accrued liabilities	8.6	275.6	187.1	136.8	(155.0)	453.1
Current liabilities of discontinued operations	91.6	—	500.2	10.0	(82.7)	519.1

Total current liabilities	100.2	275.7	687.3	149.3	(237.7)	974.8
Long-term debt	521.3	271.2	738.8	2.7	—	1,534.0
Deferred tax liabilities	—	82.6	18.6	30.7	—	131.9
Other long-term liabilities	—	39.5	17.2	10.8	—	67.5
Due to affiliates	—	543.3	424.8	858.6	(1,826.7)	—
Long-term liabilities of discontinued operations	1.9	—	655.4	28.1	(118.9)	566.5

Total liabilities	623.4	1,212.3	2,542.1	1,080.2	(2,183.3)	3,274.7
Equity
Common shares, no par	915.5	355.5	752.1	144.5	(1,252.1)	915.5
Additional paid-in-capital	63.3	—	—	—		63.3
(Accumulated deficit) retained earnings	(20.7)	(44.6)	(534.8)	(38.6)	618.0	(20.7)
Accumulated other comprehensive (loss) income	(92.7)	(0.2)	93.1	8.7	(101.6)	(92.7)

Total Cott Corporation equity	865.4	310.7	310.4	114.6	(735.7)	865.4
Non-controlling interests	—	—	—	8.4	—	8.4

Total equity	865.4	310.7	310.4	123.0	(735.7)	873.8

Total liabilities and equity	$1,488.8	$1,523.0	$2,852.5	$1,203.2	$(2,919.0)	$4,148.5

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 31, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$—	$22.7	$23.6	$31.8	$—	$78.1
Accounts receivable, net of allowance	—	121.7	82.6	84.0	(11.6)	276.7
Inventories	—	29.2	79.9	15.5	—	124.6
Prepaid expenses and other current assets	1.7	7.1	10.0	4.2	(0.9)	22.1
Current assets of discontinued operations	47.2	—	346.6	23.2	(65.3)	351.7

Total current assets	48.9	180.7	542.7	158.7	(77.8)	853.2
Property, plant & equipment, net	—	364.5	115.8	101.5	—	581.8
Goodwill	—	582.0	183.6	282.7	—	1,048.3
Intangible assets, net	—	356.8	204.4	197.8	—	759.0
Other long-term assets, net	0.5	14.6	6.6	2.3	—	24.0
Due from affiliates	—	—	—	329.6	(329.6)	—
Investments in subsidiaries	—	—	—	—	—	—
Long-term assets of discontinued operations	1,353.7	—	1,548.9	4.2	(2,233.4)	673.4

Total assets	$1,403.1	$1,498.6	$2,602.0	$1,076.8	$(2,640.8)	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$0.1	$2.8	$—	$2.9
Accounts payable and accrued liabilities	4.2	135.1	124.9	124.8	(21.0)	368.0
Current liabilities of discontinued operations	63.6	—	423.8	8.5	(56.7)	439.2

Total current liabilities	67.8	135.1	548.8	136.1	(77.7)	810.1
Long-term debt	464.4	384.2	—	2.8	—	851.4
Deferred tax liabilities	0.9	81.2	46.5	26.4	—	155.0
Other long-term liabilities	—	38.0	16.9	20.5	—	75.4
Due to affiliates	—	543.3	390.6	775.1	(1,709.0)	—
Long-term liabilities of discontinued operations	1.5	—	1,255.8	24.6	(107.9)	1,174.0

Total liabilities	534.6	1,181.8	2,258.6	985.5	(1,894.6)	3,065.9
Equity
Common shares, no par	909.3	355.4	691.5	149.7	(1,196.6)	909.3
Additional paid-in-capital	54.2	—	—	—	—	54.2
Retained earnings (accumulated deficit)	22.9	(38.4)	(505.9)	(72.8)	617.1	22.9
Accumulated other comprehensive (loss) income	(117.9)	(0.2)	157.8	9.1	(166.7)	(117.9)

Total Cott Corporation equity	868.5	316.8	343.4	86.0	(746.2)	868.5
Non-controlling interests	—	—	—	5.3	—	5.3

Total equity	868.5	316.8	343.4	91.3	(746.2)	873.8

Total liabilities and equity	$1,403.1	$1,498.6	$2,602.0	$1,076.8	$(2,640.8)	$3,939.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 30, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(0.1)	$(88.0)	$17.4	$14.7	$102.2	$46.2

Investing Activities
Acquisitions, net of cash received	—	(1.1)	—	(2.3)	—	(3.4)
Additions to property, plant & equipment	—	(22.1)	(7.9)	(8.2)	—	(38.2)
Additions to intangible assets	—	(0.4)	(2.7)	(0.3)	—	(3.4)
Proceeds from sale of property, plant & equipment	—	0.2	0.9	2.0	—	3.1
Other investing activities	—	—	0.5	—	—	0.5

Net cash used in investing activities from continuing operations	—	(23.4)	(9.2)	(8.8)	—	(41.4)

Financing Activities
Payments of long-term debt	—	—	(0.2)	(0.1)	—	(0.3)
Issuance of common shares	2.1	—	—	—	—	2.1
Common shares repurchased and cancelled	(0.1)	—	—	—	—	(0.1)
Dividends paid to common shareowners	(8.4)	—	—	—	—	(8.4)
Proceeds from intercompany loan from affiliate	—	109.5	—	—	(109.5)	—

Net cash (used in) provided by financing activities from continuing operations	(6.4)	109.5	(0.2)	(0.1)	(109.5)	(6.7)

Cash Flows from Discontinued Operations
Net cash provided by operating activities from discontinued operations	7.6	—	137.5	6.1	(103.8)	47.4
Net cash used in investing activities from discontinued operations	(0.5)	—	(121.8)	(0.5)	109.5	(13.3)
Net cash used in financing activities from discontinued operations	—	—	(7.9)	(2.9)	1.6	(9.2)

Net cash provided by discontinued operations	7.1	—	7.8	2.7	7.3	24.9

Effect of exchange rate changes on cash	0.1	—	1.1	0.8	—	2.0

Net increase (decrease) in cash & cash equivalents	0.7	(1.9)	16.9	9.3	—	25.0
Cash & cash equivalents, beginning of period	5.1	22.7	67.3	28.1	—	123.2

Cash & cash equivalents, end of period	5.8	20.8	84.2	37.4	—	148.2
Cash & cash equivalents from discontinued operations, end of period	5.8	—	49.8	10.6	—	66.2

Cash & cash equivalents from continuing operations, end of period	$—	$20.8	$34.4	$26.8	$—	$82.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 30, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities from continuing operations	$0.5	$84.0	$34.4	$29.8	$(10.0)	$138.7

Investing Activities
Acquisitions, net of cash received	—	(27.9)	(2.1)	(3.4)	—	(33.4)
Additions to property, plant & equipment	—	(59.8)	(13.3)	(24.0)	—	(97.1)
Additions to intangible assets	—	(2.4)	(2.7)	(0.9)	—	(6.0)
Proceeds from sale of property, plant & equipment	—	2.4	0.9	2.7	—	6.0
Intercompany loan to affiliate	—	—	(750.0)	—	750.0	—
Other investing activities	—	—	0.9	—	—	0.9

Net cash used in investing activities from continuing operations	—	(87.7)	(766.3)	(25.6)	750.0	(129.6)

Financing Activities
Payments of long-term debt	—	(100.0)	(0.2)	(1.7)	—	(101.9)
Issuance of long-term debt	—	—	750.0	—	—	750.0
Premiums and costs paid upon extinguishment of long-term debt	—	(7.7)	—	—	—	(7.7)
Financing fees	—	—	(11.1)	—	—	(11.1)
Issuance of common shares	2.9	—	—	—	—	2.9
Common shares repurchased and cancelled	(1.9)	—	—	—	—	(1.9)
Dividends paid to common shareowners	(25.1)	—	—	—	—	(25.1)
Proceeds from intercompany loan from affiliate	—	109.5	—	—	(109.5)	—
Other financing activities	—	—	—	0.5	—	0.5
Intercompany dividends	—	—	—	(10.9)	10.9	—

Net cash (used in) provided by financing activities from continuing operations	(24.1)	1.8	738.7	(12.1)	(98.6)	605.7

Cash Flows from Discontinued Operations
Net cash provided by operating activities from discontinued operations	27.0	—	21.8	11.6	(4.3)	56.1
Net cash used in investing activities from discontinued operations	(1.9)	—	(142.9)	(1.4)	109.5	(36.7)
Net cash provided by (used in) financing activities from discontinued operations	—	—	142.4	(6.3)	(746.6)	(610.5)

Net cash provided by (used in) discontinued operations	25.1	—	21.3	3.9	(641.4)	(591.1)

Effect of exchange rate changes on cash	(0.5)	—	4.0	2.9	—	6.4

Net increase (decrease) in cash & cash equivalents	1.0	(1.9)	32.1	(1.1)	—	30.1
Cash & cash equivalents, beginning of period	4.8	22.7	52.1	38.5	—	118.1

Cash & cash equivalents, end of period	5.8	20.8	84.2	37.4	—	148.2
Cash & cash equivalents from discontinued operations, end of period	5.8	—	49.8	10.6	—	66.2

Cash & cash equivalents from continuing operations, end of period	$—	$20.8	$34.4	$26.8	$—	$82.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(0.3)	$35.6	$17.8	$52.5	$(54.5)	$51.1

Investing Activities
Acquisitions, net of cash received	(911.3)	(1.2)	—	—	—	(912.5)
Additions to property, plant & equipment	—	(24.2)	(4.1)	(4.1)	—	(32.4)
Additions to intangible assets	—	(1.2)	—	—	—	(1.2)
Proceeds from sale of property, plant & equipment	—	—	0.9	0.4	—	1.3

Net cash used in investing activities from continuing operations	(911.3)	(26.6)	(3.2)	(3.7)	—	(944.8)

Financing Activities
Payments of long-term debt	—	—	(0.2)	(0.6)	—	(0.8)
Financing fees	(9.6)	—	—	—	—	(9.6)
Issuance of common shares	2.4	—	—	—	—	2.4
Common shares repurchased and cancelled	(3.4)	—	—	—	—	(3.4)
Dividends paid to common shareowners	(8.4)	—	—	—	—	(8.4)
Payment of deferred consideration for acquisitions	—	—	(10.8)	—	—	(10.8)
Intercompany dividends	—	—	—	(13.9)	13.9	—

Net cash used in financing activities from continuing operations	(19.0)	—	(11.0)	(14.5)	13.9	(30.6)

Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities from discontinued operations	252.2	—	(250.4)	5.3	37.8	44.9
Net cash provided by (used in) investing activities from discontinued operations	0.4	—	(8.5)	(0.1)	—	(8.2)
Net cash (used in) provided by financing activities from discontinued operations	(2.3)	—	262.9	(5.5)	2.8	257.9

Net cash provided by (used in) discontinued operations	250.3	—	4.0	(0.3)	40.6	294.6

Effect of exchange rate changes on cash	(4.1)	—	(0.5)	0.6	—	(4.0)

Net (decrease) increase in cash, cash equivalents and restricted cash	(684.4)	9.0	7.1	34.6	—	(633.7)
Cash, cash equivalents and restricted cash, beginning of period	685.7	26.4	33.2	7.3	—	752.6

Cash & cash equivalents, end of period	1.3	35.4	40.3	41.9	—	118.9
Cash & cash equivalents from discontinued operations, end of period	1.3	—	19.2	7.0	—	27.5

Cash & cash equivalents from continuing operations, end of period	$—	$35.4	$21.1	$34.9	$—	$91.4

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities from continuing operations	$1.4	$87.4	$34.2	$52.6	$(103.7)	$71.9

Investing Activities
Acquisitions, net of cash received	(954.0)	(4.7)	—	—	—	(958.7)
Additions to property, plant & equipment	—	(58.0)	(7.2)	(4.1)	—	(69.3)
Additions to intangible assets	—	(2.3)	—	—	—	(2.3)
Proceeds from sale of property, plant & equipment	—	0.2	0.9	0.4	—	1.5

Net cash used in investing activities from continuing operations	(954.0)	(64.8)	(6.3)	(3.7)	—	(1,028.8)

Financing Activities
Payments of long-term debt	—	—	(0.3)	(0.6)	—	(0.9)
Issuance of long-term debt	498.7	—	—	—	—	498.7
Financing fees	(9.6)	—	—	—	—	(9.6)
Issuance of common shares	366.6	—	—	—	—	366.6
Common shares repurchased and cancelled	(4.5)	—	—	—	—	(4.5)
Dividends paid to common shareowners	(23.1)	—	—	—	—	(23.1)
Payment of deferred consideration for acquisitions	—	—	(10.8)	—	—	(10.8)
Intercompany dividends	—	—	(12.2)	(13.9)	26.1	—

Net cash provided by (used in) financing activities from continuing operations	828.1	—	(23.3)	(14.5)	26.1	816.4

Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities from discontinued operations	112.2	—	(98.4)	15.1	58.6	87.5
Net cash used in investing activities from discontinued operations	(0.6)	—	(28.0)	(0.7)	—	(29.3)
Net cash (used in) provided by financing activities from discontinued operations	(5.2)	—	127.0	(12.5)	19.0	128.3

Net cash provided by discontinued operations	106.4	—	0.6	1.9	77.6	186.5

Effect of exchange rate changes on cash	(1.4)	—	(3.3)	0.5	—	(4.2)

Net (decrease) increase in cash & cash equivalents	(19.5)	22.6	1.9	36.8	—	41.8
Cash & cash equivalents, beginning of period	20.8	12.8	38.4	5.1	—	77.1

Cash & cash equivalents, end of period	1.3	35.4	40.3	41.9	—	118.9
Cash & cash equivalents from discontinued operations, end of period	1.3	—	19.2	7.0	—	27.5

Cash & cash equivalents from continuing operations, end of period	$—	$35.4	$21.1	$34.9	$—	$91.4

Guarantor Subsidiaries for 2020 Notes, 2022 Notes, and 2024 Notes

The 2020 Notes and the 2022 Notes, each issued by Cott Corporation’s 100% owned subsidiary Cott Beverages Inc. (“CBI”), are fully and unconditionally, jointly and severally guaranteed on a senior basis by Cott Corporation and certain of its 100% owned direct and indirect subsidiaries (the “Cott Guarantor Subsidiaries”). The Indentures governing the 2020 Notes and the 2022 Notes require (i) any 100% owned direct and indirect restricted subsidiary that guarantees any indebtedness of CBI or any guarantor and (ii) any non-100% owned subsidiary that guarantees any other capital markets debt of CBI or any guarantor to guarantee the 2020 Notes and the 2022 Notes. No non-100% owned subsidiaries guarantee the 2020 Notes or the 2022 Notes. The guarantees of Cott Corporation and the Cott Guarantor Subsidiaries may be released in limited circumstances only upon the occurrence of certain customary conditions set forth in the Indentures governing the 2020 Notes and the 2022 Notes. In April 2017, the entire aggregate principal amount of our 2020 Notes were redeemed.

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 30, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$—	$15.8	$454.8	$110.3	$—	$580.9
Cost of sales	—	13.2	238.1	36.8	—	288.1

Gross profit	—	2.6	216.7	73.5	—	292.8
Selling, general and administrative expenses	1.2	10.4	190.3	60.9	—	262.8
Gain on disposal of property, plant & equipment, net	—	—	(0.3)	(0.1)	—	(0.4)
Acquisition and integration expenses	—	2.5	2.2	(1.5)	—	3.2

Operating (loss) income	(1.2)	(10.3)	24.5	14.2	—	27.2
Other expense (income), net	—	0.1	1.5	(0.1)	—	1.5
Intercompany interest expense (income), net	—	—	20.8	(12.8)	(8.0)	—
Interest expense, net	7.5	—	15.7	—	—	23.2

(Loss) income before income tax expense (benefit), equity income and discontinued operations	(8.7)	(10.4)	(13.5)	27.1	8.0	2.5
Income tax expense (benefit)	—	0.2	0.7	—	—	0.9
Equity income	43.4	—	0.1	—	(43.5)	—

Net income (loss) from continuing operations	$34.7	$(10.6)	$(14.1)	$27.1	$(35.5)	$1.6
Net income (loss) from discontinued operations, net of income taxes	7.8	33.5	(0.7)	3.3	(0.9)	43.0

Net income (loss)	42.5	22.9	(14.8)	30.4	(36.4)	44.6
Less: Net income attributable to non-controlling interests	—	—	—	2.1	—	2.1

Net income (loss) attributable to Cott Corporation	$42.5	$22.9	$(14.8)	$28.3	$(36.4)	$42.5

Comprehensive income (loss) attributable to Cott Corporation	$46.7	$22.5	$(36.5)	$23.0	$(9.0)	$46.7

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 30, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$—	$52.1	$1,341.8	$304.5	$—	$1,698.4
Cost of sales	—	43.8	705.9	100.0	—	849.7

Gross profit	—	8.3	635.9	204.5	—	848.7
Selling, general and administrative expenses	4.1	30.8	564.2	178.7	—	777.8
Loss on disposal of property, plant & equipment, net	—	—	4.8	—	—	4.8
Acquisition and integration expenses	—	5.9	6.9	4.4	—	17.2

Operating (loss) income	(4.1)	(28.4)	60.0	21.4	—	48.9
Other expense (income), net	—	0.1	(0.6)	(0.6)	—	(1.1)
Intercompany interest expense (income), net	—	—	10.9	(7.6)	(3.3)	—
Interest expense, net	21.6	—	40.5	—	—	62.1

(Loss) income before income tax expense (benefit), equity income and discontinued operations	(25.7)	(28.5)	9.2	29.6	3.3	(12.1)
Income tax expense (benefit)	—	0.3	(4.4)	5.1	—	1.0
Equity income	0.6	—	0.1	—	(0.7)	—

Net (loss) income from continuing operations	$(25.1)	$(28.8)	$13.7	$24.5	$2.6	$(13.1)
Net income (loss) from discontinued operations, net of income taxes	6.6	(7.3)	(0.1)	10.8	(9.0)	1.0

Net (loss) income	(18.5)	(36.1)	13.6	35.3	(6.4)	(12.1)
Less: Net income attributable to non-controlling interests	—	—	—	6.4	—	6.4

Net (loss) income attributable to Cott Corporation	$(18.5)	$(36.1)	$13.6	$28.9	$(6.4)	$(18.5)

Comprehensive income (loss) attributable to Cott Corporation	$6.7	$(34.3)	$(44.1)	$28.5	$49.9	$6.7

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$—	$15.4	$391.4	$69.9	$—	$476.7
Cost of sales	—	13.0	191.2	24.8	—	229.0

Gross profit	—	2.4	200.2	45.1	—	247.7
Selling, general and administrative expenses	1.6	4.5	178.1	41.1	—	225.3
Loss on disposal of property, plant & equipment, net	—	—	1.4	—	—	1.4
Acquisition and integration expenses	—	3.2	2.8	1.4	—	7.4

Operating (loss) income	(1.6)	(5.3)	17.9	2.6	—	13.6
Other (income) expense, net	—	—	(0.8)	1.0	—	0.2
Intercompany interest expense (income), net	—	—	55.4	(22.4)	(33.0)	—
Interest expense (income), net	7.4	—	7.3	(0.2)	—	14.5

(Loss) income before income tax expense (benefit), equity income and discontinued operations	(9.0)	(5.3)	(44.0)	24.2	33.0	(1.1)
Income tax expense (benefit)	7.6	(1.9)	(3.2)	0.4	—	2.9
Equity income	8.7	—	—	—	(8.7)	—

Net (loss) income from continuing operations	$(7.9)	$(3.4)	$(40.8)	$23.8	$24.3	$(4.0)
Net income (loss) from discontinued operations, net of income taxes	5.3	7.7	(2.8)	3.2	(10.5)	2.9

Net (loss) income	(2.6)	4.3	(43.6)	27.0	13.8	(1.1)
Less: Net income attributable to non-controlling interests	—	—	—	1.5	—	1.5

Net (loss) income attributable to Cott Corporation	$(2.6)	$4.3	$(43.6)	$25.5	$13.8	$(2.6)

Comprehensive (loss) income attributable to Cott Corporation	$(7.8)	$3.7	$60.6	$29.4	$(93.7)	$(7.8)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$—	$52.2	$979.9	$69.9	$—	$1,102.0
Cost of sales	—	42.5	443.1	24.8	—	510.4

Gross profit	—	9.7	536.8	45.1	—	591.6
Selling, general and administrative expenses	12.6	13.8	480.2	41.1	—	547.7
Loss on disposal of property, plant & equipment, net	—	—	4.6	—	—	4.6
Acquisition and integration expenses	—	14.2	4.9	1.4	—	20.5

Operating (loss) income	(12.6)	(18.3)	47.1	2.6	—	18.8
Other (income) expense, net	—	—	(1.0)	1.0	—	—
Intercompany interest expense (income), net	—	—	32.8	(13.3)	(19.5)	—
Interest expense (income), net	7.4	—	22.0	(0.2)	—	29.2

(Loss) income before income tax expense (benefit), equity income and discontinued operations	(20.0)	(18.3)	(6.7)	15.1	19.5	(10.4)
Income tax expense (benefit)	7.4	(4.0)	(8.4)	0.2	—	(4.8)
Equity income	22.9	—	—	—	(22.9)	—

Net (loss) income from continuing operations	$(4.5)	$(14.3)	$1.7	$14.9	$(3.4)	$(5.6)
Net income from discontinued operations, net of income taxes	6.5	16.2	12.0	9.4	(32.1)	12.0

Net income (loss)	2.0	1.9	13.7	24.3	(35.5)	6.4
Less: Net income attributable to non-controlling interests	—	—	—	4.4	—	4.4

Net income (loss) attributable to Cott Corporation	$2.0	$1.9	$13.7	$19.9	$(35.5)	$2.0

Comprehensive (loss) income attributable to Cott Corporation	$(17.8)	$—	$203.7	$23.9	$(227.6)	$(17.8)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of September 30, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$—	$—	$55.2	$26.8	$—	$82.0
Accounts receivable, net of allowance	—	8.1	216.5	93.9	(6.9)	311.6
Inventories	—	15.5	111.2	15.6	—	142.3
Prepaid expenses and other current assets	0.1	0.4	15.2	6.5	—	22.2
Current assets of discontinued operations	63.2	324.4	415.2	28.9	(405.2)	426.5

Total current assets	63.3	348.4	813.3	171.7	(412.1)	984.6
Property, plant & equipment, net	—	3.7	479.7	107.0	—	590.4
Goodwill	—	4.5	772.3	320.2	—	1,097.0
Intangible assets, net	—	24.5	532.2	207.2	—	763.9
Deferred tax assets	—	—	—	2.2	—	2.2
Other long-term assets, net	0.4	1.1	19.1	16.2	—	36.8
Due from affiliates	—	—	893.2	371.8	(1,265.0)	—
Investments in subsidiaries	—	—	1,038.7	—	(1,038.7)	—
Long-term assets of discontinued operations	1,425.1	1,847.4	414.1	6.9	(3,019.9)	673.6

Total assets	$1,488.8	$2,229.6	$4,962.6	$1,203.2	$(5,735.7)	$4,148.5

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$0.1	$2.5	$—	$2.6
Accounts payable and accrued liabilities	8.6	27.8	385.1	136.8	(105.2)	453.1
Current liabilities of discontinued operations	91.6	580.3	144.1	10.0	(306.9)	519.1

Total current liabilities	100.2	608.1	529.3	149.3	(412.1)	974.8
Long-term debt	521.3	—	1,010.0	2.7	—	1,534.0
Deferred tax liabilities	—	11.5	89.7	30.7	—	131.9
Other long-term liabilities	—	10.9	45.8	10.8	—	67.5
Due to affiliates	—	—	1,208.3	858.6	(2,066.9)	—
Long-term liabilities of discontinued operations	1.9	1,427.6	119.9	28.1	(1,011.0)	566.5

Total liabilities	623.4	2,058.1	3,003.0	1,080.2	(3,490.0)	3,274.7
Equity
Common shares, no par	915.5	1,034.7	1,574.1	144.5	(2,753.3)	915.5
Additional paid-in-capital	63.3	—	—	—	—	63.3
(Accumulated deficit) retained earnings	(20.7)	(844.9)	265.5	(38.6)	618.0	(20.7)
Accumulated other comprehensive (loss) income	(92.7)	(18.3)	120.0	8.7	(110.4)	(92.7)

Total Cott Corporation equity	865.4	171.5	1,959.6	114.6	(2,245.7)	865.4
Non-controlling interests	—	—	—	8.4	—	8.4

Total equity	865.4	171.5	1,959.6	123.0	(2,245.7)	873.8

Total liabilities and equity	$1,488.8	$2,229.6	$4,962.6	$1,203.2	$(5,735.7)	$4,148.5

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 31, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$—	$—	$46.3	$31.8	$—	$78.1
Accounts receivable, net of allowance	—	8.6	198.0	84.0	(13.9)	276.7
Inventories	—	13.2	95.9	15.5	—	124.6
Prepaid expenses and other current assets	1.7	0.8	15.4	4.2	—	22.1
Current assets of discontinued operations	47.2	126.9	360.5	23.2	(206.1)	351.7

Total current assets	48.9	149.5	716.1	158.7	(220.0)	853.2
Property, plant & equipment, net	—	4.0	476.3	101.5	—	581.8
Goodwill	—	4.5	761.1	282.7	—	1,048.3
Intangible assets, net	—	24.5	536.7	197.8	—	759.0
Deferred tax assets	—	6.0	—	—	(6.0)	—
Other long-term assets, net	0.5	1.3	19.9	2.3	—	24.0
Due from affiliates	—	—	143.1	329.6	(472.7)	—
Investments in subsidiaries	—	—	975.0	—	(975.0)	—
Long-term assets of discontinued operations	1,353.7	1,635.4	411.3	4.2	(2,731.2)	673.4

Total assets	$1,403.1	$1,825.2	$4,039.5	$1,076.8	$(4,404.9)	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$0.1	$2.8	$—	$2.9
Accounts payable and accrued liabilities	4.2	30.5	229.7	124.8	(21.2)	368.0
Current liabilities of discontinued operations	63.6	437.7	128.2	8.5	(198.8)	439.2

Total current liabilities	67.8	468.2	358.0	136.1	(220.0)	810.1
Long-term debt	464.4	—	384.2	2.8	—	851.4
Deferred tax liabilities	0.9	—	133.7	26.4	(6.0)	155.0
Other long-term liabilities	—	11.3	43.6	20.5	—	75.4
Due to affiliates	—	—	970.8	775.1	(1,745.9)	—
Long-term liabilities of discontinued operations	1.5	1,290.7	107.4	24.6	(250.2)	1,174.0

Total liabilities	534.6	1,770.2	1,997.7	985.5	(2,222.1)	3,065.9
Equity
Common shares, no par	909.3	834.8	1,648.7	149.7	(2,633.2)	909.3
Additional paid-in-capital	54.2	—	—	—	—	54.2
Retained earnings
(accumulated deficit)	22.9	(759.7)	215.4	(72.8)	617.1	22.9
Accumulated other comprehensive
(loss) income	(117.9)	(20.1)	177.7	9.1	(166.7)	(117.9)

Total Cott Corporation equity	868.5	55.0	2,041.8	86.0	(2,182.8)	868.5
Non-controlling interests	—	—	—	5.3	—	5.3

Total equity	868.5	55.0	2,041.8	91.3	(2,182.8)	873.8

Total liabilities and equity	$1,403.1	$1,825.2	$4,039.5	$1,076.8	$(4,404.9)	$3,939.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 30, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(0.1)	$—	$(70.6)	$14.7	$102.2	$46.2

Investing Activities
Acquisitions, net of cash received	—	—	(1.1)	(2.3)	—	(3.4)
Additions to property, plant & equipment	—	—	(30.0)	(8.2)	—	(38.2)
Additions to intangible assets	—	—	(3.1)	(0.3)	—	(3.4)
Proceeds from sale of property, plant & equipment	—	—	1.1	2.0	—	3.1
Other investing activities	—	—	0.5	—	—	0.5

Net cash used in investing activities from continuing operations	—	—	(32.6)	(8.8)	—	(41.4)

Financing Activities
Payments of long-term debt	—	—	(0.2)	(0.1)	—	(0.3)
Issuance of common shares	2.1	—	—	—	—	2.1
Common shares repurchased and cancelled	(0.1)	—	—	—	—	(0.1)
Dividends paid to common shareowners	(8.4)	—	—	—	—	(8.4)
Proceeds from intercompany loan from affiliate	—	—	109.5	—	(109.5)	—

Net cash (used in) provided by financing activities from continuing operations	(6.4)	—	109.3	(0.1)	(109.5)	(6.7)

Cash Flows from Discontinued Operations
Net cash provided by operating activities from discontinued operations	7.6	132.8	4.7	6.1	(103.8)	47.4
Net cash used in investing activities from discontinued operations	(0.5)	(117.7)	(4.1)	(0.5)	109.5	(13.3)
Net cash used in financing activities from discontinued operations	—	(7.8)	(0.1)	(2.9)	1.6	(9.2)

Net cash provided by discontinued operations	7.1	7.3	0.5	2.7	7.3	24.9

Effect of exchange rate changes on cash	0.1	—	1.1	0.8	—	2.0

Net increase in cash & cash equivalents	0.7	7.3	7.7	9.3	—	25.0
Cash & cash equivalents, beginning of period	5.1	16.1	73.9	28.1	—	123.2

Cash & cash equivalents, end of period	5.8	23.4	81.6	37.4	—	148.2
Cash & cash equivalents from discontinued operations, end of period	5.8	23.4	26.4	10.6	—	66.2

Cash & cash equivalents from continuing operations, end of period	$—	$—	$55.2	$26.8	$—	$82.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 30, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities from continuing operations	$0.5	$—	$118.4	$29.8	$(10.0)	$138.7

Investing Activities
Acquisitions, net of cash received	—	—	(30.0)	(3.4)	—	(33.4)
Additions to property, plant & equipment	—	—	(73.1)	(24.0)	—	(97.1)
Additions to intangible assets	—	—	(5.1)	(0.9)	—	(6.0)
Proceeds from sale of property, plant & equipment	—	—	3.3	2.7	—	6.0
Intercompany loan to affiliate	—	—	(750.0)	—	750.0	—
Other investing activities	—	—	0.9	—	—	0.9

Net cash used in investing activities from continuing operations	—	—	(854.0)	(25.6)	750.0	(129.6)

Financing Activities
Payments of long-term debt	—	—	(100.2)	(1.7)	—	(101.9)
Issuance of long-term debt	—	—	750.0	—	—	750.0
Premiums and costs paid upon extinguishment of long-term debt	—	—	(7.7)	—	—	(7.7)
Financing fees	—	—	(11.1)	—	—	(11.1)
Issuance of common shares	2.9	—	—	—	—	2.9
Common shares repurchased and cancelled	(1.9)	—	—	—	—	(1.9)
Dividends paid to common shareowners	(25.1)	—	—	—	—	(25.1)
Proceeds from intercompany loan from affiliate	—	—	109.5	—	(109.5)	—
Other financing activities	—	—	—	0.5	—	0.5
Intercompany dividends	—	—	—	(10.9)	10.9	—

Net cash (used in) provided by financing activities from continuing operations	(24.1)	—	740.5	(12.1)	(98.6)	605.7

Cash Flows from Discontinued Operations
Net cash provided by operating activities from discontinued operations	27.0	15.7	6.1	11.6	(4.3)	56.1
Net cash used in investing activities from discontinued operations	(1.9)	(138.0)	(4.9)	(1.4)	109.5	(36.7)
Net cash provided by (used in) financing activities from discontinued operations	—	142.6	(0.2)	(6.3)	(746.6)	(610.5)

Net cash provided by (used in) discontinued operations	25.1	20.3	1.0	3.9	(641.4)	(591.1)

Effect of exchange rate changes on cash	(0.5)	—	4.0	2.9	—	6.4

Net increase (decrease) in cash & cash equivalents	1.0	20.3	9.9	(1.1)	—	30.1
Cash & cash equivalents, beginning of period	4.8	3.1	71.7	38.5	—	118.1

Cash & cash equivalents, end of period	5.8	23.4	81.6	37.4	—	148.2
Cash & cash equivalents from discontinued operations, end of period	5.8	23.4	26.4	10.6	—	66.2

Cash & cash equivalents from continuing operations, end of period	$—	$—	$55.2	$26.8	$—	$82.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(0.3)	$0.4	$53.0	$52.5	$(54.5)	$51.1

Investing Activities
Acquisitions, net of cash received	(911.3)	—	(1.2)	—	—	(912.5)
Additions to property, plant & equipment	—	(0.4)	(27.9)	(4.1)	—	(32.4)
Additions to intangible assets	—	—	(1.2)	—	—	(1.2)
Proceeds from sale of property, plant & equipment	—	—	0.9	0.4	—	1.3

Net cash used in investing activities from continuing operations	(911.3)	(0.4)	(29.4)	(3.7)	—	(944.8)

Financing Activities
Payments of long-term debt	—	—	(0.2)	(0.6)	—	(0.8)
Financing fees	(9.6)	—		—	—	(9.6)
Issuance of common shares	2.4	—	—	—	—	2.4
Common shares repurchased and cancelled	(3.4)	—	—	—	—	(3.4)
Dividends paid to common shareowners	(8.4)	—	—	—	—	(8.4)
Payment of deferred consideration for acquisitions	—	—	(10.8)	—	—	(10.8)
Intercompany dividends	—	—	—	(13.9)	13.9	—

Net cash used in financing activities from continuing operations	(19.0)	—	(11.0)	(14.5)	13.9	(30.6)

Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities from discontinued operations	252.2	(258.1)	7.7	5.3	37.8	44.9
Net cash provided by (used in) investing activities from discontinued operations	0.4	(5.0)	(3.5)	(0.1)	—	(8.2)
Net cash (used in) provided by financing activities from discontinued operations	(2.3)	262.9	—	(5.5)	2.8	257.9

Net cash provided by (used in) discontinued operations	250.3	(0.2)	4.2	(0.3)	40.6	294.6

Effect of exchange rate changes on cash	(4.1)	—	(0.5)	0.6	—	(4.0)

Net (decrease) increase in cash, cash equivalents and restricted cash	(684.4)	(0.2)	16.3	34.6	—	(633.7)
Cash, cash equivalents and restricted cash, beginning of period	685.7	2.4	57.2	7.3	—	752.6

Cash & cash equivalents, end of period	1.3	2.2	73.5	41.9	—	118.9
Cash & cash equivalents from discontinued operations, end of period	1.3	2.2	17.0	7.0	—	27.5

Cash & cash equivalents from continuing operations, end of period	$—	$—	$56.5	$34.9	$—	$91.4

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by operating activities from continuing operations	$1.4	$0.4	$121.2	$52.6	$(103.7)	$71.9

Investing Activities
Acquisitions, net of cash received	(954.0)	—	(4.7)	—	—	(958.7)
Additions to property, plant & equipment	—	(0.4)	(64.8)	(4.1)	—	(69.3)
Additions to intangible assets	—	—	(2.3)	—	—	(2.3)
Proceeds from sale of property, plant & equipment	—	—	1.1	0.4	—	1.5

Net cash used in investing activities from continuing operations	(954.0)	(0.4)	(70.7)	(3.7)	—	(1,028.8)

Financing Activities
Payments of long-term debt	—	—	(0.3)	(0.6)	—	(0.9)
Issuance of long-term debt	498.7	—	—	—	—	498.7
Financing fees	(9.6)	—	—	—	—	(9.6)
Issuance of common shares	366.6	—	—	—	—	366.6
Common shares repurchased and cancelled	(4.5)	—	—	—	—	(4.5)
Dividends paid to common shareowners	(23.1)	—	—	—	—	(23.1)
Payment of deferred consideration for acquisitions	—	—	(10.8)	—	—	(10.8)
Intercompany dividends	—	—	(12.2)	(13.9)	26.1	—

Net cash provided by (used in) financing activities from continuing operations	828.1	—	(23.3)	(14.5)	26.1	816.4

Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities from discontinued operations	112.2	(112.3)	13.9	15.1	58.6	87.5
Net cash used in investing activities from discontinued operations	(0.6)	(18.0)	(10.0)	(0.7)	—	(29.3)
Net cash (used in) provided by financing activities from discontinued operations	(5.2)	131.5	(4.5)	(12.5)	19.0	128.3

Net cash provided by (used in) discontinued operations	106.4	1.2	(0.6)	1.9	77.6	186.5

Effect of exchange rate changes on cash	(1.4)	—	(3.3)	0.5	—	(4.2)

Net (decrease) increase in cash, cash equivalents and restricted cash	(19.5)	1.2	23.3	36.8	—	41.8
Cash, cash equivalents and restricted cash, beginning of period	20.8	1.0	50.2	5.1	—	77.1

Cash & cash equivalents, end of period	1.3	2.2	73.5	41.9	—	118.9
Cash & cash equivalents from discontinued operations, end of period	1.3	2.2	17.0	7.0	—	27.5

Cash & cash equivalents from continuing operations, end of period	$—	$—	$56.5	$34.9	$—	$91.4

Note 18—Subsequent Events

On October 26, 2017, the Company’s wholly owned subsidiaries CBI and DSS, gave notice to the trustees under the indentures governing the 2022 Notes and DSS Notes of their intent to conditionally redeem all of the outstanding 2022 Notes and DSS Notes on November 27, 2017 (the “Redemption Date”). The redemption price of the 2022 Notes, as set forth in the indenture governing the 2022 Notes, is equal to 104.031% of the principal amount of such 2022 Notes redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the Redemption Date. The redemption price of the DSS Notes, as set forth in the indenture governing the DSS Notes, is equal to 105.000% of the principal amount of such DSS Notes redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the Redemption Date. The redemptions of the 2022 Notes and the DSS Notes are each conditioned upon the closing of the sale of the Company’s Traditional Business to Refresco.

On November 7, 2017, our board of directors declared a dividend of $0.06 per share on common shares, payable in cash on December 8, 2017 to shareowners of record at the close of business on November 28, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2016 (our “2016 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in our 2016 Annual Report, our quarterly report on Form 10-Q for the quarter ended July 1, 2017 and in this quarterly report on Form 10-Q under “Risk Factors”. As used herein, “Cott,” “the Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries.

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

On July 24, 2017, we entered into a Share Purchase Agreement with Refresco Group N.V., a Netherlands limited liability company (“Refresco”), pursuant to which we will sell to Refresco our carbonated soft drinks (“CSDs”) and juice businesses via the sale of our North America, United Kingdom (“U.K.”) and Mexico business units (including the Canadian business) and our Royal Crown International (“RCI”) finished goods export business (collectively “Traditional Business”). The transaction is structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we complete an internal reorganization. The Traditional Business excludes our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, and RCI concentrate business, the Columbus manufacturing facility and our Aimia Foods (“Aimia”) business. The closing of the transaction is subject to satisfaction of certain customary conditions, including receipt of regulatory approval in the United Kingdom. The aggregate deal consideration is $1.25 billion, payable at closing in cash, subject to adjustment for indebtedness, working capital, and other items, and is expected to close near the end of 2017. As a result of the Refresco transaction, the Company presents the Traditional Business as discontinued operations for all periods presented. The following discussion and analysis of financial condition and results of operations are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 3 to the consolidated financial statements.

The beverage market is subject to some seasonal variations. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year, with inventory levels increasing in the first half of the year in order to meet high summer demand. In addition, our accounts receivable balances decline in the fall as customers pay their higher-than-average outstanding balances from the summer deliveries.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are green coffee, polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and fuel. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed.

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

During the third quarter of 2017, we reviewed our reporting segments as a result of the Refresco transaction. Following such review, we reorganized our reporting segments into three reporting segments: Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”) and Eden Springs Europe B.V. (“Eden”) businesses), Coffee, Tea & Extract Solutions (which includes our S. & D. Coffee, Inc. (“S&D”) business) and All Other (which includes our Aimia and RCI concentrate businesses, the Columbus manufacturing facility and other miscellaneous expenses). Our segment reporting results have been recast to reflect these changes for all periods presented.

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

On October 26, 2017, our wholly owned subsidiaries, Cott Beverages Inc. and DSS, gave notice to the trustees under the indentures governing the 5.375% senior notes due 2022 (the “2022 Notes”) and the DSS Notes of their intent to conditionally redeem all of the outstanding 2022 Notes and DSS Notes on November 27, 2017 (the “Redemption Date”). The redemption price of the 2022 Notes, as set forth in the indenture governing the 2022 Notes, is equal to 104.031% of the principal amount of such 2022 Notes redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the Redemption Date. The redemption price of the DSS Notes, as set forth in the indenture governing the DSS Notes, is equal to 105.000% of the principal amount of such DSS Notes redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the Redemption Date. The redemptions of the 2022 Notes and the DSS Notes are each conditioned upon the closing of the sale of our Traditional Business to Refresco.

Forward-Looking Statements

In addition to historical information, this report, and any documents incorporated in this report by reference, may contain statements relating to future events and future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Cott Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, statements regarding our intentions to pay regular quarterly dividends on our common shares, discussions of estimated future revenue enhancements and cost savings, and statements regarding the pending disposition of our Traditional Business. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this report and any documents incorporated in this report by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this report.

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our 2016 Annual Report, Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our and Refresco’s ability to complete the transaction on the anticipated terms and schedule, including the ability to obtain regulatory approvals;

•	the risk that the pending transaction will distract our management or disrupt our business;

•	our ability to compete successfully in the markets in which we operate;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	a loss of or a reduction in business in our Traditional Business with key customers, particularly Walmart;

•	consolidation of retail customers in the markets in which we operate;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers or effectively hedge against such rising costs, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	our ability to realize the expected benefits and cost synergies from our recent acquisitions;

•	the limited nature of our indemnification rights under our recent acquisition agreements;

•	the incurrence of substantial indebtedness to finance our recent acquisitions;

•	our exposure to intangible asset risk;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies, and the exchange between the British pound sterling and the Euro;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness and our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to adequately address the challenges and risks associated with our international operations and acquisition strategy;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new members of management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	increased tax liabilities in the various jurisdictions in which we operate; or

•	our ability to maintain our quarterly dividend.

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

We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) from continuing operations before interest expense, net, expense (benefit) for income taxes, and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, inventory step-up adjustments, unrealized gain on commodity hedging instruments, net, foreign exchange and other (gains) losses, net, loss on disposal of property, plant & equipment, net, gain on extinguishment of long-term debt, share-based compensation costs, and other adjustments, as the case may be (“Adjusted EBITDA”). Effective January 1, 2017, share-based compensation expense as a part of annual compensation packages is included as an adjustment to EBITDA, and prior periods presented have been updated to incorporate the change. This determination is based upon review of peer companies and business practices among entities undergoing transformation within their operations. We consider Adjusted EBITDA to be an indicator of our operating performance.

We also utilize adjusted net income (loss) from continuing operations, which is GAAP income (loss) from continuing operations excluding acquisition and integration costs, inventory step-up adjustments, unrealized gain on commodity hedging instruments, net, foreign exchange and other (gains) losses, net, loss on disposal of property, plant & equipment, net, interest payment on 2024 Notes (as defined below), interest expense on 2020 Notes (as defined below), tax valuation allowance, gain on extinguishment of long-term debt, other adjustments, and the tax effect of adjustments, as well as adjusted net income (loss) per diluted common share from continuing operations, which is adjusted net income (loss) from continuing operations divided by diluted weighted average common shares outstanding. We consider these measures to be indicators of our operating performance.

Additionally, we supplement our reporting of net cash provided by operating activities from continuing operations determined in accordance with GAAP by excluding additions to property, plant & equipment to present free cash flow and adjusted free cash flow (which is free cash flow excluding acquisition and integration cash costs), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary Financial Results

Net income from continuing operations for the three months ended September 30, 2017 (the “third quarter”) and net loss from continuing operations for the nine months ended September 30, 2017 (“first nine months of 2017” or “year to date”) was $1.6 million or $0.01 per diluted common share, and $13.1 million or $0.09 per diluted common share, respectively, compared with net loss from continuing operations of $4.0 million or $0.03 per diluted common share, and $5.6 million, or $0.04 per diluted common share for the three and nine months ended October 1, 2016, respectively.

The following items of significance affected our financial results for the first nine months of 2017:

•	Net revenue increased 54.1% from the prior year period due primarily to the addition of the S&D and Eden businesses as well as growth in our DSS business. The net impact of foreign exchange was insignificant to net revenue year to date from the prior year period;

•	Gross profit increased to $848.7 million from $591.6 million in the prior year period due primarily to the addition of the Eden business as well as growth in our DSS business. Gross profit as a percentage of net revenue decreased to 50.0% from 53.7% in the prior year period;

•	Selling, general and administrative (“SG&A”) expenses increased to $777.8 million from $547.7 million in the prior year period due primarily to the addition of the S&D and Eden businesses. As a percentage of net revenue, SG&A expenses decreased to 45.8% from 49.7% in the prior year period;

•	Other income, net was $1.1 million compared to nil in the prior year period due primarily to gains recognized upon the partial redemption of our DSS Notes;

•	Interest expense, net increased to $62.1 million from $29.2 million in the prior year period due primarily to the issuance of our 2025 Notes in the current year period and €450.0 million (U.S. $531.1 million at the exchange rate in effect on September 30, 2017) of our 5.500% senior notes due 2024 (the “2024 Notes”) in the prior year period;

•	Income tax expense was $1.0 million compared to an income tax benefit of $4.8 million in the prior year period primarily due to: (a) losses incurred in the United States for which we have not recognized a tax benefit in 2017; (b) the Canadian valuation allowance recorded in the third quarter of 2016; (c) permanent differences for which we recognized a tax benefit; and (d) income in tax jurisdictions with lower statutory tax rates than Canada.

•	Adjusted EBITDA increased to $225.2 million compared to $156.1 million in the prior year period due to the items listed above;

•	Adjusted net income from continuing operations and adjusted net income per diluted common share from continuing operations were $0.7 million and $0.01, respectively, compared to adjusted net loss from continuing operations of $7.0 million and adjusted net loss per diluted common share from continuing operations of $0.06 in the prior year period; and

•	Cash flows provided by operating activities from continuing operations was $138.7 million compared to $71.9 million in the prior year period. The $66.8 million increase was due primarily to the change in working capital account balances relative to the prior year period resulting from the addition of our S&D and Eden businesses.

Results of Operations

The following table summarizes our consolidated statements of operations as a percentage of revenue for the three and nine months ended September 30, 2017 and October 1, 2016:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	580.9	100.0	476.7	100.0	1,698.4	100.0	1,102.0	100.0
Cost of sales	288.1	49.6	229.0	48.0	849.7	50.0	510.4	46.3

Gross profit	292.8	50.4	247.7	52.0	848.7	50.0	591.6	53.7
Selling, general, and administrative expenses	262.8	45.2	225.3	47.3	777.8	45.8	547.7	49.7
(Gain) loss on disposal of property, plant & equipment, net	(0.4)	(0.1)	1.4	0.3	4.8	0.3	4.6	0.4
Acquisition and integration expenses	3.2	0.6	7.4	1.5	17.2	1.0	20.5	1.9

Operating income	27.2	4.7	13.6	2.9	48.9	2.9	18.8	1.7
Other expense (income), net	1.5	0.3	0.2	—	(1.1)	(0.1)	—	—
Interest expense, net	23.2	4.0	14.5	3.1	62.1	3.7	29.2	2.6

Income (loss) from continuing operations before income taxes	2.5	0.4	(1.1)	(0.2)	(12.1)	(0.7)	(10.4)	(0.9)
Income tax expense (benefit)	0.9	0.1	2.9	0.6	1.0	0.1	(4.8)	(0.4)

Net income (loss) from continuing operations	1.6	0.3	(4.0)	(0.8)	(13.1)	(0.8)	(5.6)	(0.5)
Net income from discontinued operations, net of income taxes	43.0	7.4	2.9	0.6	1.0	0.1	12.0	1.1

Net income (loss)	44.6	7.7	(1.1)	(0.2)	(12.1)	(0.7)	6.4	0.6
Less: Net income attributable to non-controlling interests—discontinued operations	2.1	0.4	1.5	0.3	6.4	0.4	4.4	0.4

Net income (loss) attributable to Cott Corporation	42.5	7.3	(2.6)	(0.5)	(18.5)	(1.1)	2.0	0.2

Depreciation & amortization	49.4	8.5	41.2	8.6	141.8	8.3	102.6	9.3

The following table summarizes the change in revenue by reporting segment for the three and nine months ended September 30, 2017:

	For the Three Months Ended September 30, 2017
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Change in revenue	$48.1	$56.1	$—	$104.2
Impact of foreign exchange [1]	(5.8)	—	0.6	(5.2)

Change excluding foreign exchange	$42.3	$56.1	$0.6	$99.0

Percentage change in revenue	13.8%	64.3%	—%	21.9%

Percentage change in revenue excluding foreign exchange	12.1%	64.3%	1.5%	20.8%

	For the Nine Months Ended September 30, 2017
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Change in revenue	$252.6	$352.9	$(9.1)	$596.4
Impact of foreign exchange [1]	(5.7)	—	5.7	—

Change excluding foreign exchange	$246.9	$352.9	$(3.4)	$596.4

Percentage change in revenue	28.6%	404.2%	(6.9)%	54.1%

Percentage change in revenue excluding foreign exchange	28.0%	404.2%	(2.6)%	54.1%

1.	Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for the three and nine months ended September 30, 2017 and October 1, 2016 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue, net
Route Based Services	$397.3	$349.2	$1,134.9	$882.3
Coffee, Tea and Extract Solutions	143.4	87.3	440.2	87.3
All Other	40.2	40.2	123.3	132.4

Total	$580.9	$476.7	$1,698.4	$1,102.0

Gross profit
Route Based Services	$249.2	$216.5	$710.9	$541.7
Coffee, Tea and Extract Solutions	36.8	24.5	117.9	24.5
All Other	6.8	6.7	19.9	25.4

Total	$292.8	$247.7	$848.7	$591.6

Operating income (loss)
Route Based Services	$34.6	$21.2	$66.3	$44.7
Coffee, Tea and Extract Solutions	3.7	(0.1)	13.3	(0.1)
All Other	4.7	0.7	6.9	7.5
Corporate	(15.8)	(8.2)	(37.6)	(33.3)

Total	$27.2	$13.6	$48.9	$18.8

The following tables summarize net revenue by channel for the three and nine months ended September 30, 2017 and October 1, 2016:

	For the Three Months Ended September 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$268.0	$—	$—	$268.0
Coffee and tea services	44.2	120.9	0.7	165.8
Retail	43.5	—	11.7	55.2
Other	41.6	22.5	27.8	91.9

Total	$397.3	$143.4	$40.2	$580.9

	For the Nine Months Ended September 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$753.7	$—	$—	$753.7
Coffee and tea services	134.9	369.6	2.0	506.5
Retail	127.8	—	33.9	161.7
Other	118.5	70.6	87.4	276.5

Total	$1,134.9	$440.2	$123.3	$1,698.4

	For the Three Months Ended October 1, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$235.9	$—	$—	$235.9
Coffee and tea services	38.9	72.0	2.0	112.9
Retail	42.9	—	10.0	52.9
Other	31.5	15.3	28.2	75.0

Total	$349.2	$87.3	$40.2	$476.7

	For the Nine Months Ended October 1, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$575.1	$—	$—	$575.1
Coffee and tea services	100.4	72.0	2.0	174.4
Retail	127.7	—	37.8	165.5
Other	79.1	15.3	92.6	187.0

Total	$882.3	$87.3	$132.4	$1,102.0

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2017 and October 1, 2016:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income (loss) from continuing operations	$1.6	$(4.0)	$(13.1)	$(5.6)
Interest expense, net	23.2	14.5	62.1	29.2
Income tax expense (benefit)	0.9	2.9	1.0	(4.8)
Depreciation & amortization	49.4	41.2	141.8	102.6

EBITDA	$75.1	$54.6	$191.8	$121.4
Acquisition and integration costs [1]	3.2	7.4	17.2	20.5
Inventory step-up	—	4.2	—	4.7
Unrealized commodity hedging gain, net	(0.4)	(1.0)	(1.9)	(0.8)
Foreign exchange and other (gains) losses, net	(0.2)	0.8	(1.1)	(0.5)
Loss on disposal of property, plant & equipment, net	—	1.4	5.7	4.6
Gain on extinguishment of long-term debt	—	—	(1.5)	—
Share-based compensation costs	1.9	0.2	8.7	4.4
Other adjustments	4.3	0.9	6.3	1.8

Adjusted EBITDA	$83.9	$68.5	$225.2	$156.1

1.	Includes $0.2 million and $2.4 million of share-based compensation costs for the three and nine months ended September 30, 2017, respectively, related to awards granted in connection with the acquisitions of our S&D and Eden businesses, and a reduction of $1.1 million and $0.4 million share-based compensation costs for the three and nine months ended October 1, 2016, respectively, related to awards granted in connection with the acquisitions of our S&D, Eden and DSS businesses.

The following table summarizes our adjusted net income (loss) from continuing operations and adjusted net income (loss) per common share from continuing operations for the three and nine months ended September 30, 2017 and October 1, 2016:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars, except share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income (loss) from continuing operations	$1.6	$(4.0)	$(13.1)	$(5.6)
Acquisition and integration costs	3.2	7.4	17.2	20.5
Inventory step-up	—	4.2	—	4.7
Unrealized commodity hedging gain, net	(0.4)	(1.0)	(1.9)	(0.8)
Foreign exchange and other (gains) losses, net	(0.2)	0.8	(1.1)	(0.5)
Loss on disposal of property, plant & equipment, net	—	1.4	5.7	4.6
Interest payment on 2024 Notes[1]	—	2.4	—	2.4
Interest expense on 2020 Notes[2]	—	(10.7)	(9.5)	(31.9)
Tax valuation allowance	—	8.5	—	8.5
Gain on extinguishment of long-term debt	—	—	(1.5)	—
Other adjustments	4.3	0.9	6.3	1.8
Adjustments for tax effect[3]	0.1	(4.5)	(1.4)	(10.7)

Adjusted net income (loss) from continuing operations	$8.6	$5.4	$0.7	$(7.0)

Adjusted net income (loss) per common share from continuing operations
Basic	$0.06	$0.04	$0.01	$(0.06)
Diluted	$0.06	$0.04	$0.01	$(0.06)
Weighted average common shares outstanding (in millions)
Basic	139.2	138.2	139.0	124.9
Diluted	141.0	139.3	140.2	124.9

1.	Represents the interest paid on the 2024 Notes while the proceeds were held in escrow prior to funding a portion of the purchase price for the acquisition of our Eden business.
2.	Represents the interest expense incurred on our 6.750% senior notes due 2020 (the “2020 Notes”) which are recorded within discontinued operations. In March 2017, the 2020 Notes were redeemed in full with proceeds from the issuance of the 2025 Notes which are recorded in continuing operations. These adjustments move the 2020 Notes into continued operations in order to have both the 2020 Notes and the 2025 Notes within the same area of financial reporting.
3.	Reflects the tax effect of adjustments at the statutory tax rate within the applicable tax jurisdiction.

The following table summarizes our free cash flow and adjusted free cash flow for the three and nine months ended September 30, 2017 and October 1, 2016:

	For the Three Months Ended
(in millions of U.S. dollars)	September 30, 2017	October 1, 2016
Net cash provided by operating activities from continuing operations	$46.2	$51.1
Less: Additions to property, plant & equipment	(38.2)	(32.4)

Free Cash Flow	$8.0	$18.7

Plus:
Acquisition and integration cash costs	4.6	14.1

Adjusted Free Cash Flow	$12.6	$32.8

	For the Nine Months Ended
(in millions of U.S. dollars)	September 30, 2017	October 1, 2016
Net cash provided by operating activities from continuing operations	$138.7	$71.9
Less: Additions to property, plant & equipment	(97.1)	(69.3)

Free Cash Flow	$41.6	$2.6

Plus:
Acquisition and integration cash costs	16.9	16.0

Adjusted Free Cash Flow	$58.5	$18.6

Revenue, Net

Net revenue increased $104.2 million, or 21.9%, and $596.4 million, or 54.1%, in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, net revenue increased 20.8% in the third quarter from the comparable prior year period. The net impact of foreign exchange was insignificant to net revenue year to date from the prior year period.

Route Based Services net revenue increased $48.1 million, or 13.8%, and $252.6 million, or 28.6% in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to the addition of our Eden business as well as growth of customers and growth in the filtration division, as well as pricing improvements in our DSS business. Excluding the impact of foreign exchange, net revenue increased 12.1% and 28.0% in the third quarter and year to date, respectively, from the comparable prior year periods.

Coffee, Tea and Extract Solutions net revenue increased $56.1 million, or 64.3%, and $352.9 million, or 404.2%, in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to the acquisition of our S&D business in the third quarter of the prior year period.

All Other net revenue had no change in the third quarter, and decreased $9.1 million, or 6.9%, year to date, respectively, from the comparable prior year periods due primarily to the impact of unfavorable foreign exchange rates and the loss of a key customer. Excluding the impact of foreign exchange, net revenue increased 1.5% in the third quarter and decreased 2.6% year to date from the comparable prior year periods.

Cost of Sales

Cost of sales represented 49.6% and 50.0% of revenue in the third quarter and year to date, respectively, compared to 48.0% and 46.3% in the comparable prior year periods. The increase in cost of sales as a percentage of revenue was due primarily to the addition of our S&D business.

Gross Profit

Gross profit increased to $292.8 million and $848.7 million in the third quarter and year to date, respectively, from $247.7 million and $591.6 million in the comparable prior year periods due primarily to the addition of our Eden business as well as growth in our DSS business. Gross profit as a percentage of revenue decreased to 50.4% and 50.0% in the third quarter and year to date, respectively, from 52.0% and 53.7% in the comparable prior year periods.

Selling, General and Administrative Expenses

SG&A expenses increased to $262.8 million and $777.8 million in the third quarter and year to date, respectively, from $225.3 million and $547.7 million in the comparable prior year periods due primarily to the addition of our S&D and Eden businesses.

Operating Income

Operating income increased to $27.2 million and $48.9 million in the third quarter and year to date, respectively, from $13.6 million and $18.8 million in the comparable prior year periods due primarily to higher gross profit as a result of the addition of our Eden business.

Other Expense (Income), Net

Other expense, net was $1.5 million in the third quarter and other income, net was $1.1 million year to date compared to other expense, net of $0.2 million and nil in the comparable prior year periods. The increase in other expense, net in the third quarter comparable to the prior year period was due primarily to the reduction of net gains on foreign currency transactions. The increase in other income, net year to date comparable to the prior year period was due primarily to gains recognized on the partial redemption of our DSS Notes.

Interest Expense, Net

Interest expense, net was $23.2 million and $62.1 million for the third quarter and year to date, respectively, compared to $14.5 million and $29.2 million in the comparable prior year periods due primarily to the interest costs associated with our 2024 Notes and 2025 Notes.

Income Taxes

Income tax expense was $0.9 million and $1.0 million in the third quarter and year to date, respectively, compared to income tax expense of $2.9 million and income tax benefit of $4.8 million in the comparable prior year periods. The effective income tax rates for the three and nine months ended September 30, 2017 were 36.0% and (8.3%), respectively, compared to (263.6%) and 46.2% for the three and nine months ended October 1, 2016.

The effective tax rates for the three and nine months ended September 30, 2017 varied from the effective tax rates for the three and nine months ended October 1, 2016 primarily due to losses incurred in the United States for which we have not recognized a tax benefit in 2017, partially offset by tax expense related to the Canadian valuation allowance recorded in the third quarter of 2016.

The effective tax rate differs from the Canadian statutory rate during the three and nine months ended September 30, 2017 and October 1, 2016 primarily due to: (a) losses incurred in tax jurisdictions for which we have not recognized a tax benefit; (b) permanent differences for which we recognized a tax benefit; (c) income in tax jurisdictions with lower statutory tax rates than Canada; and (d) the Canadian valuation allowance recorded in the third quarter of 2016.

The pending transaction with Refresco is anticipated to generate a gain on sale which could result in a U.S. valuation allowance release and recognition of a material income tax benefit within the next twelve months.

Liquidity and Capital Resources

As of September 30, 2017, our continuing operations had total debt of $1,536.6 million and $82.0 million of cash & cash equivalents compared to $854.3 million of debt and $78.1 million of cash & cash equivalents as of December 31, 2016.

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

As of September 30, 2017, our total availability under the ABL facility was $471.1 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the September month end under the terms of the credit agreement governing the ABL facility). We had $248.0 million of outstanding borrowings under the ABL facility and $40.1 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $183.0 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the twentieth day of the following month. The ABL facility has been recorded in current liabilities of discontinued operations in the consolidated balance sheets for all periods presented.

We earn most of our consolidated operating income in subsidiaries located outside of Canada. We have not provided for federal, state or foreign deferred income taxes on the undistributed earnings of our non-Canadian subsidiaries. We expect that these earnings, as well as any future proceeds related to the Refresco transaction, will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to earnings results in minimal or no tax consequences.

We expect existing cash & cash equivalents from continuing operations, cash flows from continuing operations and the issuance of debt to continue to be sufficient to fund our operating, investing and financing activities related to continuing operations. In addition, we expect existing cash & cash equivalents, and cash flows from operations outside Canada to continue to be sufficient to fund our subsidiary continuing operation activities.

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

We intend to use the proceeds of the Refresco transaction to repay our outstanding ABL facility indebtedness and to redeem the 5.375% senior notes due 2022 from our discontinued operations and the remaining DSS Notes from our continuing operations.

A dividend of $0.06 per common share was declared during each quarter of 2017 for aggregate dividend payments of approximately $25.1 million.

The following table summarizes our cash flows for the three and nine months ended September 30, 2017 and October 1, 2016, as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(in millions of U.S. dollars)	2017	2016	2017	2016
Net cash provided by operating activities from continuing operations	$46.2	$51.1	$138.7	$71.9
Net cash used in investing activities from continuing operations	(41.4)	(944.8)	(129.6)	(1,028.8)
Net cash (used in) provided by financing activities from continuing operations	(6.7)	(30.6)	605.7	816.4
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	47.4	44.9	56.1	87.5
Net cash used in investing activities from discontinued operations	(13.3)	(8.2)	(36.7)	(29.3)
Net cash (used in) provided by financing activities from discontinued operations	(9.2)	257.9	(610.5)	128.3
Effect of exchange rate changes on cash	2.0	(4.0)	6.4	(4.2)

Net increase (decrease) in cash, cash equivalents and restricted cash	25.0	(633.7)	30.1	41.8
Cash, cash equivalents and restricted cash, beginning of period	123.2	752.6	118.1	77.1

Cash & cash equivalents, end of period	148.2	118.9	148.2	118.9
Cash & cash equivalents from discontinued operations, end of period	66.2	27.5	66.2	27.5

Cash & cash equivalents from continuing operations, end of period	$82.0	$91.4	$82.0	$91.4

Operating Activities

Cash provided by operating activities from continuing operations was $138.7 million year to date compared to $71.9 million in the comparable prior year period. The $66.8 million increase was due primarily to the change in working capital account balances relative to the prior year period resulting from the addition of our S&D and Eden businesses.

Investing Activities

Cash used in investing activities from continuing operations was $129.6 million year to date compared to $1,028.8 million in the comparable prior year period. The $899.2 million decrease was due primarily to the cash used in the acquisitions of our S&D, Eden and Aquaterra businesses in the prior year period, partially offset by an increase in additions to property, plant & equipment relative to the prior year period.

Financing Activities

Cash provided by financing activities from continuing operations was $605.7 million year to date compared to $816.4 million in the comparable prior year period. The $210.7 million decrease was due primarily to the receipt of net proceeds from the issuance of common shares and the 2024 Notes in the prior year period, partially offset by the issuance of our 2025 Notes and the partial redemption of our DSS Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of September 30, 2017.

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations, as of September 30, 2017, from amounts previously disclosed in our 2016 Annual Report.

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

Credit Ratings and Covenant Compliance

Credit Ratings

In connection with the announcement of the sale of our Traditional Business to Refresco, Standard and Poor’s revised their outlook to positive from stable and affirmed their ‘B’ long-term corporate credit rating. They also raised their issue-level on the senior unsecured notes to ‘B’ from ‘B-’ and affirmed the ‘BB-’ issue-level rating on our DSS Notes. In addition, Moody’s confirmed their outlook of stable and upgraded their long-term corporate credit rating to ‘B1’ from ‘B2’. They also confirmed their ‘Ba2’ rating on our DSS Notes and upgraded their rating on our senior unsecured notes to ‘B2’ from ‘B3’.

Covenant Compliance

Indentures governing our outstanding notes

Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of September 30, 2017, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $37.5 million. If excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of September 30, 2017.

Issuer Purchases of Equity Securities

Tax Withholding

In the third quarter of 2017, 13,770 previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. In the third quarter of 2016, 200,405 previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.

Capital Structure

Since December 31, 2016, equity has remained unchanged. The net zero change was due primarily to share-based compensation costs of $14.3 million and currency translation adjustments of $26.1 million, partially offset by the net loss of $12.1 million, distributions to non-controlling interests of $3.3 million and the common share dividend payments of $25.1 million.

Dividend Payments

Common Share Dividend

On August 2, 2017, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on September 6, 2017 to shareowners of record at the close of business on August 23, 2017. On November 7, 2017, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on December 8, 2017 to shareowners of record at the close of business on November 28, 2017. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the board of directors may deem relevant from time to time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Reference is made to the risk factors described in our 2016 Annual Report, as updated by our Form 10-Q for the quarter ended July 1, 2017. At the time of this filing, there have been no material changes to our risk factors that were included in our 2016 Annual Report, as updated by our Form 10-Q for the quarter ended July 1, 2017, other than as described below.

On July 24, 2017, we entered into a Share Purchase Agreement with Refresco Group N.V., a Netherlands limited liability company (“Refresco”), to sell our Traditional Business in the United States, Canada, Mexico and United Kingdom for $1.25 billion in cash. The transaction, which is expected to close near the end of 2017, is subject to certain customary closing conditions, including regulatory approval from the United Kingdom. If any closing conditions are not met, the closing of the transaction may be delayed or fail to occur, and we may not achieve the intended benefits we anticipate. Other risks and uncertainties related to the pending transaction include, among others: the difficulties in the separation of operations, services, products and personnel; the need to provide significant ongoing post-closing transition support to Refresco; and the obligation to indemnify or reimburse Refresco for certain past liabilities of the divested business. In addition, we have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction, as well as the diversion of management resources, for which we will receive little or no benefit if the closing of the transaction does not occur. We may not be successful in managing these or any other significant risks that we may encounter arising from the transaction, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Tax Withholdings

The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2017 to satisfy their tax obligations related to share-based awards.

			Total Number of	Maximum Number
			Common Shares	(or Dollar Value) of
	Total		Purchased as	Common Shares
	Number of	Average Price	Part of Publicly	that May Yet Be
	Common Shares	Paid per	Announced Plans	Purchased Under the
	Purchased	Common Share	or Programs	Plans or Programs
July 2017	—	$—	N/A	N/A
August 2017	13,770	$15.33	N/A	N/A
September 2017	—	$—	N/A	N/A

Total	13,770

Item 6. Exhibits

Number	Description

2.1	Share Purchase Agreement, dated as of July 24, 2017, by and among Cott Corporation, Refresco Group N.V., Refresco US Holdings Inc. and certain other parties thereto (incorporated by reference to Exhibit 2.1 to our Form 8-K filed July 26, 2017).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-law No. 2002-1 of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

10.1	Employment Offer Letter to Ron Hinson dated November 6, 2017 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2017 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2017 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2017 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2017 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: November 9, 2017	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: November 9, 2017	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)