Form 10-K
period 2017-12-30
COTT CORP /CN/
filed 2018-02-28
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	98-0154711
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1200 BRITANNIA ROAD EAST MISSISSAUGA, ONTARIO, CANADA	L4W 4T5

4221 WEST BOY SCOUT BOULEVARD SUITE 400 TAMPA, FLORIDA, UNITED STATES	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 795-6500 and (813) 313-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON SHARES WITHOUT NOMINAL OR PAR VALUE	NEW YORK STOCK EXCHANGE TORONTO STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of July 1, 2017 (based on the closing sale price of $14.44 for the registrant’s common shares as reported on the New York Stock Exchange on June 30, 2017) was $1,974.8 million.

(Reference is made to Part II, Item 5 for a statement of assumptions upon which the calculation is made).

The number of the registrant’s outstanding common shares as of February 21, 2018 was 140,081,348.

Documents incorporated by reference

Portions of our definitive proxy circular for the 2018 Annual and Special Meeting of Shareowners, to be filed within 120 days of December 30, 2017, are incorporated by reference in Part III. Such proxy circular, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.

Any reference to 2017, 2016 and 2015 corresponds to our fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

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

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission and Canadian securities regulatory authorities.

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

We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office is located at 1100 boulevard Rene-Levesque Ouest, 25e etage, Montreal, Quebec, Canada H3B 5C9 and our principal executive offices are located at 4221 W. Boy Scout Boulevard Suite 400, Tampa, Florida, United States 33607 and 1200 Britannia Road East, Mississauga, Ontario, Canada L4W 4T5.

Cott is a route based service company with a leading volume-based national presence in the North America and European home and office delivery (“HOD”) industry for bottled water and a leader in custom coffee roasting, blending of iced tea and extract solutions for the U.S. foodservice industry. Our platform reaches over 2.4 million customers or delivery points across North America and Europe supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.

On January 30, 2018, we sold our carbonated soft drinks (“CSDs”) and juice businesses via the sale of our North America, United Kingdom (“U.K.”) and Mexico business units (including the Canadian business) and our Royal Crown International (“RCI”) finished goods export business (collectively, the “Traditional Business”) to Refresco Group N.V., a Dutch public company (“Refresco”), pursuant to a Share Purchase Agreement (the “Purchase Agreement”) dated as of July 24, 2017 (the “Transaction”). The Transaction was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions. The aggregate deal consideration was $1.25 billion in cash, paid at closing, subject to adjustment for indebtedness, working capital, and other customary post-closing adjustments. Accordingly, as a result of the sale of the Traditional Business representing a strategic shift in our operations, those businesses are presented herein as discontinued operations. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations. The Transaction did not include our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, our RCI concentrate business, our Columbus, Georgia manufacturing facility or our Aimia Foods Limited (“Aimia”) and Decantae Mineral Water Ltd. (“Decantae”) businesses.

The cash proceeds from the Transaction were used to (i) retire $525.0 million aggregate principal amount of 5.375% senior notes due 2022 (the “2022 Notes”), (ii) retire the remaining $250.0 million aggregate principal amount of 10.000% senior secured notes due 2021 (the “DSS Notes”), (iii) repay $262.5 million outstanding balance on our asset-based lending facility (the “ABL facility”), and (iv) repay $1.9 million in aggregate principal outstanding on our capital lease finance arrangement with General Electric Capital Corporation (the “GE Term Loan”). Additionally, in connection with the closing of the Transaction on January 30, 2018, we entered into a second amendment and restatement agreement making effective an amended and restated senior secured asset-based lending credit facility (the “ABL facility”). The ABL facility, as amended and restated, under which Cott and its subsidiaries, Cott Holdings Inc., DS Services of America, Inc., S. & D. Coffee, Inc., Aimia Foods Limited and Aquaterra Corporation, are borrowers, is a revolving facility of up to $250.0 million, which may be increased up to an additional $100.0 million at our option if lenders agree to increase their commitments, with a maturity date of August 3, 2021.

Our Operations

At the beginning of 2017, our business operated through four reporting segments: Water and Coffee Solutions (which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Eden Springs B.V. (“Eden”) and S. & D. Coffee, Inc. (“S&D”) businesses), Cott North America, Cott United Kingdom (“Cott U.K.”) and All Other (which included our Mexico and RCI operating segments).

During the third quarter of 2017, we reviewed our reporting segments as a result of the Transaction. Following such review, we reorganized our reporting segments into three reporting segments: Route Based Services (which includes our DSS, Aquaterra and Eden businesses), Coffee, Tea and Extract Solutions (which includes our S&D business) and All Other (which includes our Aimia and Decantae businesses, the RCI concentrate business, our Columbus, Georgia manufacturing facility and other miscellaneous expenses). Segment reporting results have been recast to reflect these changes for all periods presented. Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

Route Based Services

Our Route Based Services reporting segment provides bottled water, coffee and water filtration services to customers in North America, Europe, and Israel. Route Based Services products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment. Route Based Services’ net revenue was $1,501.7 million, $1,224.3 million and $1,021.2 million, and represented 66.2%, 75.5% and 86.0% of our total net revenue for 2017, 2016 and 2015, respectively.

Coffee, Tea and Extract Solutions

Our Coffee, Tea and Extract Solutions reporting segment provides premium coffee roasting and customized coffee, tea and extract solutions to customers in the United States. Coffee, Tea and Extract Solutions products include fresh brewed coffee or tea, speciality coffee, liquid coffee or tea concentrate, single cup coffee, cold brewed coffee, iced blend coffee or tea beverages, tea, blended teas, hot tea, sparkling tea, and coffee or tea extract solutions. Coffee, Tea and Extract Solutions net revenue was $602.2 million and $228.0 million, and represented 26.5% and 14.0% of our total net revenue for 2017 and 2016, respectively.

All Other

Our All Other segment consists of our Aimia, Decantae and the RCI concentrate businesses, our Columbus, Georgia manufacturing facility and other miscellaneous expenses. All Other products include hot chocolate, coffee, tea, soups, malt drinks, creamers/whiteners, cereals, beverage concentrates and mineral water. All Other net revenue was $165.8 million, $170.9 million and $166.1 million, and represented 7.3%, 10.5% and 14.0% of our total revenue for 2017, 2016 and 2015, respectively.

Competitive Strengths

The combination of our scale and density of our routes in key markets, our industry-leading infrastructure, and our emphasis on superior customer service is intended to create significant competitive strengths. With respect to our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, we continually invest in our delivery infrastructure, call centers and service capabilities, as well as coffee roasting and extract capacity, to maintain our established position as a leader in these segments. We believe these investments have positioned us to capitalize on a number of positive industry dynamics and new growth opportunities. First, we intend to capture new customers as we capitalize on favorable consumer trends across our addressable markets, including increased focus on health and wellness, concerns about deteriorating municipal water quality and the shift to premium coffee systems and “on the go” coffee and tea purchases. Second, we believe our ability to cross-sell complementary water and coffee products and services represents a significant untapped opportunity. Third, the highly fragmented market in which we operate affords us ample opportunity to make the most of our scale, systems and customer density to execute synergistic tuck-in acquisitions across all of our service areas. We believe these strengths, along with the strengths outlined below, will allow us to capitalize on growth opportunities to drive sustainable and profitable growth.

Leading Position in Multiple Service Platforms

We have a leading volume-based national presence in the North America and European HOD industry for bottled water. In bottled water, we offer a portfolio of well-known brands with longstanding heritages, such as Sparkletts, Hinckley Springs, Kentwood Springs, Canadian Springs, Labrador and Eden Springs, which have contributed to our leadership position in the HOD industry. In office coffee services (“OCS”), we offer a complete range of products under leading brands including Keurig®, Mars Alterra®, Starbucks® Coffee, Caribou Coffee®, Peet’s Coffee & Tea®, Javarama® and Lavazza®.

In coffee roasting, tea blending, and extract production, we are a leading custom coffee, tea and extract solutions provider, offering a portfolio of service offerings to our customers. Our superior scale, product development and expertise, as well as our focus on customer service, differentiates us from our competition as we are able to partner with our customers on logistics, supply chain and ongoing strategy development.

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

We also believe that opportunities exist to increase sales of our products in our core markets by optimizing existing customer relationships, capitalizing on cross-selling and up-selling opportunities, obtaining new customers, exploring new channels of distribution and introducing new products through our broad reaching distribution network.

Scale International HOD and OCS Platforms

We believe that having one of the leading North American and European HOD production and distribution networks in the industry gives us the ability to reduce our purchasing, manufacturing and delivery costs relative to our competitors as well as drive customer density within the markets we serve. We have an extensive HOD and OCS distribution network with a unique ability to service customers. We believe few companies have a comparable footprint or infrastructure to support local, regional and national accounts directly, which differentiates us in the industry. Our scaled network has allowed us to secure strategic relationships, which have been successful in attracting new customers and leveraging our production and delivery infrastructure. We are able to provide multiple products to our HOD and OCS customers at minimal additional cost and generate additional profits on those incremental sales.

The acquisition of Eden in 2016 further expanded our European capabilities. We believe that our large distribution footprint in the water-and-coffee solutions space in Europe differentiates us from our competitors, providing us with region wide coverage for our most significant businesses and allowing us to meet the water and coffee needs of our diversified customer base, including both small and medium sized businesses and larger European customer accounts.

High Levels of Customer Service and Strong Customer Integration

Customer service and customer retention are key indicators of success within our Route Based Services reporting segment. Route Sales Representatives or “RSRs”, who comprise the consumer-facing part of the business, are an important part of the customer relationship and not only drive customer service, but also generate new organic customer growth. Our Route Based Services reporting segment provides reliable deliveries and closely tracks call center and customer service metrics to continually improve customer satisfaction.

Customer service is a key driver in the success and growth of our Coffee, Tea and Extract Solutions reporting segment. Customers have access to a vast array of services, including our commodity sourcing, product development, delivery systems and sustainability programs, as well as a number of other services. Our ability to customize these services and respond quickly to our customers’ needs are hallmarks for our high level of customer service.

Strategic Importance to Our Coffee, Tea and Extract Solutions Customers

The acquisition of S&D in 2016 (and creation of our Coffee, Tea and Extract Solutions reporting segment in 2017) made us a leader in custom coffee roasting and blending of foodservice iced teas in the United States. We believe the combination of S&D’s premium quality products and solutions, sourcing and distribution reach, and human capital assets create unmatched custom coffee, tea and extract production capabilities.

Our Coffee, Tea and Extract Solutions reporting segment has a proven track record of working alongside our customers to create menu ideation and develop products to take to market. Our product development team develops differentiated and profitable menu items which span the culinary arts and food science, backed by our innovative coffee and liquid extract labs. In addition, we offer a sourcing capability staffed with a team of industry veterans. Coffee and tea markets are unpredictable, but with our industry expertise, we are able to guide our customers through the process utilizing our size, strength and relationships.

Business Strategy

Our vision is to be the preeminent international route based direct to consumer and service provider across water, coffee, tea, filtration and extract solutions with dedicated focus on shareowner returns through continuous growth, expanding margins, and growing free cash flow. Our business services profile offers recurring and repeatable revenue streams and scalable platforms which uniquely position us to allow for operational leverage with growth and to capture synergies through tuck-in acquisition opportunities. We intend to drive value creation through growth from our “Better-for-You” product offerings (positioned in growing categories of water, coffee, tea, filtration and extract solutions), focused innovation with product development, route logistics and technology creating further growth, as well as cross selling and customer service opportunities, margin expansion driven by scaled platforms with increased customer and route density, highly synergistic customer list or tuck-in acquisition opportunities, and strong free cash flow generation.

Focus on Water, Coffee, Tea, Filtration and Extract Services Growth

Our goal is to grow profitably as consumers move to healthier beverage options, and increase free cash flow by expanding our customer density and consumption, focusing on customer service and reducing costs to serve, as well as price improvement.

We will remain focused on expanding our small and medium-sized business customer base, a market segment that we believe remains underpenetrated, by continuing to capitalize on our strong direct-to-consumer distribution network, international sales and marketing efforts as well as our strategic partnerships.

We believe our ability to cross-sell complementary water, coffee, tea and filtration products and services represents a significant untapped opportunity as nearly all of our existing and target customers consume multiple products. We believe we are well-positioned to capitalize on this opportunity utilizing our strong relationships and frequent face-to-face interactions with our large installed customer base. RSRs are trained to sell across our product set and are highly incentivized through our commission structure to promote new products to existing customers, which increases sales and average revenue per customer.

We intend to proactively pursue accretive acquisitions to complement our organic growth. The highly fragmented market in which we operate affords us ample opportunities to execute synergistic HOD water, OCS and filtration tuck-in acquisitions. Our acquisition strategy is consistent with our objective to continually build customer density and reduce the overall cost of servicing our existing customer base. We have a proven track record of achieving significant synergies and integrating companies onto our platform and we believe that our acquisition strategy will continue to improve our profitability and margins.

We have managed to pursue this acquisition strategy while reducing leverage levels from the time of the acquisition of DSS by employing a combination of disciplined purchase pricing, successful integration and synergy realization, and divestiture of assets that are no longer instrumental to our mission and strategy.

Evaluate Acquisition Opportunities

We will continue to evaluate additional mid-to-larger scale opportunities (like the acquisitions of S&D and Eden) to expand our positions in the HOD water, coffee, tea, filtration and extract solution service categories, as well as other higher margin or growth-oriented categories where we believe our platform, operating strength and synergies can be leveraged.

Financial Information about Segments

For financial information about reporting segments and geographic areas, see Note 9 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Ingredient and Packaging Supplies

In addition to water, the principal raw materials required to produce our products are green coffee, tea, polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. The cost of these raw materials can fluctuate substantially over time. We have implemented a number of risk mitigation programs including our futures contracts and hedging programs with our customers in order to reduce the risk of commodity fluctuations in key areas such as coffee procurement and energy surcharges tied to certain energy indexes within North America. We also have implemented a number of sustainability programs throughout our network to assist our suppliers in operating under changing environments. Our core product of HOD bottled water utilizes a reusable bottle that allows for the overall cost to service to be spread out over a number of recurring trips to our customer base. Where we have not established a risk mitigation program, it is often necessary to recover the increased cost of materials through price increases which we have historically had success in utilizing in order to reduce our overall exposure to rising ingredient and packaging costs.

Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodity costs, such as green coffee, tea, resin in the case of PET, and HDPE. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or find alternative sources for supply. We also believe there is adequate supply of the ingredient and packaging materials used to produce and package our products.

Generally, we bear the risk of increases in the costs of the ingredient and packaging materials used to produce our products, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase.

Green coffee, tea, resin for PET, HDPE and fuel are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place on a monthly, quarterly or annual basis.

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

Trade Secrets, Copyrights, Trademarks and Licenses

We sell a majority of our HOD three gallon (“3G”) and five gallon (“5G”) bottled water under our own brands while our OCS business sells both our branded products as well as products under which we have a distribution license. We sell a majority of our manufactured coffee and tea products under retailer or foodservice brands to customers who own the trademarks associated with those products. We own registrations, or applications to register, various trademarks that are important to our worldwide business, including Alhambra®, Belmont Springs®, Deep Rock®, Hinckley Springs®, Crystal Springs®, Kentwood Springs®, Mount Olympus®, Standard Coffee®, Javarama®, Athena®, Nursery®, Relyant®, Sierra Springs®, Sparkletts®, Constant Coffee®, Premium Gold®, S&D® and S&D Coffee & Tea® in the United States, Canadian Springs® and Labrador® in Canada, Eden®, Eden Springs®, Chateaud’eau®, Edelvia®, Mey Eden®, Edenissimo®, Kafevend®, Pauza®, and Garraways® in Europe and Israel, and RC® mark in various formats in more than 120 countries and territories outside of North America. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Customers

Our Traditional Business experienced some customer concentration. Following the closing of the Transaction on January 30, 2018, we have limited customer concentration, of which no customer accounts for more than 10% of our net revenues.

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

All of our production facilities and other operations are subject to various environmental protection statutes and regulations, including those of the U.S. Environmental Protection Agency (“EPA”), which pertain to the use of water resources and the discharge of waste water. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Subject to the terms and conditions of the applicable policies, we have coverage for product recalls and product liability claims that could result from the injury, illness or death of consumers using our products, contamination of our products, or damage to or mislabeling of our products.

Employees

As of December 30, 2017, we had over 10,400 employees, of whom approximately 8,600 were in the Route Based Services reporting segment, 1,200 were in the Coffee, Tea and Extract Solutions reporting segment, and 500 in All Other. We have entered into collective bargaining agreements covering approximately 770 of employees in the Route Based Services reporting segment that contain terms that we believe are typical in our industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.

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

We typically bear the risk of changes in prices on the ingredient and packaging materials in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them and, in some cases, changes in production costs. Resin for PET, HDPE and polycarbonate bottles and green coffee are examples of these underlying commodities. These changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place, on a monthly, quarterly or annual basis.

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

Our production facilities use a significant amount of electricity, natural gas and other energy sources to operate. Fluctuations in the price of fuel and other energy sources for which we have not locked in long-term pricing commitments or arrangements would affect our operating costs, which could negatively affect our results of operations.

We have entered into futures contracts designed to mitigate the price risk associated with forecasted purchases of green coffee used in our manufacturing process. Price increases could exert pressure on our costs and we may not be able to effectively hedge any such increases. Furthermore, price decreases in commodities that we have effectively hedged could also increase our cost of goods sold for mark-to-market changes in the derivative instruments. In addition to risk mitigation programs around futures contracts and hedging programs with our customers in order to reduce the risk of commodity fluctuations in key areas such as coffee procurement, we also have implemented energy surcharges in our Route Based Services reporting segment in North America tied to certain energy indexes within North America. We also have implemented a number of sustainability programs throughout our network to assist our suppliers in operating under changing environments. Our core product of HOD bottled water utilizes a reusable bottle that allows for the overall cost to service to be spread out over a number of recurring trips to our customer base.

If we fail to manage our operations successfully, our business and results of operations may be negatively affected.

In recent years, we have grown our business and beverage offerings primarily through the acquisition of other companies, development of new product lines and growth with key customers. We believe that opportunities exist to grow our business by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution, introducing new products or identifying appropriate acquisition or strategic alliance candidates. The success of this strategy with respect to acquisitions depends on our ability to manage and integrate acquisitions and alliances into our existing business. Furthermore, the businesses or product lines that we acquire or align with may not be integrated successfully into our business or prove profitable. In addition to the foregoing factors, our ability to expand our business in foreign countries is also dependent on, and may be limited by, our ability to comply with the laws of the various jurisdictions in which we may operate, as well as changes in local government regulations and policies in such jurisdictions. If we fail to successfully manage our operations, our business and results of operation could be adversely affected.

We may devote a significant amount of our management’s attention and resources to our ongoing review of strategic opportunities, and we may not be able to fully realize the potential benefit of any such alternatives that we pursue.

As part of our overall strategic planning process, from time to time we evaluate whether there are alternatives available to complement our strategy of organic growth and growth through diversification. Accordingly, we may from time to time be engaged in evaluating potential transactions and other strategic alternatives, and we may engage in discussions that may result in one or more transactions. Although there would be uncertainty that any of these discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management’s attention and resources to evaluating and pursuing a transaction or opportunity, which could negatively affect our operations.

In addition, we may incur significant costs in connection with evaluating and pursuing other strategic opportunities, regardless of whether any transaction is completed. We may not fully realize the potential benefits of any strategic alternatives or transactions that we pursue.

We have completed the divestiture of our Traditional Business, and have ongoing obligations and potential liabilities associated with the Transaction.

On January 30, 2018, we completed the divestiture of our Traditional Business in the Transaction. Under the Purchase Agreement, we remain liable for certain pre-closing liabilities associated with the divested business, such as taxes and certain litigation, and we remain liable for a period of time for breaches of representations, warranties and covenants made to the purchaser. We have also indemnified the purchaser in the event of such breaches and for other specific risks. Even though the Purchase Agreement contains what we believe to be customary liability caps, and we have established reserves for any expected ongoing liability associated with the divested business, unexpected liabilities may arise for which we could be responsible. If that occurs, or if established reserves are not sufficient, it could negatively affect our financial condition and future results of operations.

We may not realize the expected revenue and cost synergies related to our recent acquisitions.

The success of our recent acquisitions will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating with our existing businesses. The integration process may be complex, costly, time-consuming and subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. The difficulties of integrating the operations and realizing revenue and cost synergies include, among others:

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

In connection with each of the acquisitions of DSS, Eden and S&D, we are generally subject to all of the liabilities of the acquired business that were not satisfied on or prior to the closing date of such transaction. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation. Under each of the respective purchase agreements, we have been provided with a limited set of warranties and indemnities in relation to identified risks. Our sole remedy from the sellers for any breach of those warranties is an action for indemnification, which is subject to certain negotiated limitations and thresholds, or an action for damages. Our rights to indemnification in most cases must be asserted within a negotiated time period after closing, which means if we fail to identify a breach promptly after closing, we may not be able to recover amounts to which we otherwise would have been entitled. We have secured insurance to cover losses arising in respect of the breach by the seller of those warranties and funds have been placed into escrow, but such funds may prove insufficient to cover damages that may occur. Damages resulting from a breach of warranty could have a material and adverse effect on our financial condition and results of operations.

Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write-downs that would negatively affect our results of operations.

As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately $1,104.7 million of our recorded total assets of continuing operations as of December 30, 2017. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our other intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”), and trademarks acquired in the acquisitions of DSS, Aquaterra and Eden. These assets have an aggregate net book value of $288.6 million, and are more fully described in Note 1 to the Consolidated Financial Statements.

As of December 30, 2017, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $462.5 million, which consisted principally of $428.7 million of customer relationships that arose from acquisitions, $15.8 million of software, and $14.2 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationships acquired in connection with the acquisitions of S&D, Eden, Aquaterra, and DSS are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill, the Rights, trademarks or tradenames. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1 to the Consolidated Financial Statements.

Our geographic diversity subjects us to the risk of currency fluctuations.

Although our sales predominately come from the United States, we conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. While we may enter into financial transactions to address these risks, there can be no assurance that currency exchange rate fluctuations will not negatively affect our financial condition, results of operations and cash flows. In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

If we are unable to maintain relationships with our raw material suppliers, we may incur higher supply costs or be unable to deliver products to our customers.

In addition to water, the principal raw materials required to produce our products are green coffee, tea, PET resin, HDPE and polycarbonate bottles, caps and preforms, labels and cartons and trays. We rely upon our ongoing relationships with our key suppliers to support our operations.

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

With respect to some of our key ingredients, such as green coffee, we have entered into long-term supply agreements, the remaining terms of which range up to 12 months, and therefore we expect to have a supply of those key ingredients during such terms. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.

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

As of December 30, 2017, our total indebtedness for continuing operations was $2,287.0 million, of which $1,011.2 million was retired or repaid upon closing of the Transaction. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:

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

Our ABL facility and the indenture governing our outstanding notes each contain various covenants limiting the discretion of our management in operating our business, which could prevent us from capitalizing on business opportunities and taking some corporate actions.

Our ABL facility and the indenture governing our outstanding notes each impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

Our ABL facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our ABL facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. The outstanding borrowings under the ABL facility as of December 30, 2017 were $220.3 million.

We incurred substantial indebtedness in order to finance acquisitions, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.

Our strategy of growth by acquisitions has been financed by the incurrence of substantial indebtedness. There can be no assurance that we will be successful in obtaining any future debt financing on favorable terms or at all.

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

Substantial disruption to production at our production facilities could occur.

A disruption in production at our production facilities or those of our suppliers, bottlers, distribution channels or service networks could have a material adverse effect on our business. The disruption could occur for many reasons, including fire, natural disasters, weather, manufacturing problems, diseases, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively impact our business and results of operations.

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

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights. At December 30, 2017, we had $24.5 million of Rights and $264.1 million of trademarks recorded as intangible assets not subject to amortization (see Note 13 to the Consolidated Financial Statements).

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

As a producer and distributor of beverages, we must comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the United States, those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to mineral and chemical concentration and water quality, consumption and treatment, and various other federal statutes and regulations. The Food and Drug Administration (“FDA”) regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with FDA “good manufacturing practices.” Outside the United States, the production and distribution of our products are also subject to various laws and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or government policy and related interpretations may alter the environment in which we do business, which may negatively affect our results of operations or increase our costs or liabilities.

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

Recent initiatives have taken place in several markets in which we operate regarding bottled water. Regulations have been proposed in some jurisdictions that would ban the use of public funds to purchase bottled water, enact local taxes on bottled water and water extraction and restrict the withdrawal of water from public and private sources. We believe that the adverse publicity associated with these initiatives is generally aimed at the retail, small bottle segment of the industry that is a minimal part of our business, and that our customers can readily distinguish our products from the retail bottles that are currently the basis for concern in some areas. Our customers typically buy their water in reusable 3G and 5G water bottles that are placed on coolers and reused many times. While we believe that to date we have not directly experienced any adverse effects from these concerns, and that our products are sufficiently different from those under scrutiny, there is no assurance that adverse publicity about any element of the bottled water industry will not affect consumer behavior by discouraging buyers from buying bottled water products generally. In that case, our sales and other financial results could be adversely affected.

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

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may reduce the demand for our bottled water and other products and contribute to lower revenues, which could negatively affect our profitability. Warmer winter weather could decrease sales of our coffee and hot chocolate products and negatively affect our business, financial condition and results of operations.

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

In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union’s General Data Protection Regulation, which will become effective in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

We may not continue our quarterly dividend and shareowners may never obtain a return on their investment.

We have paid quarterly cash dividends since 2012. Most recently, the board of directors declared a dividend of $0.06 per common share to be paid in cash on March 28, 2018 to shareowners of record at the close of business on March 13, 2018. However, there can be no assurance that we will continue to declare quarterly dividends in the future. The declaration and payment of future dividends on our common shares is subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants and other restrictions on payment set forth in the instruments governing our indebtedness and preferred shares in effect from time to time. Accordingly, shareowners must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

Our income tax expense includes tax benefits resulting from several reorganizations of our legal entity structure and refinancing of intercompany debt during the last three years. However, since the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations, our effective tax rate may ultimately be different than the amount we are currently reporting. In addition, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with nonresident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable. The Organization for Economic Cooperation and Development (“OECD”) released guidance related to Base Erosion and Profit Shifting (“BEPS”) which may also result in legislative changes that could impact our effective tax rate.

The interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law. The U.S. rule-making bodies have the authority to issue regulations and interpretative guidance that may significantly impact how we apply the law and impact our results of operations in the period issued. The application of accounting guidance for such items is currently uncertain as the rules are broad and complex and require information not previously relevant or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our Consolidated Financial Statements. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that could materially impact our provision for income taxes in the period in which the adjustments are made.

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles or otherwise;

•	any event that could damage our reputation;

•	failure to properly manage credit risk from customers;

•	failure of our processes to prevent and detect unethical conduct of employees;

•	any significant failure of internal controls over financial reporting;

•	failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements;

•	failure of corporate governance policies and procedures; and

•	credit ratings changes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our business is supported by our extensive manufacturing and distribution network. Immediately following the sale of our Traditional Business, our manufacturing footprint encompasses 54 strategically located beverage manufacturing and production facilities, including: 46 facilities in our Route Based Services reporting segment, which includes 30 facilities in the United States, nine facilities in Europe, and seven facilities in Canada; four facilities in our Coffee, Tea and Extract Solutions reporting segment, all in the United States; and four facilities representing our All Other reporting segment, which includes three facilities in the United Kingdom and one concentrate manufacturing facility based in the United States. We also have 376 branch distribution and warehouse facilities across all of our reporting segments, which include 250 facilities in the United States, 110 facilities in Europe and 16 facilities in Canada, and one customer service call center for the DSS business in the United States.

The total square footage of our beverage manufacturing and production facilities is approximately 2.5 million square feet in the United States; 0.3 million square feet in Canada; and 0.7 million square feet in Europe, inclusive of 0.2 million square feet in the United Kingdom. The total square footage of our branch distribution and warehouse facilities is approximately 2.7 million square feet in the United States; 0.2 million square feet in Canada; and 0.9 million square feet in Europe. This square footage does not include 29 leased office spaces and one owned office space that together comprise 0.4 million square feet. Lease terms for non-owned beverage production facilities and offices expire between 2018 and 2046.

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

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 28, 2018. Our officers do not serve for a set term.

	Office	Age
Jerry Fowden	Chief Executive Officer	61
Jay Wells	Chief Financial Officer	55
Thomas Harrington	President Services/Chief Executive Officer - DSS Business Unit	60
Ron Hinson	Chief Executive Officer - S&D Business Unit	62
Marni Morgan Poe	Vice President, General Counsel and Secretary	48
Jason Ausher	Chief Accounting Officer	44
Steve Erdman	Senior Vice President Global Human Resources	55

•	Jerry Fowden was appointed Chief Executive Officer in 2009. Prior to this appointment, he served as President of our international operating segment, Interim President North America and Interim President of our UK and European business from 2007 to 2009. Prior to joining Cott, Mr. Fowden served as Chief Executive Officer of Trader Media Group and was a member of the Guardian Media Group Plc’s board of directors from 2005 to 2007. Prior to this time, Mr. Fowden served in a variety of roles at multiple companies, including global Chief Operating Officer of AB InBev S.A. Belgium, an alcoholic beverage company, Chief Executive Officer of Bass Brewers Ltd., a subsidiary of AB InBev S.A. Belgium, Managing Director of the Rank Group plc’s Hospitality and Holiday Division and member of the Rank Group plc’s board of directors, Chief Executive Officer of Hero AG’s European beverage operations and various roles within PepsiCo Inc.’s beverage operations and Mars, Incorporated’s pet food operations. Mr. Fowden currently serves on the board of directors of Constellation Brands Inc., a premium alcoholic beverage company and on the board of directors of the American Beverage Association. Mr. Fowden has previously served on the board of directors of Chesapeake Corporation, a global packaging company, and as a member of the advisory board of Tchibo Coffee International Ltd, a premium coffee company.

•	Jay Wells was appointed Chief Financial Officer in 2012. Prior to joining Cott, Mr. Wells held various senior finance positions with Molson Coors from 2005 to 2012, including Chief Financial Officer of Molson Coors Canada, a subsidiary of Molson Coors Brewing Company, and Global Vice President, Treasury, Tax, and Strategic Finance of Molson Coors Brewing Company. From 1990 to 2005, Mr. Wells held several positions within Deloitte and Touche LLP, including partner.

•	Thomas J. Harrington was appointed Chief Executive Officer of our DS Services business unit upon our acquisition of DS Services in December 2014 and was appointed President Services in July 2016. Prior to the acquisition, Mr. Harrington served in various roles with DS Services from 2004 to 2014, including Chief Executive Officer, President, Chief Operating Officer, West Division President, and Senior Vice President, Central Division. Prior to joining DS Services, Mr. Harrington served in various roles with Coca-Cola Enterprises, Inc. including Vice President and General Manager of Coca-Cola Enterprises New York and Chicago divisions. He also served in various sales and marketing roles with Pepperidge Farm from 1979 to 1985. Mr. Harrington currently serves on the board of directors of the National Automatic Merchandising Association, the International Bottled Water Association and the Water Quality Association.

•	Ron Hinson has been Chief Executive Officer of S&D Coffee and Tea since 2000, and he continued in that role after the closing of the S&D Acquisition. Prior to the acquisition, Mr. Hinson served in various roles with S&D over a 39 year period, beginning his career in the sales organization and working his way up to Chief Executive Officer in 2000 and Chairman of the Board of Directors of S&D in 2010. Mr. Hinson currently serves on the board of directors of the National Coffee Association and the Tea Association.

•	Marni Morgan Poe was appointed Vice President, General Counsel and Secretary in 2010. Prior to her appointment, Ms. Poe served as Corporate Counsel of the Company from 2008 to 2010. Prior to joining the Company, Ms. Poe was a partner at the law firm of Holland & Knight LLP from 2000 to 2006 and an associate of the law firm from 1995 to 2000.

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

•	Steve Erdman was appointed Senior Vice President Global Human Resources in June 2017. From 2004 to 2017, Mr. Erdman served in various roles with DS Services, including Director of Human Resources, Vice President – Human Resources, Vice President and Chief People Officer, and Senior Vice President and Chief People Officer. Prior to joining DS Services, Mr. Erdman was the Group Director – Human Resources with Coca-Cola Enterprises, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the TSX under the ticker symbol “BCB,” and on the NYSE under the ticker symbol “COT.”

The tables below show the high and low reported per share sales prices of our common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods for 2017 and 2016.

Toronto Stock Exchange (C$)

TSX
	2017		2016
	High	Low	High	Low
First Quarter	$16.75	$13.52	$18.56	$12.65
Second Quarter	$19.84	$16.01	$21.16	$16.30
Third Quarter	$20.21	$17.67	$22.66	$17.80
Fourth Quarter	$22.75	$18.17	$19.18	$13.42

New York Stock Exchange (U.S.$)

NYSE
	2017		2016
	High	Low	High	Low
First Quarter	$12.60	$10.34	$14.26	$9.07
Second Quarter	$14.77	$11.94	$16.70	$12.87
Third Quarter	$16.18	$13.69	$17.38	$13.94
Fourth Quarter	$17.77	$14.25	$14.37	$10.10

As of February 21, 2018, we had 926 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 21, 2018 was C$18.99 on the TSX and $14.98 on the NYSE.

Our board of directors has declared a quarterly cash dividend of $0.06 per common share in each quarter during 2016 and 2017 for an aggregate yearly dividend payment of approximately $31.7 million and $33.7 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that our board of directors may deem relevant from time to time.

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

Shareowner return performance graph

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; and (iii) a peer group of publicly-traded companies in the bottling and route-based service industries comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, Coca Cola FEMSA, S.A.B de C.V., Coca Cola Amatil Ltd., National Beverage Corp., A.G. Barr plc, Britvic plc, G&K Services, Inc., UniFirst Corp., ABM Industries Inc., Chemed Corp., ServiceMaster Global Holdings, Inc., Cintas Corp., and Aramark. The closing price of Cott’s common shares as of December 29, 2017, the last trading day of 2017, was C$20.98 on the TSX and $16.66 on the NYSE. The following table is in Canadian dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 (CANADIAN) INVESTED ON DECEMBER 29, 2012

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DECEMBER 30, 2017

Company / Market / Peer Group	12/29/2012	12/28/2013	1/3/2015	1/2/2016	12/31/2016	12/30/2017
Cott Corporation	$100.00	$112.45	$110.38	$209.58	$212.73	$298.60
S&P / TSX Composite	$100.00	$113.78	$127.25	$115.59	$139.96	$152.67
Peer Group	$100.00	$132.36	$149.18	$186.70	$193.94	$235.03

Issuer Purchases of Equity Securities

During the fourth quarter of 2017, we did not repurchase any of our common shares.

Tax Withholdings

The following table contains information about shares that we withheld from delivering to employees during 2017 to satisfy their tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Shares	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
February 2017	150,206	$11.32	N/A	N/A
May 2017	156	$12.74	N/A	N/A
June 2017	609	$13.19	N/A	N/A
August 2017	13,770	$15.33	N/A	N/A
October 2017	506	$15.01	N/A	N/A
December 2017	112,091	$16.86	N/A	N/A

Total	277,338

ITEM 6.	SELECTED FINANCIAL DATA

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

The Company has accounted for the disposition of our Traditional Business as discontinued operations beginning in 2017. All data for prior periods have been recast.

	December 30, 2017	December 31, 2016[1]	January 2, 2016	January 3, 2015[2]	December 28, 2013
(in millions of U.S. dollars, except per share amounts)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Revenue, net	$2,269.7	$1,623.2	$1,187.3	$160.8	$68.0
Net (loss) income from continuing operations	(3.6)	(60.3)	15.7	7.1	(5.6)
Net income (loss) from discontinued operations, net of income taxes	10.7	(11.2)	4.9	9.3	27.6
Net income (loss)	7.1	(71.5)	20.6	16.4	22.0
Net (loss) income attributable to Cott Corporation	(1.4)	(77.8)	(3.4)	10.0	17.0
Net (loss) income per common share attributable to Cott Corporation
Basic:
Continuing operations	$(0.03)	$(0.47)	$(0.02)	$0.07	$(0.06)
Discontinued operations	0.02	(0.14)	(0.01)	0.04	0.24
Net income (loss)	(0.01)	(0.61)	(0.03)	0.11	0.18
Diluted:
Continuing operations	$(0.03)	$(0.47)	$(0.02)	$0.07	$(0.06)
Discontinued operations	0.02	(0.14)	(0.01)	0.03	0.24
Net income (loss)	(0.01)	(0.61)	(0.03)	0.10	0.18
Financial Condition
Total assets	$4,093.1	$3,939.7	$2,887.3	$3,073.2	$1,410.7
Short-term borrowings required to be repaid or extinguished from divestiture [3]	220.3	207.0	122.0	229.0	50.8
Debt required to be repaid or extinguished from divestiture [4]	519.0	1,135.4	1,133.6	1,132.5	392.7
Long-term debt, net of current maturities	1,542.6	851.4	390.1	405.6	—
Convertible preferred shares	—	—	—	116.1	—
Non-convertible preferred shares	—	—	—	32.7	—
Dividends declared per common share	0.24	0.24	0.24	0.24	0.24

1.	In 2016, we completed the acquisitions of S&D, Eden, and Aquaterra for a combined $973.9 million, financed by a combination of cash on hand, incremental borrowings under our ABL facility of $270.0 million, proceeds from the issuance of €450.0 million (U.S. $539.1 million at the exchange rate in effect on December 30, 2017) of our 2024 Notes, and net proceeds from the issuance of common shares in June 2016 having an aggregate value of $219.8 million.
2.	In 2014, we completed the acquisition of DSS for approximately $1.246 billion, financed by a combination of incremental borrowings under our ABL facility of $180.0 million, proceeds from the issuance of $625.0 million of 6.75% senior notes due 2020 (the “2020 Notes”), the assumption of DSS’s $350.0 million DSS Notes, and the issuance to the owners of DSS of Preferred Shares having an aggregate value of approximately $148.8 million.

3.	The obligations under the ABL facility were required to be repaid in full at the closing of the sale of the Traditional Business. Accordingly, the ABL facility is presented as “Short-term borrowings required to be repaid or extinguished as part of divestiture.”
4.	All senior notes issued by our wholly-owned subsidiary Cott Beverages Inc. were classified as “Debt required to be repaid or extinguished as part of divestiture” in prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cott is a route based service company with a leading volume-based national presence in the North America and European home and office delivery (“HOD”) industry for bottled water and a leader in custom coffee roasting, blending of iced tea and extract solutions for the U.S. foodservice industry. Our platform reaches over 2.4 million customers or delivery points across North America and Europe supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.

The beverage market is subject to some seasonal variations. Our water delivery and beverage sales are generally higher during the warmer months, while sales of our coffee products are generally higher during cooler months, and may also be influenced by the timing of holidays and weather fluctuations. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are green coffee, tea, polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed.

We conduct operations in countries involving transactions denominated in a variety of currencies. We are subject to currency exchange risks to the extent that our costs are denominated in currencies other than those in which we earn revenues. As our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have an impact on our results of operations.

In 2017, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities and making equipment upgrades.

At the beginning of 2017, our business operated through four reporting segments; Water and Coffee Solutions (which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Eden Springs Europe B.V. (“Eden”) and S. & D. Coffee, Inc. (“S&D”) businesses), Cott North America, Cott United Kingdom (“Cott U.K.”) and All Other (which included our Mexico and Royal Crown International (“RCI”) operating segments).

During the third quarter of 2017, we reviewed our reporting segments as a result of the Transaction (as defined below). Following such review, we reorganized our reporting segments into three reporting segments; Route Based Services (which includes our DSS, Aquaterra and Eden businesses), Coffee, Tea and Extract Solutions (which includes our S&D business) and All Other (which includes our Aimia Foods (“Aimia”), Decantae Mineral Water Ltd. (“Decantae”), and our RCI concentrate businesses, our Columbus, Georgia manufacturing facility and other miscellaneous expenses). Segment reporting results have been recast to reflect these changes for all periods presented. Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, we had 52 weeks of activity. For the year ended January 2, 2016, we had four additional shipping days in our DSS business, which we estimate contributed $12.5 million of additional revenue and $0.1 million of additional operating income for the year ended January 2, 2016.

Divestiture, Acquisition and Financing Transactions

Divestiture of Traditional Business

On January 30, 2018, we sold our carbonated soft drinks (“CSDs”) and juice businesses via the sale of our North America, United Kingdom (“U.K.”) and Mexico business units (including the Canadian business) and our Royal Crown International (“RCI”) finished goods export business (collectively, “Traditional Business”) to Refresco Group N.V., a Dutch public company (“Refresco”), pursuant to a Share Purchase Agreement (the “Purchase Agreement”) dated as of July 24, 2017 (the “Transaction”). The Transaction was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions. The aggregate deal consideration was $1.25 billion, paid in cash at closing, subject to adjustment for indebtedness, working capital, and other customary post-closing adjustments. Accordingly, as a result of the sale of the Traditional Business representing a strategic shift in our operations, those businesses are presented herein as discontinued operations. See Note 2 to the Consolidated Financial Statements for additional information regarding discontinued operations. The Transaction did not include our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, our RCI concentrate business, our Columbus, Georgia manufacturing facility or our Aimia and Decantae businesses.

For all periods presented, the operating results associated with the Traditional Business have been reclassified into net income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations, and the assets and liabilities associated with this business have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods presented.

Acquisitions

In August 2016, we acquired S&D, a premium coffee roaster and provider of customized coffee, tea, and extract solutions to the foodservice, convenience, gas, hospitality and office segments in the United States (the “S&D Acquisition”). The aggregate purchase price was $353.6 million. The S&D Acquisition was funded through a combination of incremental borrowings under our asset-based lending facility (the “ABL facility”) and proceeds from our June 2016 Offering (as defined below).

In August 2016, we acquired Eden, a leading provider of water and coffee solutions in Europe (the “Eden Acquisition”). The aggregate purchase price was €515.9 million (U.S. $576.3 million at the then-current exchange rate). The Eden Acquisition was funded through a combination of proceeds from the 2024 Notes (as defined below) and cash on hand.

In January 2016, we acquired Aquaterra, a Canadian direct-to-consumer HOD bottled water and office coffee services (“OCS”) business (the “Aquaterra Acquisition”). The aggregate purchase price was C$61.2 million (U.S. $44.0 million at the then-current exchange rate). The purchase price was paid at closing using cash on hand.

Financing Activity

On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to retire $525.0 million aggregate principal amount of 5.375% senior notes due 2022 (the “2022 Notes”) and retire the remaining $250.0 million aggregate principal amount of 10.000% senior secured notes due 2021 (the “DSS Notes”). The redemption of our 2022 Notes included $21.2 million in premium payments and accrued interest of $2.2 million. The redemption of our DSS Notes included $12.5 million in premium payments and accrued interest of $10.3 million.

We also used a portion of the proceeds from the Transaction to repay in full our $262.5 million outstanding balance on our ABL facility. Additionally, we amended and restated our ABL facility in connection with the closing of the Transaction, as further discussed below.

On May 5, 2017, we used a portion of the proceeds from the issuance of the 2025 Notes (as defined below) to redeem $100.0 million in aggregate principal amount of the DSS Notes. The partial redemption of the DSS Notes included $7.7 million in premium payments, accrued interest of $1.8 million and the write-off of $9.2 million of unamortized premium.

On April 5, 2017 and March 22, 2017, we used a portion of the proceeds from the issuance of the 2025 Notes (as defined below) to purchase $422.7 million and $202.3 million in aggregate principal amount of our $625.0 million of 6.75% senior notes due January 1, 2020 (the “2020 Notes”). The redemption of our 2020 Notes included $14.3 million and $7.1 million in premium payments, accrued interest of $7.4 million and $3.1 million, the write-off of $5.8 million and $2.9 million in deferred financing fees, and other costs of $0.1 million.

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

In June 2016, we issued €450.0 million (U.S. $539.1 million at the exchange rate in effect on December 30, 2017) of 5.500% senior notes due July 1, 2024 (the “2024 Notes”) to qualified purchasers in a private placement offering under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. We incurred $11.3 million of financing fees in connection with the issuance of the 2024 Notes. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the Eden Acquisition and to pay related fees and expenses.

In June 2016, we completed a public offering, on a bought deal basis, of 15,088,000 common shares at a price of $15.25 per share for total gross proceeds to us of $230.1 million (the “June 2016 Offering”). We incurred $9.2 million of underwriter commissions and $1.1 million in professional fees in connection with the June 2016 Offering. The net proceeds of the June 2016 Offering were used to repay borrowings under our ABL facility, to finance the S&D Acquisition and for general corporate purposes.

In March 2016, we completed a public offering, on a bought deal basis, of 12,765,000 common shares at a price of $11.80 per share for total gross proceeds to us of $150.6 million (the “March 2016 Offering”). We incurred $6.0 million of underwriter commissions and $0.8 million in professional fees in connection with the March 2016 Offering. The net proceeds of the March 2016 Offering were used to repay borrowings under our ABL facility and for general corporate purposes.

In June 2015, we entered into a sale-leaseback transaction (the “Sale-Leaseback Transaction”) involving three of our continuing operations and two of our discontinued operations manufacturing, production and distribution facilities, all located in North America, pursuant to which we received cash proceeds on the continuing operations facilities of $25.3 million, after related transaction expenses, and recorded a gain of $18.1 million. The continuing operations facilities are being leased from the buyer-lessor over an initial lease term of 20 years and the lease is classified as an operating lease. We determined we have retained the lease rights to the facilities but not the benefits and risks incident to ownership; thus $17.1 million of the $18.1 million gain was deferred, with the remaining $1.0 million recognized as a gain on sale in loss on disposal of property, plant & equipment, net in our Consolidated Statement of Operations for the year ended January 2, 2016. This deferred gain is being amortized as a reduction to rent expense over the 20-year initial lease term.

In May 2015, we completed a public offering, on a bought deal basis, of 16,215,000 common shares at a price of $9.25 per share for total gross proceeds to us of $150.0 million (the “2015 Offering”). We incurred $6.0 million of underwriter commissions and $1.5 million in professional fees in connection with the 2015 Offering. The net proceeds of the 2015 Offering were used to redeem all of our Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”) and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares,” and together with the Convertible Preferred Shares, the “Preferred Shares”).

Summary Financial Results

Net loss from continuing operations in 2017 was $3.6 million or $0.03 per diluted common share, compared with net loss from continuing operations of $60.3 million or $0.47 per diluted common share in 2016.

The following items of significance affected our 2017 financial results:

•	Net revenue increased $646.5 million, or 39.8%, in 2017 compared to the prior year due primarily to the additions of our S&D and Eden businesses, growth in volume and consumption, as well as increased pricing in our Route Based Services reporting segment, strong coffee volume growth in our Coffee, Tea and Extract Solutions reporting segment, and the impact of favorable foreign exchange rates. Excluding the impact of foreign exchange, revenue increased $633.8 million, or 39.0%, from the prior year;

•	Gross profit increased to $1,127.7 million from $850.1 million in the prior year due primarily to the additions of our S&D and Eden businesses and growth in our DSS business. Gross profit as a percentage of revenue decreased to 49.7% in 2017 compared to 52.4% in the prior year. The decrease in gross profit as a percentage of net revenue is due to our S&D business, which is a lower gross profit business;

•	Selling, general and administrative (“SG&A”) expenses increased to $1,042.7 million in 2017 compared to $806.2 million in the prior year due primarily to the additions of our S&D and Eden businesses. As a percentage of revenue, SG&A expenses decreased to 45.9% from 49.7% in the prior year;

•	Loss on disposal of property, plant and equipment, net was primarily related to the disposal of $10.2 million of equipment that was either replaced or no longer being used in our reporting segments;

•	Acquisition and integration expenses decreased to $25.9 million in 2017 compared to $27.8 million in the prior year due primarily to the reduction in costs with the integration of our S&D and Eden businesses;

•	Other income, net was $3.0 million in 2017 compared to other expense, net of $5.6 million in the prior year due primarily to the increase of net gains on foreign currency transactions and the gain recognized upon the partial redemption of our DSS Notes in 2017 and unrealized losses on our commodity hedges in the prior year;

•	Interest expense, net increased to $85.5 million in 2017 compared to $43.0 million in the prior year due primarily to the issuance of our 2025 Notes in the first quarter of 2017 and having a full year of interest expense in 2017 associated with our 2024 Notes;

•	Income tax benefit was $30.0 million in 2017 compared to income tax expense of $21.2 million in the prior year due primarily to the change in the U.S. federal enacted tax rate in 2017 and the Canadian valuation allowance recorded in the third quarter of 2016 and the U.S. federal valuation allowance recorded in the fourth quarter of 2016; and

•	Adjusted EBITDA increased to $295.6 million in 2017 compared to $211.6 million in the prior year due to the items listed above.

The following items of significance affected our 2016 financial results:

•	Net revenue increased $435.9 million, or 36.7%, in 2016 compared to the prior year due primarily to the additions of our S&D, Eden, and Aquaterra businesses, partially offset by the impact of unfavorable foreign exchange rates, and four less shipping days compared to the prior year in our DSS business. Excluding the impact of foreign exchange and four additional shipping days in 2015, revenue increased $462.0 million, or 39.3%, from the prior year;

•	Gross profit increased to $850.1 million from $650.5 million in the prior year due primarily to the additions of our S&D, Eden and Aquaterra businesses, partially offset by the impact of unfavorable foreign exchange rates and increased operational costs at our DSS business. Gross profit as a percentage of revenue decreased to 52.4% in 2016 compared to 54.8% in the prior year. The decrease in gross profit as a percentage of net revenue is due to our S&D business, which is a lower gross profit business;

•	SG&A expenses increased to $806.2 million in 2016 compared to $608.4 million in the prior year due primarily to the additions of our S&D, Eden and Aquaterra businesses. As a percentage of revenue, SG&A expenses decreased to 49.7% from 51.2% in the prior year;

•	Loss on disposal of property, plant and equipment, net was primarily related to the disposal of $6.6 million of equipment that was either replaced or no longer being used in our reporting segments;

•	Acquisition and integration expenses increased to $27.8 million in 2016 compared to $20.0 million in the prior year due primarily to the transaction costs in connection with the acquisitions of our S&D, Eden and Aquaterra businesses;

•	Other expense, net was $5.6 million in 2016 compared to other income, net of $12.8 million in the prior year due primarily to the reduction of net gains on foreign currency transactions and unrealized losses on our commodity hedges, partially offset by realized gains on our commodity hedges;

•	Interest expense, net was $43.0 million in 2016 compared to $30.1 million in the prior year due primarily to interest on our 2024 Notes issued in the second quarter of 2016;

•	Income tax expense was $21.2 million in 2016 compared to income tax benefit of $15.1 million in the prior year due primarily to the Canadian valuation allowance recorded in the third quarter of 2016 and the U.S. federal valuation allowance recorded in the fourth quarter of 2016; and

•	Adjusted EBITDA increased to $211.6 million in 2016 compared to $183.0 million in the prior year due to the items listed above.

Critical Accounting Policies

Our significant accounting policies and recently issued accounting pronouncements are described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe the following represent our critical accounting policies:

Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Consolidated Financial Statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, realization of deferred income tax assets, the resolution of tax contingencies, and projected benefit plan obligations.

Impairment testing of goodwill

Cott operates through five operating segments: Route Based Services, Coffee, Tea and Extract Solutions, Aimia, RCI and Decantae. Route Based Services, Coffee, Tea and Extract Solutions are also reportable segments and Aimia, RCI and Decantae are combined and disclosed in the All Other category. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less interest-bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our Route Based Services operating segment was determined to have three components: DSS, Aquaterra and Eden. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). For the purpose of testing goodwill for impairment in 2017, we have determined our reporting units are DSSAqua, Eden, S&D, Aimia, RCI and Decantae. DSSAqua and Eden are components of the Route Based Services operating segment. S&D is a component of the Coffee, Tea and Extract Solutions operating segment.

We had goodwill of $1,104.7 million on the Consolidated Balance Sheet at December 30, 2017, which represents amounts for the DSSAqua, Eden, S&D, Aimia, RCI and Decantae reporting units.

In the fourth quarter of 2017, the Company early adopted Accounting Standard Update (“ASU”) 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” as part of the annual goodwill impairment testing. We have the option of performing a qualitative assessment to determine whether any further quantitative testing for a potential impairment is necessary. Our qualitative assessment will use judgments including, but not limited to, changes in the general economic environment, industry considerations, current economic performance compared to historical economic performance, entity-specific events and events affecting our reporting units, where applicable. If we elect to bypass the qualitative assessment or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its net carrying value, a quantitative assessment is required. Quantitative testing requires the fair value of the reporting unit to be compared with its carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment charge is recognized for the difference.

For purposes of the 2017 annual test, we elected to perform a qualitative assessment for our RCI and Decantae reporting units to assess whether it was more likely than not the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the RCI and Decantae reporting units were greater than their respective carrying amount, including goodwill, indicating no impairment. Goodwill allocated to the RCI and Decantae reporting units as of December 30, 2017 is $4.5 million and $1.7 million, respectively.

For the DSSAqua, Eden, S&D and Aimia reporting units, we elected to bypass the qualitative assessment and performed a quantitative analysis due to a decline in 2017 actual versus projected operating results for DSSAqua and Aimia, and to establish a baseline reference for Eden and S&D as 2017 was the first full year of operations for these businesses. We determined the fair value of each reporting unit being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of each reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our 2017 valuation of the reporting units include the weighted-average terminal growth rates of 2.5%, 1.5%, 2.5% and 2.0% and discount rates of 8.0%, 9.0%, 8.5% and 11.0% for our DSSAqua, Eden, S&D and Aimia reporting units, respectively. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.

Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair values of DSSAqua, Eden, S&D and Aimia reporting units exceeded their carrying values by approximately 42.5%, 17.4%, 25.9% and 19.2%, respectively. Therefore no goodwill impairment charges were recorded in the fourth quarter ended December 30, 2017. Goodwill allocated to the DSSAqua, Eden, S&D and Aimia reporting units as of December 30, 2017 are $612.0 million, $324.7 million, $117.8 million and $44.0 million, respectively.

In addition, we note that goodwill held by reporting units in our Traditional Business totaled $136.8 million at December 30, 2017 and is included in long-term assets of discontinued operations on the Consolidated Balance Sheet. We elected to perform a qualitative assessment for our Traditional Business reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, the aggregate deal consideration of $1.25 billion for the sale of the Traditional Business and other relevant reporting unit events, all of which require the use of significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the Traditional Business reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment.

Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2017, we determined that the fair value of each of our reporting units exceeded their carrying amounts.

Impairment testing of intangible assets with an indefinite life

Our intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., and include the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”); trademarks acquired in the acquisition of DSS (the “DSS Trademarks”); trademarks acquired in the acquisition of Eden (the “Eden Trademarks”), and trademarks acquired in the acquisition of Aquaterra (the “Aquaterra Trademarks”). These assets have an aggregate net book value of $288.6 million as of December 30, 2017. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.

The life of the Rights, DSS Trademarks, Eden Trademarks, and Aquaterra Trademarks are considered to be indefinite and therefore these intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible asset to its fair value and when the carrying amount is greater than the fair value, we recognize in income an impairment loss. During the fourth quarter of 2017, management concluded that it was more likely than not that the fair value of the Rights, DSS Trademarks, Eden Trademarks, and Aquaterra Trademarks were greater than their respective carrying value, indicating no impairment.

We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the Rights and the Aquaterra Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgements and estimates. We concluded that it was more likely than not that the fair value of the Rights and the Aquaterra Trademarks were more than its carrying value and therefore we were not required to perform any additional testing.

To determine the fair value of the DSS Trademarks and the Eden Trademarks, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, the estimated fair value of the DSS Trademarks and the Eden Trademarks exceeded the carrying value by approximately 18.0% and 28.0%, respectively. If actual revenues in future periods, are less than currently projected for the DSS Trademarks and Eden Trademarks, these trademarks could be impaired.

Other intangible assets

As of December 30, 2017, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $462.5 million, which consisted principally of $428.7 million of customer relationships that arose from acquisitions, $15.8 million of software, and $14.2 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationships acquired in connection with the acquisitions of S&D, Eden, Aquaterra and DSS are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. We did not record impairment charges for intangible assets in 2017, 2016 or 2015.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, limiting various business deductions and repealing the corporate alternative minimum tax. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law was enacted. As a result of the Tax Act, we recorded tax benefits in the fourth quarter of 2017 of $32.2 million due to a re-measurement of the U.S deferred tax assets and liabilities and $1.3 million due to the repeal of the corporate alternative minimum tax. The tax benefits represent provisional amounts and our current best estimates. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Act and may be refined through the fourth quarter of 2018 as we receive additional clarification and implementation guidance.

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

We maintain several defined-benefit plans that cover certain employees in the United States, Switzerland and Israel. We record the expenses associated with these plans based on calculations which include various actuarial assumptions such as discount rates and expected long-term rates of return on plan assets. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

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

We also utilize (loss) earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net (loss) income from continuing operations before interest expense, net, (benefit) expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, inventory step up and other purchase accounting adjustments, (gain) loss on commodity hedging instruments, net, foreign exchange and other (gains) losses, net, loss on disposal of property, plant & equipment, net, gain on extinguishment of long-term debt, share-based compensation costs, and other adjustments, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material changes. Effective January 1, 2017, share-based compensation expense as a part of annual compensation packages is included as an adjustment to EBITDA, and prior periods presented have been updated to incorporate the change. This determination is based upon review of peer companies and business practices among entities undergoing transformation within their operations.

Additionally, we supplement our reporting of net cash provided by operating activities from continuing operations determined in accordance with GAAP by excluding additions to property, plant & equipment to present free cash flow and adjusted free cash flow (which is free cash flow excluding DSS integration capital expenditures, acquisition and integration cash costs, cash collateral costs and other adjustments), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

The following table summarizes our Consolidated Statements of Operations as a percentage of net revenue for 2017, 2016 and 2015:

	2017		2016		2015
		Percentage		Percentage		Percentage
		of		of		of
(in millions of U.S. dollars, except percentage amounts)		Revenue		Revenue		Revenue
Revenue, net	$2,269.7	100.0%	$1,623.2	100.0%	$1,187.3	100.0%
Cost of sales	1,142.0	50.3%	773.1	47.6%	536.8	45.2%

Gross profit	1,127.7	49.7%	850.1	52.4%	650.5	54.8%
SG&A expenses	1,042.7	45.9%	806.2	49.7%	608.4	51.2%
Loss on disposal of property, plant & equipment, net	10.2	0.4%	6.6	0.4%	4.2	0.4%
Acquisition and integration expenses	25.9	1.1%	27.8	1.7%	20.0	1.7%

Operating income	48.9	2.2%	9.5	0.6%	17.9	1.5%
Other (income) expense, net	(3.0)	(0.1)%	5.6	0.3%	(12.8)	(1.1)%
Interest expense, net	85.5	3.8%	43.0	2.6%	30.1	2.5%

(Loss) income from continuing operations before income taxes	(33.6)	(1.5)%	(39.1)	(2.4)%	0.6	0.1%
Income tax (benefit) expense	(30.0)	(1.3)%	21.2	1.3%	(15.1)	(1.3)%

Net (loss) income from continuing operations	(3.6)	(0.2)%	(60.3)	(3.7)%	15.7	1.3%
Net income (loss) from discontinued operations, net of income taxes	10.7	0.5%	(11.2)	(0.7)%	4.9	0.4%

Net income (loss)	7.1	0.3%	(71.5)	(4.4)%	20.6	1.7%
Less: Net income attributable to non-controlling interests - discontinued operations	8.5	0.4%	6.3	0.4%	6.1	0.5%
Less: Accumulated dividends on preferred shares - continuing operations	—	—%	—	—%	5.9	0.5%
Less: Foreign exchange impact on redemption of preferred shares -continued operations	—	—%	—	—%	12.0	1.0%

Net loss attributable to Cott Corporation	$(1.4)	(0.1)%	$(77.8)	(4.8)%	$(3.4)	(0.3)%

Depreciation & amortization	$188.6	8.3%	$151.1	9.3%	$128.3	10.8%

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for 2017, 2016 and 2015 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

(in millions of U.S. dollars)	2017	2016	2015
Revenue, net
Route Based Services	$1,501.7	$1,224.3	$1,021.2
Coffee, Tea and Extract Solutions	602.2	228.0	—
All Other	165.8	170.9	166.1

Total	$2,269.7	$1,623.2	$1,187.3

Gross profit
Route Based Services	$939.9	$752.4	$618.4
Coffee, Tea and Extract Solutions	161.4	65.5	—
All Other	26.4	32.2	32.1

Total	$1,127.7	$850.1	$650.5

Operating income (loss)
Route Based Services	$77.0	$41.2	$39.0
Coffee, Tea and Extract Solutions	15.7	5.3	—
All Other	1.2	8.0	8.8
Corporate	(45.0)	(45.0)	(29.9)

Total	$48.9	$9.5	$17.9

The following tables summarize revenue by channel for 2017, 2016 and 2015:

	For the Year Ended December 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$990.6	$—	$—	$990.6
Coffee and tea services	184.2	501.7	2.6	688.5
Retail	166.7	—	65.3	232.0
Other	160.2	100.5	97.9	358.6

Total	$1,501.7	$602.2	$165.8	$2,269.7

	For the Year Ended December 31, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$799.4	$—	$—	$799.4
Coffee and tea services	146.8	187.8	2.6	337.2
Retail	164.6	—	51.7	216.3
Other	113.5	40.2	116.6	270.3

Total	$1,224.3	$228.0	$170.9	$1,623.2

	For the Year Ended January 2, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$651.3	$—	$—	$651.3
Coffee and tea services	121.3	—	—	121.3
Retail	149.4	—	61.8	211.2
Other	99.2	—	104.3	203.5

Total	$1,021.2	$—	$166.1	$1,187.3

Results of Operations

The following table summarizes the change in revenue by reporting segment for 2017:

	For the Year Ended December 30, 2017
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Change in revenue	$277.4	$374.2	$(5.1)	$646.5
Impact of foreign exchange [1]	(16.9)	—	4.2	(12.7)

Change excluding foreign exchange	$260.5	$374.2	$(0.9)	$633.8

Percentage change in revenue	22.7%	164.1%	(3.0)%	39.8%

Percentage change in revenue excluding foreign exchange	21.3%	164.1%	(0.5)%	39.0%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2016:

	For the Year Ended December 31, 2016
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Change in revenue	$203.1	$228.0	$4.8	$435.9
Impact of foreign exchange [1]	—	—	13.6	13.6

Change excluding foreign exchange	$203.1	$228.0	$18.4	$449.5

Percentage change in revenue	19.9%	—%	2.9%	36.7%

Percentage change in revenue excluding foreign exchange	19.9%	—%	11.1%	37.9%

Impact of four additional shipping days in 2015	$12.5	$—	$—	$12.5

Change excluding foreign exchange and impact of four additional shipping days in 2015	$215.6	$228.0	$18.4	$462.0

Percentage change in revenue excluding foreign exchange and four additional shipping days in 2015	21.4%	—%	11.1%	39.3%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

	For the Year Ended
	December 30, 2017	December 31 2016	January 2, 2016
(in millions of U.S. dollars)
Net (loss) income from continuing operations	$(3.6)	$(60.3)	$15.7
Interest expense, net	85.5	43.0	30.1
Income tax (benefit) expense	(30.0)	21.2	(15.1)
Depreciation & amortization	188.6	151.1	128.3

EBITDA	$240.5	$155.0	$159.0
Acquisition and integration costs [1]	25.9	27.8	20.0
Inventory step up and other purchase accounting adjustments	—	6.2	4.2
Commodity hedging (gain) loss, net [2]	(0.3)	4.1	—
Foreign exchange and other (gains) losses, net	(2.0)	0.2	(13.4)
Loss on disposal of property, plant & equipment, net	11.1	6.6	4.3
Gain on extinguishment of long-term debt	(1.5)	—	—
Share-based compensation costs	14.0	6.6	6.4
Other adjustments	7.9	5.1	2.5

Adjusted EBITDA	$295.6	$211.6	$183.0

1.	Includes $3.5 million, $0.4 million and $1.2 million of share-based compensation costs for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively, related to awards granted in connection with the acquisitions of our S&D, Eden and DSS businesses.
2.	In the fourth quarter of 2016, unrealized gains and losses associated with coffee hedges were included as adjustments to EBITDA, while certain realized gains and losses were not included as adjustments. In 2017, with the adoption of Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” management determined it was appropriate to include these realized and unrealized gains and losses as adjustments to EBITDA for the year ended December 31, 2016.

The following table summarizes our free cash flow and adjusted free cash flow for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively:

	For the Year Ended
(in millions of U.S. dollars)	December 30, 2017	December 31 2016	January 2, 2016
Net cash provided by operating activities from continuing operations	$176.0	$145.5	$131.1
Less: Additions to property, plant & equipment	(121.3)	(95.1)	(69.6)

Free Cash Flow	$54.7	$50.4	$61.5

Plus:
DSS integration capital expenditures	—	—	5.3
Acquisition and integration cash costs	23.6	18.6	13.9
Cash collateral [1]	—	—	(29.4)
Other adjustments	—	1.2	—

Adjusted Free Cash Flow	$78.3	$70.2	$51.3

1.	In connection with the acquisition of DSS, $29.4 million of cash was required to collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings under our ABL facility, and the cash collateral was included within prepaid and other current assets on our Consolidated Balance Sheet at January 3, 2015. After January 3, 2015, additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company and used to repay a portion of our outstanding ABL facility.

2017 versus 2016

Net revenue increased $646.5 million, or 39.8%, in 2017 from 2016. Excluding the impact of foreign exchange, net revenue increased $633.8 million, or 39.0%, due primarily to the additions of our S&D and Eden businesses, growth in volume and consumption, as well as increased pricing in our Route Based Services reporting segment, and strong coffee volume growth in our Coffee, Tea and Extract Solutions reporting segment.

2016 versus 2015

Net revenue increased $435.9 million, or 36.7%, in 2016 from 2015. Excluding the impact of foreign exchange and four additional shipping days in 2015 for DSS, net revenue increased $462.0 million, or 39.3%, due primarily to the additions of our S&D, Eden, and Aquaterra businesses.

Revenue, Net Results for Reporting Segments

2017 versus 2016

Route Based Services net revenue increased $277.4 million, or 22.7%, in 2017 from 2016, due primarily to the addition of our Eden business, growth in volume and consumption, increased pricing, and the impact of favorable foreign exchange rates. Excluding the impact of foreign exchange, net revenue increased $260.5 million, or 21.3%, from the prior year.

Coffee, Tea and Extract Solutions net revenue increased $374.2 million, or 164.1%, in 2017 from 2016, due primarily to having a full year of results for S&D in 2017 as compared to five months in the prior year, as well as strong coffee volume growth in 2017.

All Other net revenue decreased $5.1 million, or 3.0%, in 2017 from 2016. Excluding the impact of foreign exchange, net revenue decreased $0.9 million, or 0.5%, from the prior year.

2016 versus 2015

Route Based Services net revenue increased $203.1 million, or 19.9%, in 2016 from 2015. Excluding the impact of four additional shipping days in 2015 in our DSS business, net revenue increased $215.6 million, or 21.4%, due primarily to the incremental revenues from the additions of our Eden and Aquaterra businesses.

Coffee, Tea and Extract Solutions net revenue increased $228.0 million in 2016 from 2015, due primarily to the addition of our S&D business in the third quarter of the prior year.

All Other net revenue increased $4.8 million, or 2.9%, in 2016 from 2015. Excluding the impact of foreign exchange, net revenue increased $18.4 million, or 11.1%.

Cost of Sales

2017 versus 2016

Cost of sales increased to $1,142.0 million in 2017 compared to $773.1 million in 2016 due primarily to the additions of our S&D and Eden businesses and higher production costs in our DSS business. As a percentage of net revenue, cost of sales was 50.3% in 2017 compared to 47.6% in 2016.

2016 versus 2015

Cost of sales increased to $773.1 million in 2016 compared to $536.8 million in 2015 due primarily to the additions of our S&D, Eden and Aquaterra businesses. As a percentage of net revenue, cost of sales was 47.6% in 2016 compared to 45.2% in 2015.

Gross Profit

2017 versus 2016

Gross profit increased to $1,127.7 million in 2017 compared to $850.1 million in 2016 due primarily to the additions of our S&D and Eden businesses and growth in our DSS business. As a percentage of net revenue, gross profit was 49.7% in 2017 compared to 52.4% in 2016. The decrease in gross profit as a percentage of net revenue is due to our S&D business, which is a lower gross profit business.

2016 versus 2015

Gross profit increased to $850.1 million in 2016 compared to $650.5 million in 2015 due primarily to the additions of our S&D, Eden and Aquaterra businesses, partially offset by the impact of unfavorable foreign exchange rates and increased operational costs at our DSS business. As a percentage of net revenue, gross profit was 52.4% in 2016 compared to 54.8% in 2015. The decrease in gross profit as a percentage of net revenue is due to our S&D business, which is a lower gross profit business.

Selling, General and Administrative Expenses

2017 versus 2016

SG&A expenses increased to $1,042.7 million in 2017 compared to $806.2 million in 2016 due primarily to the additions of our S&D and Eden businesses. As a percentage of net revenue, SG&A expenses were 45.9% in 2017 compared to 49.7% in 2016.

2016 versus 2015

SG&A expenses increased to $806.2 million in 2016 compared to $608.4 million in 2015 due primarily to the additions of our S&D, Eden and Aquaterra businesses. As a percentage of net revenue, SG&A expenses were 49.7% in 2016 compared to 51.2% in 2015.

Acquisition and Integration Expenses

2017 versus 2016

Acquisition and integration expenses include costs directly related to integrating and reorganizing acquired businesses. Acquisition and integration expenses decreased to $25.9 million in 2017 compared to $27.8 million in 2016 due primarily to the reduction in costs with the integration of our S&D and Eden businesses. As a percentage of net revenue, acquisition and integration expenses were 1.1% in 2017 compared to 1.7% in 2016.

2016 versus 2015

Acquisition and integration expenses increased to $27.8 million in 2016 compared to $20.0 million in 2015 due primarily to the transaction costs in connection with the additions of our S&D, Eden and Aquaterra businesses. As a percentage of net revenue, acquisition and integration expenses were 1.7% in 2016 compared to 1.7% in 2015.

Operating Income

2017 versus 2016

Operating income was $48.9 million in 2017 compared to $9.5 million in 2016. Overall, operating income increased by $39.4 million, or 414.7% due primarily to the addition of the higher gross profit business of Eden, partially offset by increased SG&A expenses.

2016 versus 2015

Operating income was $9.5 million in 2016 compared to $17.9 million in 2015. Overall, operating income decreased by $8.4 million, or 46.9%, due primarily to increased SG&A expenses and increased acquisition and integration expenses, partially offset by the additions of the higher gross profit businesses of Eden and Aquaterra.

Other (Income) Expense, Net

2017 versus 2016

Other income, net was $3.0 million in 2017 compared to other expense, net of $5.6 million in 2016. The difference was due primarily to the increase of net gains on foreign currency transactions and the gain recognized upon the partial redemption of our DSS Notes in 2017 and unrealized losses on our commodity hedges in 2016.

2016 versus 2015

Other expense, net was $5.6 million in 2016 compared to other income, net of $12.8 million in 2015. The difference was due primarily to the reduction of net gains on foreign currency transactions and unrealized losses on our commodity hedges, partially offset by realized gains on our commodity hedges.

Interest Expense, Net

2017 versus 2016

Interest expense, net was $85.5 million in 2017 compared to $43.0 million in 2016. The increase was due primarily to the issuance of our 2025 Notes in the first quarter of 2017 and having a full year of interest expense in 2017 associated with our 2024 Notes.

2016 versus 2015

Interest expense, net was $43.0 million in 2016 compared to $30.1 million in 2015. The increase was due primarily to interest on our 2024 Notes issued in the second quarter of 2016.

Income Taxes

2017 versus 2016

Income tax benefit was $30.0 million in 2017 compared to income tax expense of $21.2 million in 2016. The effective income tax rate was 89.3% in 2017 compared to (54.2%) in 2016. The income tax benefit in 2017 was due primarily to the change in the U.S. federal enacted tax rate in 2017. The income tax expense in 2016 was due primarily to the Canadian valuation allowance recorded in the third quarter of 2016 and the U.S. federal valuation allowance recorded in the fourth quarter of 2016. The effective tax rate differs from the Canadian statutory rate primarily due to: (a) the change in the U.S. federal enacted tax rate in 2017; (b) significant permanent differences for which we have recognized a tax benefit; (c) income in tax jurisdictions with lower statutory tax rates than Canada; and (d) losses in tax jurisdictions with existing valuation allowances.

2016 versus 2015

Income tax expense was $21.2 million in 2016 compared to income tax benefit of $15.1 million in 2015. The effective income tax rate was (54.2%) in 2016 compared to (2,516.7%) in 2015. The effective rate increase in 2016 was due primarily to the Canadian valuation allowance recorded in the third quarter of 2016 and the U.S. federal valuation allowance recorded in the fourth quarter of 2016. The effective tax rate differs from the Canadian statutory rate primarily due to: (a) the Canadian valuation allowance recorded in the third quarter of 2016 and the U.S. federal valuation allowance recorded in the fourth quarter of 2016; (b) significant permanent differences for which we have recognized a tax benefit; (c) income in tax jurisdictions with lower statutory tax rates than Canada; and (d) losses in tax jurisdictions with existing valuation allowances.

Liquidity and Capital Resources

The following table summarizes our cash flows for 2017, 2016 and 2015 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
(in millions of U.S. dollars)
Net cash provided by operating activities from continuing operations	$176.0	$145.5	$131.1
Net cash used in investing activities from continuing operations	(153.6)	(1,052.6)	(66.6)
Net cash provided by (used in) financing activities from continuing operations	596.5	807.1	(37.5)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	102.7	124.3	123.5
Net cash used in investing activities from discontinued operations	(44.7)	(44.0)	(33.1)
Net cash (used in) provided by financing activities from discontinued operations	(643.4)	68.6	(122.6)
Effect of exchange rate changes on cash	6.3	(7.9)	(3.9)

Net increase (decrease) in cash, cash equivalents and restricted cash	39.8	41.0	(9.1)
Cash, cash equivalents and restricted cash, beginning of period	118.1	77.1	86.2

Cash & cash equivalents, end of period	157.9	118.1	77.1
Cash & cash equivalents from discontinued operations, end of period	66.0	40.0	55.3

Cash & cash equivalents from continued operations, end of period	$91.9	$78.1	$21.8

Operating Activities

Cash provided by operating activities from continuing operations was $176.0 million in 2017 compared to $145.5 million in 2016 and $131.1 million in 2015. The $30.5 million increase in 2017 compared to 2016 was due primarily to the decrease in net loss from continuing operations, partially offset by the change in working capital account balances relative to the prior year resulting from timing of inventory purchases and payments of interest on our 2024 Notes.

The $14.4 million increase in 2016 compared to 2015 was due primarily to the timing of accounts receivable receipts and accounts payable payments relative to the prior year, partially offset by the release of cash collateral held by third parties in the prior year.

Investing Activities

Cash used in investing activities from continuing operations was $153.6 million in 2017 compared to $1,052.6 million in 2016 and $66.6 million in 2015. The $899.0 million decrease in 2017 compared to 2016 was due primarily to the cash used in the acquisitions of our S&D, Eden and Aquaterra businesses in the prior year, partially offset by an increase in additions to property, plant and equipment relative to the prior year.

The $986.0 million increase in 2016 compared to 2015 was due primarily to the cash used to acquire the S&D, Eden and Aquaterra businesses and an increase in purchases of property, plant and equipment, partially offset by cash provided by the receipt of proceeds from the Sale-Leaseback Transaction in the comparable prior year.

Financing Activities

Cash provided by financing activities from continuing operations was $596.5 million in 2017 compared to $807.1 million in 2016 and cash used in financing activities from continuing operations of $37.5 million in 2015. The $210.6 million decrease in 2017 compared to 2016 was due primarily to the receipt of net proceeds from the issuance of common shares and the 2024 Notes in the prior year, partially offset by the issuance of the 2025 Notes and the partial redemption of the DSS Notes.

The $844.6 million increase in cash provided by financing activities from continuing operations in 2016 compared to 2015 was due primarily to the receipt of the net proceeds from the March 2016 Offering and the June 2016 Offering, proceeds received from the issuance of the 2024 Notes, and an increase in borrowings under our ABL facility, net of payments.

Financial Liquidity

As of December 30, 2017, we had $2,287.0 million of debt and $91.9 million of cash and cash equivalents compared to $2,199.0 million of debt and $78.1 million of cash and cash equivalents as of December 31, 2016. On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds to (i) retire $525.0 million aggregate principal amount of our 2022 Notes, (ii) retire the remaining $250.0 million aggregate principal amount of our DSS Notes, (iii) repay the $262.5 million outstanding balance on our ABL facility, and (iv) repay $1.9 million in aggregate principal outstanding on our GE Term Loan.

We believe that our level of resources, which includes cash on hand, available borrowings under our ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. The ABL facility is secured by substantially all of our assets and those of the respective guarantor subsidiaries. If the ABL facility were to become currently due, the lenders may have the right to foreclose on such assets. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

Our ABL facility and debt capital markets transactions are described under “Debt” below.

In June 2016, we completed the June 2016 Offering for gross proceeds to us of approximately $230.1 million. We incurred $9.2 million of underwriter commissions and $1.1 million in professional fees in connection with the June 2016 Offering. The net proceeds of the June 2016 Offering were used to repay borrowings under our ABL facility, to finance the S&D Acquisition and for general corporate purposes.

In March 2016, we completed the March 2016 Offering for gross proceeds to us of approximately $150.6 million. We incurred $6.0 million of underwriter commissions and $0.8 million in professional fees the March 2016 Offering. The net proceeds of the March 2016 Offering were used to repay borrowings under our ABL facility and for general corporate purposes.

In 2017, we declared a dividend of $0.06 per common share each quarter for an aggregate dividend payment of approximately $33.7 million.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of December 30, 2017.

Contractual Obligations

The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 30, 2017:

		Payments due by period
(in millions of U.S. dollars)	Total	2018	2019	2020	2021	2022	Thereafter
10.000% senior notes due in 2021 [1]	250.0	—	—	—	250.0	—	—
5.375% senior notes due in 2022 [1]	525.0	—	—	—	—	525.0	—
5.500% senior notes due in 2024	539.1	—	—	—	—	—	539.1
5.500% senior notes due in 2025	750.0	—	—	—	—	—	750.0
ABL facility [2]	220.3	220.3	—	—	—	—	—
GE Term Loan [3]	2.0	2.0	—	—	—	—	—
Capital leases and other long-term debt	7.2	3.1	1.8	1.0	0.6	0.4	0.3
Interest expense [4]	536.5	75.2	70.8	75.1	74.9	70.7	169.8
Operating leases	266.7	45.9	39.6	32.7	26.9	22.7	98.9
Pension obligations	10.0	0.8	0.8	0.8	0.7	0.7	6.2
Purchase obligations [5]	135.5	130.2	2.7	1.7	0.9	—	—

Total [6]	$3,242.3	$477.5	$115.7	$111.3	$354.0	$619.5	$1,564.3

1.	On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to redeem the remaining aggregate principal amount of the DSS Notes and the 2022 Notes.
2.	The ABL facility is considered a current liability. As of December 30, 2017, we had $220.3 million of outstanding borrowings under the ABL facility. These borrowings were repaid on January 30, 2018 with proceeds from the Transaction.
3.	In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at a 5.23% interest rate. On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to repay the outstanding balance of the GE Term Loan.
4.	Interest expense includes fixed interest for one month on the DSS Notes, the 2022 Notes, the GE Term Loan and the ABL facility, and a full year of fixed interest on the 2024 Notes, the 2025 Notes, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.
5.	Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
6.	The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $16.2 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt

Our total debt as of December 30, 2017 and December 31, 2016 was as follows:

	December 30, 2017			December 31, 2016
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
6.750% senior notes due in 2020	$—	—	$—	$625.0	$9.3	$615.7
10.000% senior notes due in 2021 [1]	269.9	—	269.9	384.2	—	384.2
5.375% senior notes due in 2022	525.0	6.0	519.0	525.0	7.1	517.9
5.500% senior notes due in 2024	539.1	9.5	529.6	474.1	9.8	464.3
5.500% senior notes due in 2025	750.0	11.0	739.0	—	—	—
ABL facility	220.3	—	220.3	207.0	—	207.0
GE Term Loan	2.0	—	2.0	4.3	0.2	4.1
Other debt financing	0.8	—	0.8	—	—	—
Capital leases	6.4	—	6.4	5.8	—	5.8

Total debt	2,313.5	26.5	2,287.0	2,225.4	26.4	2,199.0
Less: Short-term borrowings and current debt:
ABL facility	220.3	—	220.3	207.0	—	207.0

Total short-term borrowings required to be repaid or extinguished as part of divestiture	220.3	—	220.3	207.0	—	207.0
GE Term Loan - current maturities	2.0	—	2.0	2.3	—	2.3
Other debt financing	0.8	—	0.8	—	—	—
Capital leases - current maturities	2.3	—	2.3	2.9	—	2.9

Total current debt	225.4	—	225.4	212.2	—	212.2
Less: Debt required to be repaid or extinguished as part of divestiture
6.750% senior notes due in 2020	—	—	—	625.0	9.3	615.7
5.375% senior notes due in 2022	525.0	6.0	519.0	525.0	7.1	517.9
GE Term Loan	—	—	—	2.0	0.2	1.8

Total debt to be required to be repaid or extinguished as part of divestiture	525.0	6.0	519.0	1,152.0	16.6	1,135.4

Total long-term debt	$1,563.1	$20.5	$1,542.6	$861.2	$9.8	$851.4

1.	The outstanding aggregate principal amount and unamortized premium of our DSS Notes was $250.0 million and $19.9 million at December 30, 2017, and $350.0 million and $34.2 million at December 31, 2016, respectively.

Asset-Based Lending Facility

We had an ABL facility with JPMorgan Chase Bank N.A. as Agent since 2008 to provide financing for our operations. We have amended and refinanced the ABL facility from time to time and incurred related financing fees, $12.4 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.

As of December 30, 2017, we had $220.3 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $46.0 million of letters of credit, was $233.7 million as of December 30, 2017. The weighted average effective interest rate at December 30, 2017 on our outstanding LIBOR loans was 3.1%. The effective interest rates are based on our aggregate availability.

On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to repay in full our $262.5 million outstanding balance on the ABL facility. Additionally, we amended and restated the Amended and Restated Credit Agreement. The ABL facility, as amended and restated, provides us with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. Cott and its subsidiaries, Cott Holdings Inc., DSS, S&D, Aimia and Aquaterra, are borrowers under the ABL facility. The ABL facility is a revolving facility of up to $250.0 million with a maturity date of August 3, 2021. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement. Subject to certain conditions, the ABL facility may be increased up to an additional $100.0 million at our option if lenders agree to increase their commitments. The debt under the ABL facility is guaranteed by most of our U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of our Dutch subsidiaries.

5.500% Senior Notes due in 2025

On March 22, 2017, we issued $750.0 million of our 2025 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by our wholly-owned subsidiary Cott Holdings Inc., and most of our U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017. The proceeds of the 2025 Notes were used to redeem in full the 2020 Notes, redeem $100.0 million aggregate principal amount of our DSS Notes and to pay related fees and expenses.

We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2025 Notes.

5.500% Senior Notes due in 2024

In June 2016, we issued €450.0 million (U.S. $539.1 million at the exchange rate in effect on December 30, 2017) of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A and Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the Eden Acquisition, we assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of our U.S., Canadian, U.K. Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the Eden Acquisition and to pay related fees and expenses.

We incurred approximately $11.3 million of financing fees for the issuance of the 2024 Notes and $11.0 million of bridge financing commitment fees and professional fees in connection with the Eden Acquisition. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were recorded in SG&A expenses for the year ended December 31, 2016 in our Consolidated Statement of Operations.

5.375% Senior Notes due in 2022

In June 2014, we issued $525.0 million of 5.375% senior notes due 2022. The issuer of the notes was our wholly-owned U.S. subsidiary Cott Beverages Inc. (“CBI”), and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the obligations.

We incurred $9.6 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees were being amortized using the effective interest method over an eight-year period, which represented the term to maturity of the 2022 Notes.

On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to redeem in full the 2022 Notes. The redemption of the 2022 Notes included $21.2 million in premium payments and $2.2 million in accrued interest.

10.00% Senior Notes due in 2021

In August 2013, DSS (formerly DS Waters of America, Inc.) issued $350.0 million of 10.00% senior secured notes. In connection with the acquisition of DSS, our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries became guarantors of the obligations.

The DSS Notes were recorded at their fair value of $406.0 million as part of the acquisition of DSS. The difference between the fair value and the principal amount of $350.0 million was being amortized as a component of interest expense over the remaining contractual term of the DSS Notes. We incurred approximately $26.5 million of consent solicitation fees and bridge financing commitment fees.

On May 5, 2017, we used a portion of the proceeds from the issuance of the 2025 Notes to redeem $100.0 million in aggregate principal amount of the DSS Notes. The partial redemption of the DSS Notes included $7.7 million in premium payments, accrued interest of $1.8 million and the write-off of $9.2 million of unamortized premium.

On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to redeem all of the remaining $250.0 million aggregate principal amount of the DSS Notes. The redemption of the 2022 Notes included $12.5 million in premium payments, and $10.3 million in accrued interest.

6.75% Senior Notes due in 2020

In December 2014, we issued $625.0 million of 6.75% senior notes due 2020. The issuer of the notes was our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the obligations.

We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes. The financing fees were being amortized using the effective interest method over a five-year period, which represented the term to maturity of the 2020 Notes.

On April 5, 2017 and March 22, 2017, we used a portion of the proceeds from the issuance of the 2025 Notes to purchase $422.7 million and $202.3 million in aggregate principal amount of the 2020 Notes. The redemption of the 2020 Notes included $14.3 million and $7.1 million in premium payments, accrued interest of $7.4 million and $3.1 million, the write-off of $5.8 million and $2.9 million in deferred financing fees, and other costs of $0.1 million.

GE Term Loan

In 2008, we entered into a capital lease finance arrangement with GE Capital for the lease of equipment. In 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at 5.23% interest.

On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to pay the remaining $1.9 million outstanding balance of the GE Term Loan.

Credit Ratings and Covenant Compliance

Credit Ratings

Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.

As of December 30, 2017, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s
Corporate credit rating	B1	B
2024 Notes	B2	B
2025 Notes	B2	B
Outlook	Stable	Positive

On January 30, 2018, in connection with the closing of the Transaction, Moody’s upgraded its rating on our senior unsecured notes to ‘B1’ from ‘B2’.

Any downgrade of our credit ratings by either Moody’s or S&P could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.

Covenant Compliance

Indentures governing our outstanding notes

Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 30, 2017, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 30, 2017, the minimum fixed charge coverage ratio of 1.0 to 1.0 was effective if and when aggregate availability was less than the greater of 10% of the lenders’ commitments under the ABL facility or $37.5 million. If excess availability was less than the greater of 10% of the aggregate availability under the ABL facility or $37.5 million, the lenders would take dominion over the cash and would apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of December 30, 2017.

On January 30, 2018, in connection with the closing of the Transaction, we amended and restated the Amended and Restated Credit Agreement, dated as of August 3, 2016, as amended, that governed our prior ABL facility. Under the credit agreement governing the ABL facility, as amended and restated, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million. Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default exists or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility.

Issuer Purchases of Equity Securities

During the fourth quarter of 2017, we did not repurchase any of our common shares.

Tax Withholding

During 2017, 277,338 shares (2016—408,744; 2015—91,934) of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards.

Capital structure

Since December 31, 2016, equity has increased by $11.9 million. The increase was due primarily to share-based compensation costs of $22.9 million and currency translation adjustments of $27.2 million, partially offset by common share dividend payments of $33.7 million and distributions to non-controlling interests of $7.7 million.

Dividend payments

Common Share Dividend

The board of directors declared a quarterly dividend of $0.06 per common share in each quarter during 2017 and 2016 for an aggregate dividend payment of approximately $33.7 million and $31.7 million, respectively. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the board of directors may deem relevant from time to time.

Preferred Share Dividend

The terms of the Preferred Shares required us to pay a quarterly dividend to the holders of the Preferred Shares. Prior to their redemption in June 2015, we paid approximately $5.9 million in dividends to the holders of record of the Preferred Shares.

Equity-Based Plans

In 2015, with the approval of our shareowners, we (i) amended the Amended and Restated Cott Corporation Equity Incentive Plan (the “Equity Incentive Plan”) to, among other things, increase the number of shares that may be issued under the Equity Incentive Plan, and (ii) adopted the Cott Corporation Employee Share Purchase Plan (the “ESPP”) to provide eligible employees of the Company and its designated subsidiaries with an opportunity to acquire an ownership interest in the Company through the purchase of Company common shares via payroll deductions.

We also adopted the Cott Corporation Dividend Reinvestment Plan in 2015, which allows eligible shareowners to acquire additional common shares via reinvestment of cash dividends paid by us.

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

Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 24.7% of 2017 revenue and 20.0% of 2016 revenue, and are concentrated principally in the United Kingdom, Canada, and Europe. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Euro for the year ended December 30, 2017, would result in our revenues in 2017 changing by $56.1 million and our gross profit in 2017 changing by $32.3 million. This change would be material to our cash flows and our results of operations.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $220.3 million of ABL borrowings outstanding as of December 30, 2017, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $46.0 million of outstanding letters of credit) would result in additional interest expense of approximately $2.2 million. The weighted average interest rate of our outstanding ABL facility at December 30, 2017 was 3.1%.

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

The information below summarizes our market risks associated with long-term debt obligations as of December 30, 2017. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of December 30, 2017.

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding debt balance	Weighted average interest rate
Debt maturing in:
2018	$225.4	3.1%
2019	1.8	7.0%
2020	1.0	7.3%
2021 [1]	250.6	10.0%
2022 [1]	525.4	5.4%
Thereafter	1,289.4	5.6%

Total	$2,293.6

1.	Includes $525.0 million and $250.0 million aggregate principal amount of our 2022 Notes and DSS Notes. On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds to redeem or repay these amounts.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of resin for PET, HDPE and polycarbonate bottles, tea, and green coffee. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities, as well as derivative financial instruments. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $36.5 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2017 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2017, and concluded that it was effective as of December 30, 2017.

The effectiveness of our internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy circular for the 2018 Annual and Special Meeting of Shareowners, which is expected to be filed within 120 days after December 30, 2017 (the “2018 Proxy Circular”). The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our 2018 Proxy Circular. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

The Audit Committee of our board of directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.cott.com. The members of the Audit Committee are Graham Savage (Chairman), Gregory Monahan and Kenneth C. Keller Jr. As required by the NYSE rules, the board has determined that each member of the Audit Committee is independent, financially literate and that Mr. Savage qualifies as an “audit committee financial expert” within the meaning of the rules of the U.S. Securities and Exchange Commission.

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

Section 16(a) Beneficial ownership reporting compliance

The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2018 Proxy Circular.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” section of our 2018 Proxy Circular.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2018 Proxy Circular.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2018 Proxy Circular.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Public Accounting Firm” section of our 2018 Proxy Circular.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this report are as follows:

1. Financial Statements

The consolidated financial statements and accompanying report of a registered independent public accounting firm are listed in the “Index to Consolidated Financial Statements” and are filed as part of this report.

2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 30, 2017, December  31, 2016 and January 2, 2016 – Page F-54

3. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of June 7, 2016, by and among Hydra Luxembourg Holdings S.à.r.l., Carbon Acquisition Co B.V. and Cott Corporation	8-K	2.1	6/7/16	001-31410

2.2	SPA Deed of Amendment, dated as of August 1, 2016, by and among Hydra Luxembourg Holdings S.à.r.l., Carbon Acquisition Co B.V. and Cott Corporation	8-K	2.1	8/2/16	001-31410

2.3	Stock and Membership Interest Purchase Agreement, dated as of August 3, 2016, by and among Cott Corporation, Sip Acquisition Company, S&D Coffee Holding Company, Alan P. Davis and E. Rhyne Davis, as Sellers’ Representative, and each of the Sellers party thereto	8-K	2.1	8/4/16	001-31410

2.4	Share Purchase Agreement, dated as of July 24, 2017, by and among Cott Corporation, Refresco Group N.V., Refresco US Holdings Inc. and certain other parties thereto	8-K	2.1	7/24/17	001-31410

3.1	Articles of Amalgamation of Cott Corporation	10-K	3.1	2/28/07	001-31410

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation	8-K	3.1	12/15/14	001-31410

3.3	Second Amended and Restated By-law No. 2002-1 of Cott Corporation, as amended	10-Q	3.2	5/8/14	001-31410

4.1	Indenture, dated as of December 12, 2014, governing the 6.75% Senior Notes due 2020, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent	8-K	4.3	12/15/14	001-31410

4.2	Form of 6.75% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.1).	8-K	4.3	12/15/14	001-31410

4.3	(First) Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee in connection with the 6.75% Senior Notes due 2020	8-K	4.1	6/26/15	001-31410

4.4	Form of Amended and Restated Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among Cott Corporation, DS Services of America, Inc., DS Services Holdings, Inc., the other guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee and Collateral Agent	8-K	4.6	12/15/14	001-31410

4.5	Indenture, dated as of June 24, 2014, governing the 5.375% Senior Notes due 2022, by and among the Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent	8-K	4.1	6/25/14	001-31410

4.6	Form of 5.375% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.5).	8-K	4.1	6/25/14	001-31410

4.7	Third Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022	8-K	4.1	6/25/15	001-31410

4.8	Indenture, dated as of June 30, 2016, by and among Cott Finance Corporation, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent, governing the 5.50% Senior Notes due 2024	8-K	4.1	6/30/16	001-31410

4.9	Form of 5.50% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.9).	8-K	4.1	6/30/16	001-31410

4.10	Indenture, dated as of March 22, 2017, by and among Cott Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent, governing the 5.500% Senior Notes due 2025	8-K	4.1	3/22/17	001-31410

4.11	Form of 5.500% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.10).	8-K	4.1	3/22/17	001-31410

10.1[1]	Amendment and Restatement Agreement, dated as of August 3, 2016, to the Credit Agreement dated as of August 17, 2010, as amended, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC, DS Services of America, Inc. and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK security trustee, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto	10-Q	10.4	8/9/16	001-31410

10.2	Second Amendment and Restatement Agreement, dated as of January 30, 2018, to the Credit Agreement dated as of August 17, 2010, as amended, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC, DS Services of America, Inc. and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK security trustee, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto	8-K	10.2	2/2/18	001-31410

10.3[2]	Employment Offer Letter to Jerry Fowden dated February 18, 2009	8-K	10.1	2/24/09	001-31410

10.4[2]	Employment Offer Letter to Jay Wells dated January 14, 2012	10-Q	10.1	5/7/12	001-31410

10.5[2]	First Amended and Restated Employment Agreement, dated as of December 16, 2014, between DS Services of America, Inc. and Thomas J. Harrington	10-K	10.23	3/4/15	001-31410

10.6[2]	Employment Offer Letter to Ron Hinson dated November 6, 2017	10-Q	10.1	11/9/17	001-31410

10.7[2]	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010	10-Q	10.1	5/12/10	001-31410

10.8[2]	Employment Offer Letter to Jason Ausher dated May 6, 2015	10-Q	10.2	8/5/15	001-31410

10.9[2]	Employment Offer Letter to Bradley Goist dated April 22, 2016	10-Q	10.2	8/9/16	001-31410

10.10[2]	Employment Offer Letter to Michael Creamer dated April 16, 2007	10-K	10.19	3/11/09	001-31410

10.11[2]	Employment Offer Letter to Steve Erdman dated March 17, 2017					*

10.12[2]	Employment Offer Letter to Carlos Baila dated September 17, 2012	10-K	10.24	2/27/13	001-31410

10.13[2]	Separation Agreement and General Release by and between Cott Corporation and Carlos Baila, dated January 30, 2018	8-K	10.2	2/2/18	001-31410

10.14[2]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009	8-K	10.2	2/24/09	001-31410

10.15[2]	Amended and Restated Cott Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/28/13	001-31410

10.16[2]	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/26/15	001-31410

10.17[2]	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan	10-Q	10.3	8/9/16	001-31410

10.18[2]	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan	10-K	10.22	2/29/16	001-31410

10.19[2]	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan	10-K	10.23	2/29/16	001-31410

10.20[2]	Form of Nonqualified Stock Option Agreement under the Amended and Restated Cott Corporation Equity Incentive Plan	10-K	10.24	2/29/16	001-31410

10.21[1]	Supply Agreement executed December 21, 2010, effective January 1, 2011 between Crown Cork & Seal USA, Inc. and Cott Corporation	10-K/A	10.34	1/31/12	001-31410

10.22[1]	Amendments to Supply Agreement dated November 20, 2015 between Crown Cork & Seal USA, Inc. and Cott Corporation	10-K/A	10.26	4/18/16	001-31410

21.1	List of Subsidiaries of Cott Corporation					*

23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2017	*

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2017.	*

32.1[3]	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2017.

32.2[3]	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2017.

1.	Confidential treatment has been granted for portions of this exhibit.
2.	Indicates a management contract or compensatory plan.
3.	Furnished herewith.

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
Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ JERRY FOWDEN Jerry Fowden Chief Executive Officer, Director (Principal Executive Officer) Date: February 28, 2018	/S/ BETTY JANE HESS Betty Jane Hess Director Date: February 28, 2018

/S/ JAY WELLS Jay Wells Chief Financial Officer (Principal Financial Officer) Date: February 28, 2018	/S/GREGORY MONAHAN Gregory Monahan Director Date: February 28, 2018

/S/ JASON AUSHER Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: February 28, 2018	/S/ MARIO PILOZZI Mario Pilozzi Director Date: February 28, 2018

/S/ DAVID T. GIBBONS David T. Gibbons Chairman, Director Date: February 28, 2018	/S/ ANDREW PROZES Andrew Prozes Director Date: February 28, 2018

/S/ KENNETH C. KELLER JR Kenneth C. Keller Jr Director Date: February 28, 2018	/S/ GRAHAM SAVAGE Graham Savage Director Date: February 28, 2018

/S/ STEPHEN H. HALPERIN Stephen H. Halperin Director Date: February 28, 2018	/S/ ERIC ROSENFELD Eric Rosenfeld Director Date: February 28, 2018

COTT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cott Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cott Corporation and its subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 30, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Certified Public Accountants

Tampa, Florida

February 28, 2018

We have served as the Company’s auditor since 2007.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except share and per share amounts)

	For the Year Ended
	December 30,	December 31,	January 2,
	2017	2016	2016
Revenue, net	$2,269.7	$1,623.2	$1,187.3
Cost of sales	1,142.0	773.1	536.8

Gross profit	1,127.7	850.1	650.5
Selling, general and administrative expenses	1,042.7	806.2	608.4
Loss on disposal of property, plant & equipment, net	10.2	6.6	4.2
Acquisition and integration expenses	25.9	27.8	20.0

Operating income	48.9	9.5	17.9
Other (income) expense, net	(3.0)	5.6	(12.8)
Interest expense, net	85.5	43.0	30.1

(Loss) income from continuing operations before income taxes	(33.6)	(39.1)	0.6
Income tax (benefit) expense	(30.0)	21.2	(15.1)

Net (loss) income from continuing operations	$(3.6)	$(60.3)	$15.7
Net income (loss) from discontinued operations, net of income taxes (Note 2)	10.7	(11.2)	4.9

Net income (loss)	$7.1	$(71.5)	$20.6
Less: Net income attributable to non-controlling interests - discontinued operations	8.5	6.3	6.1
Less: Accumulated dividends on convertible preferred shares - continued operations	—	—	4.5
Less: Accumulated dividends on non-convertible preferred shares - continued operations	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares - continued operations	—	—	12.0

Net loss attributable to Cott Corporation	$(1.4)	$(77.8)	$(3.4)

Net (loss) income per common share attributable to
Cott Corporation
Basic:
Continuing operations	$(0.03)	$(0.47)	$(0.02)
Discontinued operations	$0.02	$(0.14)	$(0.01)
Net income (loss)	$(0.01)	$(0.61)	$(0.03)
Diluted:
Continuing operations	$(0.03)	$(0.47)	$(0.02)
Discontinued operations	$0.02	$(0.14)	$(0.01)
Net income (loss)	$(0.01)	$(0.61)	$(0.03)
Weighted average common shares outstanding (in thousands)
Basic	139,078	128,290	103,037
Diluted	139,078	128,290	103,037
Dividends declared per common share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions of U.S. dollars)

	For the Year Ended
	December 30,	December 31,	January 2,
	2017	2016	2016
Net income (loss)	$7.1	$(71.5)	$20.6
Other comprehensive income (loss):
Currency translation adjustment	27.2	(42.0)	(23.0)
Pension benefit plan, net of tax [1]	(2.4)	(4.3)	2.3
Unrealized (loss) gain on derivative instruments, net of tax [2]	(1.3)	4.6	(4.9)

Total other comprehensive income (loss)	23.5	(41.7)	(25.6)

Comprehensive income (loss)	$30.6	$(113.2)	$(5.0)
Less: Comprehensive income attributable to non-controlling interests	8.5	6.3	6.4
Less: Accumulated dividends on convertible preferred shares	—	—	4.5
Less: Accumulated dividends on non-convertible preferred shares	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	—	—	12.0

Comprehensive income (loss) attributed to Cott Corporation	$22.1	$(119.5)	$(29.3)

1.	Net of the effect of a $0.6 million tax benefit, $0.3 million tax benefit and $1.0 million tax expense for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.
2.	Net of the effect of a $2.5 million tax benefit for the year ended January 2, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars, except share amounts)

	December 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash & cash equivalents	$91.9	$78.1
Accounts receivable, net of allowance of $7.8 ($6.3 as of December 31, 2016)	285.0	276.7
Inventories	127.6	124.6
Prepaid expenses and other current assets	20.7	22.1
Current assets of discontinued operations	408.7	351.7

Total current assets	933.9	853.2
Property, plant & equipment, net	584.2	581.8
Goodwill	1,104.7	1,048.3
Intangible assets, net	751.1	759.0
Deferred tax assets	2.3	—
Other long-term assets, net	39.4	30.5
Long-term assets of discontinued operations	677.5	666.9

Total assets	$4,093.1	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings required to be repaid or extinguished as part of divestiture	$220.3	$207.0
Current maturities of long-term debt	5.1	5.2
Accounts payable and accrued liabilities	412.9	368.0
Current liabilities of discontinued operations	295.1	229.9

Total current liabilities	933.4	810.1
Long-term debt	1,542.6	851.4
Debt required to be repaid or extinguished as part of divestiture	519.0	1,135.4
Deferred tax liabilities	98.4	155.0
Other long-term liabilities	68.2	75.4
Long-term liabilities of discontinued operations	45.8	38.6

Total liabilities	3,207.4	3,065.9
Commitments and contingencies - Note 18
Equity
Common shares, no par - 139,488,805 shares issued (December 31, 2016 - 138,591,100 shares issued)	917.1	909.3
Additional paid-in-capital	69.1	54.2
(Accumulated deficit) retained earnings	(12.2)	22.9
Accumulated other comprehensive loss	(94.4)	(117.9)

Total Cott Corporation equity	879.6	868.5
Non-controlling interests	6.1	5.3

Total equity	885.7	873.8

Total liabilities and equity	$4,093.1	$3,939.7

Approved by the Board of Directors:

/s/ Graham Savage

Director

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	For the Year Ended
	December 30,	December 31,	January 2,
	2017	2016	2016
Cash flows from operating activities of continuing operations:
Net income (loss)	$7.1	$(71.5)	$20.6
Net income (loss) from discontinued operations, net of income taxes	10.7	(11.2)	4.9

Net (loss) income from continuing operations	(3.6)	(60.3)	15.7
Adjustments to reconcile net (loss) income from continuing operations to cash flows provided by operating activities:
Depreciation & amortization	188.6	151.1	128.3
Amortization of financing fees	1.9	0.5	—
Amortization of senior notes premium	(5.1)	(5.9)	(5.6)
Share-based compensation expense	17.5	7.0	7.6
(Benefit) provision for deferred income taxes	(33.9)	19.9	(22.0)
Unrealized commodity hedging (gain) loss, net	(0.3)	9.7	—
Gain on extinguishment of debt, net	(1.5)	—	—
Loss on disposal of property, plant & equipment, net	10.2	6.6	4.2
Other non-cash items	1.9	9.7	(9.1)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8.0)	(3.1)	(3.8)
Inventories	(2.0)	12.9	1.0
Prepaid expenses and other current assets	0.9	(4.6)	1.7
Other assets	2.1	(1.3)	(3.3)
Accounts payable and accrued liabilities and other liabilities	7.3	3.3	16.4

Net cash provided by operating activities from continuing operations	176.0	145.5	131.1

Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(35.5)	(959.4)	(24.0)
Additions to property, plant & equipment	(121.3)	(95.1)	(69.6)
Additions to intangible assets	(5.6)	(4.2)	(3.0)
Proceeds from sale of property, plant & equipment and sale-leaseback	7.8	5.7	30.0
Other investing activities	1.0	0.4	—

Net cash used in investing activities from continuing operations	(153.6)	(1,052.6)	(66.6)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(101.5)	(0.5)	—
Issuance of long-term debt	750.0	498.7	—
Premiums and costs paid upon extinguishment of long-term debt	(7.7)	—	—
Issuance of common shares	3.5	366.8	143.1
Financing fees	(11.1)	(10.1)	—
Preferred shares repurchased and cancelled	—	—	(148.8)
Common shares repurchased and cancelled	(3.8)	(5.7)	(0.8)
Dividends paid to common and preferred shareholders	(33.4)	(31.4)	(31.0)
Payment of contingent consideration for acquisitions	—	(10.8)	—
Other financing activities	0.5	0.1	—

Net cash provided by (used in) financing activities from continuing operations	596.5	807.1	(37.5)

Cash flows from discontinued operations:
Operating activities of discontinued operations	102.7	124.3	123.5
Investing activities of discontinued operations	(44.7)	(44.0)	(33.1)
Financing activities of discontinued operations	(643.4)	68.6	(122.6)

Net cash (used in) provided by discontinued operations	(585.4)	148.9	(32.2)

Effect of exchange rate changes on cash	6.3	(7.9)	(3.9)

Net increase (decrease) in cash & cash equivalents and restricted cash	39.8	41.0	(9.1)
Cash & cash equivalents and restricted cash, beginning of period	118.1	77.1	86.2

Cash & cash equivalents, end of period	157.9	118.1	77.1
Cash & cash equivalents of discontinued operations, end of period	66.0	40.0	55.3

Cash & cash equivalents from continuing operations, end of period	$91.9	$78.1	$21.8

Supplemental Non-cash Investing and Financing Activities:
Additions to property, plant & equipment through accounts payable and accrued liabilities and other liabilities	$10.9	$3.1	$0.7
Accrued deferred financing fees	0.6	0.5	—
Dividends payable issued through accounts payable and other accrued liabilities	0.3	0.3	—
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$81.6	$48.5	$34.9
Cash paid for income taxes, net	1.9	3.3	2.5

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of U.S. dollars, except share amounts)

	Cott Corporation Equity
	Number of			Retained	Accumulated
	Common		Additional	Earnings	Other	Non-
	Shares	Common	Paid-in-	(Accumulated	Comprehensive	Controlling	Total
	(In thousands)	Shares	Capital	deficit)	Loss	Interests	Equity
Balance at January 3, 2015	93,073	$388.3	$46.6	$158.1	$(51.0)	$6.9	$548.9
Common shares repurchased and cancelled	(92)	(0.8)	—	—	—	—	(0.8)
Common shares issued - Equity Incentive Plan	488	2.5	(2.0)	—	—	—	0.5
Common shares issued - Equity issuance	16,215	144.6	—	—	—	—	144.6
Common shares issued - Dividend reinvestment plan	11	0.1	—	—	—	—	0.1
Share-based compensation	—	—	10.3	—	—	—	10.3
Common shares dividend	—	—	—	(25.1)	—	—	(25.1)
Redemption of preferred shares	—	—	—	(12.0)	—	—	(12.0)
Distributions to non-controlling interests	—	—	—	—	—	(8.5)	(8.5)
Purchase of subsidiary shares from non-controlling interest	—	—	(3.7)	—	0.7	1.8	(1.2)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(23.3)	0.3	(23.0)
Pension benefit plan, net of tax	—	—	—	—	2.3	—	2.3
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(4.9)	—	(4.9)
Preferred shares dividend	—	—	—	(5.9)	—	—	(5.9)
Net income	—	—	—	14.5	—	6.1	20.6

Balance at January 2, 2016	109,695	$534.7	$51.2	$129.6	$(76.2)	$6.6	$645.9

Cumulative effect adjustment	—	—	—	2.8	—	—	2.8
Common shares repurchased and cancelled	(409)	(5.7)	—	—	—	—	(5.7)
Common shares issued - Equity Incentive Plan	1,327	15.1	(6.2)	—	—	—	8.9
Common shares issued - Equity issuance	27,853	363.6	—	—	—	—	363.6
Common shares issued - Dividend Reinvestment Plan	23	0.3	—	—	—	—	0.3
Common shares issued - Employee Stock Purchase Plan	102	1.3	(0.2)	—	—	—	1.1
Share-based compensation	—	—	9.4	—	—	—	9.4
Common shares dividend	—	—	—	(31.7)	—	—	(31.7)
Distributions to non-controlling interests	—	—	—	—	—	(7.6)	(7.6)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(42.0)	—	(42.0)
Pension benefit plan, net of tax	—	—	—	—	(4.3)	—	(4.3)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	4.6	—	4.6
Net (loss) income	—	—	—	(77.8)	—	6.3	(71.5)

Balance at December 31, 2016	138,591	$909.3	$54.2	$22.9	$(117.9)	$5.3	$873.8

Common shares repurchased and cancelled	(277)	(3.8)	—	—	—	—	(3.8)
Common shares issued - Equity Incentive Plan	1,004	9.4	(7.7)	—	—	—	1.7
Common shares issued - Dividend Reinvestment Plan	34	0.5	—	—	—	—	0.5
Common shares issued - Employee Stock Purchase Plan	137	1.7	(0.3)	—	—	—	1.4
Share-based compensation	—	—	22.9	—	—	—	22.9
Common shares dividends	—	—	—	(33.7)	—	—	(33.7)
Distributions to non-controlling interests	—	—	—	—	—	(7.7)	(7.7)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	27.2	—	27.2
Pension benefit plan, net of tax	—	—	—	—	(2.4)	—	(2.4)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(1.3)	—	(1.3)
Net income	—	—	—	(1.4)	—	8.5	7.1

Balance at December 30, 2017	139,489	$917.1	$69.1	$(12.2)	$(94.4)	$6.1	$885.7

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Description of Business

As used herein, “Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries. Cott is a route based service company with a leading volume-based national presence in the North America and European home and office delivery (“HOD”) industry for bottled water and a leader in custom coffee roasting, blending of iced tea and extract solutions for the U.S. foodservice industry. Our platform reaches over 2.4 million customers or delivery points across North America and Europe supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.

Note 1—Summary of Significant Accounting Policies

Basis of presentation

These Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.

At the beginning of 2017, our business operated through four reporting segments, Water and Coffee Solutions (which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Eden Springs Europe B.V. (“Eden”) and S. & D. Coffee, Inc. (“S&D”) businesses), Cott North America, Cott United Kingdom (“Cott U.K.”) and All Other (which included our Mexico and Royal Crown International (“RCI”) operating segments).

During the third quarter of 2017, we reviewed our reporting segments as a result of the Transaction (as defined below). Following such review, we reorganized our reporting segments into three reporting segments: Route Based Services (which includes our DSS, Aquaterra and Eden businesses), Coffee, Tea and Extract Solutions (which includes our S&D business) and All Other (which includes our Aimia Foods (“Aimia”) and Decantae Mineral Water Ltd. (“Decantae”) business, our RCI concentrate business, our Columbus, Georgia manufacturing facility and other miscellaneous expenses). Segment reporting results have been recast to reflect these changes for all periods presented. Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, we had 52 weeks of activity. For the year ended January 2, 2016, we had four additional shipping days in our Route Based Services reporting segment, which we estimate contributed $12.5 million of additional revenue and $0.1 million of additional operating income for the year ended January 2, 2016.

Basis of consolidation

The Consolidated Financial Statements include our accounts, our wholly-owned and majority-owned subsidiaries and joint ventures that we control. All intercompany transactions and accounts have been eliminated in consolidation.

Discontinued Operations

On July 24, 2017, we entered into a Share Purchase Agreement with Refresco Group N.V., a Dutch public company (“Refresco”), pursuant to which we sold to Refresco, on January 30, 2018, our carbonated soft drinks (“CSDs”) and juice businesses via the sale of our North America, United Kingdom (“U.K.”) and Mexico business units (including the Canadian business) and our RCI finished goods export business (collectively, “Traditional Business” and such transaction, the “Transaction”). The Transaction was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, subject to adjustment for indebtedness, working capital, and other customary post-closing adjustments. Accordingly, as a result of the sale of the Traditional Business representing a strategic shift and having a major effect on our operations, the Traditional Business is presented herein as discontinued operations. The Traditional Business excludes our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, our Aimia, Decantae and RCI concentrate businesses and our Columbus, Georgia manufacturing facility.

For all periods presented, the operating results associated with the Traditional Business have been reclassified into net income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations and the assets and liabilities associated with this business have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods presented. The Notes to Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted.

In the Form 10-Q for the three and nine months ended September 30, 2017, the Company originally reported the $525.0 million of 5.375% senior notes due 2022 (the “2022 Notes”), the $625.0 million of 6.75% senior notes due 2020 (the “2020 Notes”), the asset-based lending facility (the “ABL facility”) and certain other debt as liabilities of discontinued operations. However, since Refresco did not assume the debt upon closing of the sale of the Traditional Business, these items should not have been classified as discontinued operations. Management has evaluated this misclassification and determined the amounts are not material to the previously issued financial statements. The 2022 Notes, the 2020 Notes, and certain other debt are presented as “Debt required to be repaid or extinguished as part of divestiture” and the ABL facility is presented as “Short-term borrowings required to be repaid or extinguished as part of divestiture” on the accompanying Consolidated Balance Sheets.

Estimates

The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Consolidated Financial Statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, realization of deferred income tax assets, the resolution of tax contingencies and projected benefit plan obligations.

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

Cost of sales

We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our Route Based Services and Coffee, Tea and Extract Solutions reporting segment branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A were $440.8 million, $360.4 million, and $281.9 million for the years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Selling, general and administrative expenses

We record all other expenses not charged to production as SG&A expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of SG&A expenses. Advertising costs are not significant to any reporting segment other than Route Based Services. Advertising costs expensed were approximately $21.6 million, $20.8 million, and $18.0 million for the years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

Share-based compensation

We have in effect equity incentive plans under which Time-based RSUs, Performance-based RSUs, non-qualified stock options and director share awards have been granted (as such terms are defined in Note 7 of the Consolidated Financial Statements). Share-based compensation expense for all share-based compensation awards is based on the grant-date fair value. We recognized these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years, and account for forfeitures when they occur. The fair value of the Company’s Time-based RSUs, Performance-based RSUs and director share awards are based on the closing market price of its common shares on the date of grant as stated on the NYSE. We estimate the fair value of non-qualified options as of the date of grant using the Black-Scholes option pricing model. This model considers, among other factors, the expected life of the award, the expected volatility of the Company’s share price, and expected dividends. The Company records share-based compensation expense in SG&A expenses.

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

Allowance for doubtful accounts

A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and deductions. Our accounting policy for the allowance for doubtful accounts requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers. This evaluation considers the customer demographic, such as large retailers as compared to small businesses or individual customers. We consider our accounts receivable delinquent or past due based on payment terms established with each customer. Accounts receivable are written off when the account is determined to be uncollectible.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. Returnable bottles are valued at the lower of cost, deposit value or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs. As a result, we use an inventory reserve to adjust our inventory costs down to a net realizable value and to reserve for estimated obsolescence of both raw materials and finished goods.

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

The following table summarizes our goodwill on a reporting segment basis as of December 30, 2017 and December 31, 2016:

	Reporting Segment
	Route	Coffee, Tea
	Based	and Extract
(in millions of U.S. dollars)	Services	Solutions	All Other	Total
Balance January 2, 2016	$579.1	$ —	$52.6	$631.7
Goodwill acquired during the year	322.0	117.1	—	439.1
Foreign exchange	(14.6)	—	(7.9)	(22.5)

Balance December 31, 2016	$886.5	$117.1	$44.7	$1,048.3
Goodwill acquired during the year	8.5		1.3	9.8
Adjustments [1]	0.1	0.7	—	0.8
Foreign exchange	41.6	—	4.2	45.8

Balance December 30, 2017	$936.7	$117.8	$50.2	$1,104.7

1.	For the year ended December 30, 2017, we recorded adjustments to goodwill allocated to the Route Based Services and the Coffee, Tea and Extract Solutions segments in connection with the acquisitions of Eden and S&D (see Note 3 to the Consolidated Financial Statements).

Cott operates through five operating segments: Route Based Services, Coffee, Tea and Extract Solutions, Aimia, RCI and Decantae. Route Based Services, Coffee, Tea and Extract Solutions are also reportable segments and Aimia, RCI and Decantae are combined and disclosed in the All Other category. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our Route Based Services operating segment was determined to have three components, DSS, Aquaterra and Eden. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). For the purpose of testing goodwill for impairment in 2017, we have determined our reporting units are DSSAqua, Eden, S&D, Aimia, RCI and Decantae. DSSAqua and Eden are components of the Route Based Services operating segment. S&D is a component of the Coffee, Tea and Extract Solutions operating segment.

We had goodwill of $1,104.7 million on our Consolidated Balance Sheet at December 30, 2017, which represents amounts for the DSSAqua, Eden, S&D, Aimia, RCI and Decantae reporting units.

In the fourth quarter of 2017, the Company early adopted Accounting Standard Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” as part of the annual goodwill impairment testing. We have the option of performing a qualitative assessment to determine whether any further quantitative testing for a potential impairment is necessary. Our qualitative assessment will use judgments including, but not limited to, changes in the general economic environment, industry considerations, current economic performance compared to historical economic performance, entity-specific events and events affecting our reporting units, where applicable. If we elect to bypass the qualitative assessment or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its net carrying value, a quantitative assessment is required. Quantitative testing requires the fair value of the reporting unit to be compared with its carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment charge is recognized for the difference.

For purposes of the 2017 annual test, we elected to perform a qualitative assessment for our RCI and Decantae reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the RCI and Decantae reporting units were greater than their respective carrying amount, including goodwill, indicating no impairment. Goodwill allocated to the RCI and Decantae reporting units as of December 30, 2017 is $4.5 million and $1.7 million, respectively.

For the DSSAqua, Eden, S&D and Aimia reporting units, we elected to bypass the qualitative assessment and performed a quantitative analysis due to a decline in 2017 actual versus projected operating results for DSSAqua and Aimia, and to establish a baseline reference for Eden and S&D as 2017 was the first full year of operations for these businesses. We determined the fair value of each reporting unit being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of each reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our 2017 valuation of the reporting units include the weighted-average terminal growth rates of 2.5%, 1.5%, 2.5% and 2.0% and discount rates of 8.0%, 9.0%, 8.5% and 11.0% for our DSSAqua, Eden, S&D and Aimia reporting units, respectively. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.

Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair values of DSSAqua, Eden, S&D and Aimia reporting units exceeded their carrying values by approximately 42.5%, 17.4%, 25.9% and 19.2%, respectively. Therefore no goodwill impairment charges were recorded in the fourth quarter ended December 30, 2017. Goodwill allocated to the DSSAqua, Eden, S&D and Aimia reporting units as of December 30, 2017 are $612.0 million, $324.7 million, $117.8 million and $44.0 million, respectively.

In addition, we note that goodwill held by reporting units in our Traditional Business totaled $136.8 million at December 30, 2017 and is included in long-term assets of discontinued operations on the Consolidated Balance Sheet. We elected to perform a qualitative assessment for our Traditional Business reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, the aggregate deal consideration of $1.25 billion for the sale of the Traditional Business and other relevant reporting unit events, all of which require the use of significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the Traditional Business reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment.

Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2017, we determined that the fair value of each of our reporting units exceeded their carrying amounts.

Intangible assets

As of December 30, 2017, our intangible assets subject to amortization, net of accumulated amortization were $462.5 million, consisting principally of $428.7 million of customer relationships that arose from acquisitions, $15.8 million of software, and $14.2 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. With the S&D Acquisition, Eden Acquisition, and Aquaterra Acquisition, the acquired customer relationships are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due a triggering event, such as a loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. In 2016, we recorded $11.4 million in customer relationships acquired with the Aquaterra Acquisition, $134.1 million in customer relationships acquired with the Eden Acquisition, and $113.7 million in customer relationships acquired with the S&D Acquisition. We did not record impairment charges for other intangible assets in 2017, 2016 or 2015.

Our intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., and include the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”); trademarks acquired in the acquisition of DSS (the “DSS Trademarks”); trademarks acquired in the acquisition of Eden (the “Eden Trademarks”), and trademarks acquired in the acquisition of Aquaterra (the “Aquaterra Trademarks”). These assets have an aggregate net book value of $288.6 million as of December 30, 2017. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.

The life of the Rights, DSS Trademarks, Eden Trademarks, and Aquaterra Trademarks are considered to be indefinite and therefore these intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible asset to its fair value and when the carrying amount is greater than the fair value, we recognize in income an impairment loss. During the fourth quarter of 2017, management concluded that it was more likely than not that the fair value of the Rights, DSS Trademarks, Eden Trademarks, and Aquaterra Trademarks were greater than their respective carrying value, indicating no impairment.

We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the Rights and the Aquaterra Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgements and estimates. We concluded that it was more likely than not that the fair value of the Rights and the Aquaterra Trademarks were more than its carrying value and therefore we were not required to perform any additional testing.

To determine the fair value of the DSS Trademarks and the Eden Trademarks, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, the estimated fair value of the DSS Trademarks and the Eden Trademarks exceeded the carrying value by approximately 18.0% and 28.0%, respectively. If actual revenues in future periods, are less than currently projected for the DSS Trademarks and Eden Trademarks, these trademarks could be impaired.

Impairment and disposal of long-lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss based on discounted cash flows in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. We did not record impairments of long-lived assets in 2017 or 2016. As part of normal business operations, we identify long-lived assets that are no longer productive and are disposed. Losses on disposals of assets are presented separately in our Consolidated Statements of Operations as part of operating income. We recognized losses on disposal of property, plant & equipment, net of $10.2 million for the year ended December 30, 2017 ($6.6 million—December 31, 2016; $4.2 million—January 2, 2016).

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax (benefit) expense line in the accompanying Consolidated Statements of Operations, and we include accrued interest and penalties within the accounts payable and accrued liabilities or the prepaid expenses and other current assets line in the accompanying Consolidated Balance Sheets.

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

Recently adopted accounting pronouncements

Update ASU 2015-11 – Inventory (Topic 330)

In July 2015, the FASB issued ASU 2015-11 – Inventory (Topic 330) to simplify the accounting for inventory. The guidance requires entities to measure most inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted the provisions of this guidance effective January 1, 2017, and applied it prospectively to all periods presented. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

Update ASU 2017-04 – Intangibles—Goodwill and Other (Topic 350)

In January 2017, the FASB amended its guidance regarding goodwill impairment. The amendments remove certain conditions of the goodwill impairment test and simplify the computation of impairment. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for any tests performed after January 1, 2017. The amendments in this update should be applied prospectively, with disclosure required as to the nature of and reason for the change in accounting principle upon transition. In the fourth quarter of 2017, the Company early adopted ASU 2017-04 as part of the annual goodwill impairment testing.

Update ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB amended its guidance regarding the improvement of accounting for hedging transactions. This new standard simplifies and expands the eligible hedging strategies for financial and non-financial risks. It also enhances the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. The guidance is designed to align hedge accounting with a company’s risk management activities and simplifies its application through targeted improvements by expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships. Additionally it prescribes how hedging results should be presented and requires incremental disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has early adopted, in an interim period, the targeted improvements to accounting for hedging activities. The transition date is October 1, 2017 (”Adoption Date”). The impacts to the Company at the Adoption Date are limited to S&D’s outstanding coffee futures contracts. Adoption of ASU 2017-12 did not result in a cumulative adjustment to the opening balance of retained earnings and did not have any other material effect on the results of operations, financial position or cash flows of the Company.

Update ASU 2017-13 – Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments

In August 2017, the FASB issued an update to its guidance that delays the mandatory adoption of Topic 606 and Topic 842 for certain entities, revises the guidance related to performance-based incentive fees in Topic 605 and revises the guidance related to leases in Topic 840 and Topic 842. The revisions to the lease guidance eliminate language specific to certain sale-leaseback arrangements, guarantees of lease residual assets and loans made by lessees to owner-lessors. Also included is an amendment to Topic 842 to retain the guidance in Topic 840 covering the impact of changes in tax rates on investments in leveraged leases. This standard, which is effective immediately, generally relates to the adoption of Topic 606 and Topic 842 and did not have a material impact on our Consolidated Financial Statements.

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

We will adopt this guidance and related amendments as of December 31, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has elected the cumulative effect method. We will be required to comply with expanded disclosure requirements, including the disaggregation of revenues to depict the nature and uncertainty of types of revenues, contract assets and liabilities, current period revenues previously recorded as a liability, performance obligations, significant judgments and estimates affecting the amount and timing of revenue recognition, determination of transaction prices, and allocation of transaction prices to performance obligations.

During 2017, the Company completed its analysis of the impact of the standard on its contract types, and concluded the adoption of this standard will not have a material impact on our Consolidated Financial Statements. We have also modified current processes and controls to apply the requirements of the new standard. We do not believe such modifications are material to our internal controls over financial reporting.

Update ASU 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued an update to its guidance on lease accounting for lessees and lessors. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. Additionally, this update requires both qualitative and specific quantitative disclosures. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements. The Company is evaluating the standard’s applicability to our various contractual arrangements. We currently believe that the most significant changes relate to the recognition of new right of use assets and lease liabilities for real estate and equipment leases, which will result in increases to our assets and liabilities on our Consolidated Balance Sheets. We believe that substantially all of our lessee lease arrangements will continue to be classified as operating leases under the new standard. Additionally, we had $19.9 million of deferred gains at December 31, 2016 associated with sale-leaseback transactions which are currently being amortized over the leaseback term. Upon adoption of this standard, we will be required to recognize the unamortized deferred gain at January 1, 2017 as a cumulative effect adjustment to equity. In addition, upon adoption of this standard, deferred gains related to the sale-leaseback transactions completed in 2017 of $7.9 million at December 30, 2017 will be recognized in net income (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations for the year ended December 30, 2017.

The standard also requires lessors to classify leases as sales-type, direct financing or operating leases, similar to existing guidance. We believe that substantially all of our lessor lease arrangements will continue to be classified as operating leases under the new standard.

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

Update ASU 2017-09 – Stock Compensation – Scope of Modification Accounting (Topic 718)

In May 2017, the FASB amended its guidance regarding the scope of modification accounting for share-based compensation arrangements. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public entities for reporting periods for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We do not expect adoption of this standard to have a significant impact on our Consolidated Financial Statements.

Update ASU 2018-02 – Income Statement—Reporting Comprehensive Income (Topic 220)

In February 2018, the FASB amended its guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the comprehensive tax legislation enacted by the U.S. government on December 22, 2017 commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and requires certain disclosures about stranded tax effects. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, and may be applied in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate tax rate in the Tax Act is recognized. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.

Note 2—Discontinued Operations

On January 30, 2018, the Company completed the sale of the Traditional Business to Refresco. The Transaction was structured as a sale of the assets of the Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after the Company completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, subject to adjustment for indebtedness, working capital, and other customary post-closing adjustments. The Traditional Business excludes our Company’s Route Based Services and Coffee, Tea and Extract Solutions reporting segments, our Aimia, Decantae and RCI concentrate businesses, and our Columbus, Georgia manufacturing facility.

In connection with the closing of the Transaction, the Company used a portion of the proceeds to redeem $525.0 million aggregate principal amount of the 2022 Notes, $250.0 million aggregate principal amount of the 10.000% senior secured notes due 2021 (the “DSS Notes”), and $262.5 million outstanding balance on the ABL facility.

The Company and Refresco have entered into a Transition Services Agreement pursuant to which the Company and Refresco will provide certain services to each other for various service periods, with the longest service period being 18 months, including tax and accounting services, certain human resources services, communications systems and support, and insurance/risk management. Each party will be compensated for services rendered as set forth in the Transition Services Agreement. Each service period may be extended as set forth in the Transition Services Agreement, up to a maximum extension of 180 days.

In addition, the Company and Refresco have entered into certain Co-pack Manufacturing Agreements pursuant to which the Company and Refresco will manufacture and supply certain beverage products for each other and a Concentrate Supply Agreement pursuant to which the Company will supply concentrates to Refresco. Each party will be compensated for the products they supply as set forth in the applicable agreements. The Co-pack Manufacturing Agreements provide for a term of 36 months and the Concentrate Supply Agreement provides for a term that is coterminous with the term of the Transition Services Agreement.

The major components of net income (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
(in millions of U.S. dollars)
Revenue, net	$1,637.1	$1,658.6	$1,799.6
Cost of sales	1,428.4	1,434.5	1,554.6
Operating income from discontinued operations	49.9	72.7	81.5
Loss from discontinued operations, before income taxes	(20.5)	(6.8)	(2.7)
Income tax (benefit) expense [1]	(31.2)	4.4	(7.6)
Net income (loss) from discontinued operations, net of income taxes	10.7	(11.2)	4.9
Less: Net income attributable to non-controlling interests	8.5	6.3	6.1
Net income (loss) attributable to Cott Corporation – discontinued operations [2]	$2.2	$(17.5)	$(1.2)

1.	The Transaction is anticipated to result in a gain on sale which led to certain U.S. deferred tax liabilities being considered as a source of future taxable income. As a result, we recognized a tax benefit of approximately $26.9 million related to a corresponding U.S. valuation allowance release.
2.	Net income (loss) attributable to Cott Corporation - discontinued operations is inclusive of interest expense on short-term borrowings and debt required to be repaid or extinguished as part of divestiture of $49.5 million for the year ended December 30, 2017 (December 31, 2016 - $81.2 million; January 2, 2016 - $80.9 million).

Assets and liabilities of discontinued operations presented in the accompanying Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016 include the following:

(in millions of U.S. dollars)	December 30, 2017	December 31, 2016
ASSETS
Cash & cash equivalents	$66.0	$40.0
Accounts receivable, net	143.2	127.2
Inventories	191.2	176.8
Prepaid expenses and other current assets	8.3	7.7

Current assets of discontinued operations	408.7	351.7
Property, plant & equipment, net	350.7	348.1
Goodwill	136.8	127.1
Intangible assets, net	176.2	180.7
Other long-term assets, net	13.8	11.0

Long-term assets of discontinued operations	$677.5	$666.9

LIABILITIES
Current maturities of long-term debt	0.5	0.5
Accounts payable and accrued liabilities	294.6	229.4

Current liabilities of discontinued operations	295.1	229.9
Long-term debt	0.9	1.2
Deferred tax liabilities	1.0	2.8
Other long-term liabilities	43.9	34.6

Long-term liabilities of discontinued operations	$45.8	$38.6

Cash flows from discontinued operations included borrowings and payments under the ABL facility of $3,004.1 million and $2,990.7 million, respectively, for the year ended December 30, 2017, $2,401.7 million and $2,318.9 million, respectively, for the year ended December 31, 2016, and $994.5 million and $1,101.8 million, respectively, for the year ended January 2, 2016.

Note 3—Acquisitions

S&D Acquisition

On August 11, 2016, the Company acquired S&D, a premium coffee roaster and provider of customized coffee, tea and extract solutions (the “S&D Acquisition”). The initial purchase price paid by the Company in the S&D Acquisition was $354.1 million on a debt- and cash-free basis. Customary post-closing working capital adjustments were resolved in January 2017 by the payment of $0.5 million from the former owners of S&D to the Company. The S&D Acquisition was funded through a combination of incremental borrowings under the Company’s ABL facility and proceeds from our June 2016 Offering (as defined below).

The total consideration paid by Cott in the S&D Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$232.1
Cash paid on behalf of sellers for sellers’ transaction expenses	84.2
Cash paid to retire outstanding debt on behalf of sellers	37.8
Working capital settlement	(0.5)

Total consideration	$353.6

The S&D Acquisition supported the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as expanding the Company’s existing coffee and tea categories. The Company has accounted for this transaction as a business combination which requires that assets acquired and liabilities assumed be measured at their acquisition date fair values.

The adjusted purchase price of $353.6 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. The excess of the adjusted purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments recorded during the year ended December 30, 2017 included adjustments to property, plant and equipment and a related adjustment to deferred taxes based on the results of the validation procedures performed, as well as an adjustment to income taxes payable existing at the acquisition date. These measurement period adjustments did not have a material effect on our results of operations in prior periods.

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

The amount of revenues and net loss related to the S&D Acquisition included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2016 for the period from the acquisition date through December 31, 2016 were $228.0 million and $2.8 million, respectively. During the year ended December 31, 2016, the Company incurred $3.5 million of acquisition-related costs associated with the S&D Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations for the year ended December 31, 2016. In connection with the S&D Acquisition, the Company granted 416,951 common shares to certain S&D employees which were fully vested upon issuance and had an aggregate grant date fair value of approximately $7.1 million.

Eden Acquisition

On August 2, 2016, the Company acquired Eden, a leading provider of water and coffee solutions in Europe (the “Eden Acquisition”). The initial purchase price paid by the Company was €517.9 million (U.S. $578.5 million at the exchange rate in effect on the acquisition date), which represented the €470.0 million stated purchase price, €17.5 million of cash on hand, estimated working capital of €15.4 million, and other items of €15.0 million, paid at closing in cash. The initial purchase price was subject to adjustments upon the determination of actual working capital, net indebtedness and certain transaction related expenses, and these adjustment were resolved in January 2017 by the payment of €2.0 million (U.S. $2.2 million at the exchange rate in effect on the date of payment) made by the former owners of Eden to the Company. The Eden Acquisition was ultimately funded through a combination of proceeds from the issuance of €450 million (U.S. $539.1 million at the exchange rate in effect on December 30, 2017) of 5.500% senior notes due July 1, 2024 (the “2024 Notes”) and cash on hand.

The total consideration paid by Cott in the Eden Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$86.5
Cash paid on behalf of sellers to retire outstanding indebtedness	420.2
Cash paid to retire sellers financing payables, net	71.8
Working capital settlement	(2.2)

Total consideration	$576.3

The Eden Acquisition supported the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as the Company’s continuing strategy to acquire higher margin HOD bottled water and coffee and tea categories. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The adjusted purchase price of $576.3 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. The excess of the adjusted purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments recorded during the year ended December 30, 2017 included adjustments to property, plant and equipment and a related adjustment to deferred taxes based on the results of the validation procedures performed, adjustments to accounts receivable, intangible assets and accrued liabilities based on a final review of fair values, and an adjustment to other long-term liabilities based on a final analysis of certain tax positions. These measurement period adjustments did not have a material effect on our results of operations in prior periods.

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

The amount of revenues and net loss related to the Eden Acquisition included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2016 for the period from the acquisition date through December 31, 2016 were $156.9 million and $14.4 million, respectively. During the year ended December 31, 2016, the Company incurred $13.5 million of acquisition-related costs associated with the Eden Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations for the year ended December 31, 2016.

Aquaterra Acquisition

On January 4, 2016, the Company acquired Aquaterra (the “Aquaterra Acquisition”). Aquaterra operates a Canadian direct-to-consumer HOD bottled water and office coffee services business. The aggregate purchase price paid by the Company in the Aquaterra Acquisition was C$61.2 million (U.S. $44.0 million at the exchange rate in effect on the acquisition date). The purchase price was paid at closing in cash and was subject to a customary post-closing working capital adjustment. The post-closing adjustment was completed in May 2016 and resulted in the payment of $0.5 million by the former owners of Aquaterra to the Company.

This acquisition supported the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as the Company’s strategy to acquire higher margin HOD bottled water and coffee and tea services categories. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The adjusted purchase consideration of $44.0 million was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. An allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates of their fair values as of the acquisition date.

The table below summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Acquired Value
Cash	$1.3
Accounts receivable	7.1
Inventories	2.1
Prepaid expenses and other current assets	0.4
Property, plant & equipment	12.3
Goodwill	21.2
Intangible assets	15.8
Other assets	0.8
Accounts payable and accrued liabilities	(16.3)
Long-term debt	(0.4)
Other long-term liabilities	(0.3)

Total	$44.0

The amount of revenues and net income related to the Aquaterra Acquisition included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2016 for the period from the acquisition date through December 31, 2016 were $61.2 million and $1.1 million, respectively. During the year ended December 31, 2016, the Company incurred $1.3 million of acquisition-related costs associated with the Aquaterra Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations for the year ended December 31, 2016.

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

Eden Acquisition

The following table sets forth the components of identified intangible assets associated with the Eden Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$134.1	15 years
Trademarks and trade names	72.7	Indefinite
Software	5.7	3-5 years

Total	$212.5

Aquaterra Acquisition

The following table sets forth the components of identified intangible assets associated with the Aquaterra Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$11.4	12 years
Trademarks and trade names	4.4	Indefinite

Total	$15.8

Goodwill

S&D Acquisition

The principal factor that resulted in recognition of goodwill in the S&D Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the S&D Acquisition was allocated to the Coffee, Tea and Extract Solutions reporting segment, none of which is expected to be tax deductible.

Eden Acquisition

The principal factor that resulted in recognition of goodwill in the Eden Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Eden Acquisition was allocated to the Route Based Services reporting segment, a portion of which is expected to be tax deductible.

Aquaterra Acquisition

The principal factor that resulted in recognition of goodwill in the Aquaterra Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Aquaterra Acquisition was allocated to the Route Based Services reporting segment, none of which is expected to be tax deductible.

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the years ended December 31, 2016 and January 2, 2016, represent the combined results of operations as if the S&D Acquisition and Eden Acquisition had occurred on January 4, 2015. Unaudited pro forma consolidated results of operations for the Aquaterra Acquisition were not included in the combined results of our operations for the years ended December 31, 2016 and January 2, 2016 as the Company determined they were immaterial. The unaudited pro forma financial information results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

	For the Year Ended
(in millions of U.S. dollars, except per share amounts)	December 31, 2016	January 2, 2016
Revenue	$2,185.5	$2,157.4
Net loss from continuing operations	$(38.6)	$(28.6)
Net loss attributed to Cott Corporation	$(58.2)	$(47.8)
Net loss per common share from continuing operations	$(0.28)	$(0.25)
Net loss per common share attributed to Cott Corporation, diluted	$(0.42)	$(0.41)

Note 4—Other (Income) Expense, Net

The following table summarizes other (income) expense, net for the years ended December 30, 2017, December 31, 2016 and January 2, 2016:

	For the Year Ended
(in millions of U.S. dollars)	December 30, 2017	December 31, 2016	January 2, 2016
Foreign exchange (gains) losses	$(1.7)	$1.9	$(12.3)
Realized commodity hedging gains	—	(5.8)	—
Unrealized commodity hedging loss (gain), net	—	9.7	—
Gain on extinguishment of long-term debt	(1.5)	—	—
Other losses (gains), net	0.2	(0.2)	(0.5)

Total	$(3.0)	$5.6	$(12.8)

Note 5—Interest Expense

The following table summarizes interest expense, net for the years ended December 30, 2017, December 31, 2016 and January 2, 2016:

	For the Year Ended
(in millions of U.S. dollars)	December 30, 2017	December 31, 2016	January 2, 2016
Interest on long-term debt	$83.1	$42.9	$30.1
Other interest expense, net	2.4	0.1	—

Total	$85.5	$43.0	$30.1

Note 6—Income Taxes

(Benefit) Provision for Income Taxes

(Loss) income from continuing operations, before income taxes consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 30, 2017	December 31, 2016	January 2, 2016
Canada	$(29.1)	$(25.4)	$17.3
Outside Canada	(4.5)	(13.7)	(16.7)

(Loss) income from continuing operations, before income taxes	$(33.6)	$(39.1)	$0.6

Income tax (benefit) expense consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 30, 2017	December 31, 2016		January 2, 2016
Current
Canada	$—	$	—	$4.0
Outside Canada	3.9		1.3	2.9

	$3.9		$1.3	$6.9

Deferred
Canada	$—		$8.7	$(1.2)
Outside Canada	(33.9)		11.2	(20.8)

	$(33.9)		$19.9	$(22.0)

Income tax (benefit) expense	$(30.0)		$21.2	$(15.1)

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
(in millions of U.S. dollars)	December 30, 2017	December 31, 2016	January 2, 2016
Income tax (benefit) expense based on Canadian statutory rates	$(8.7)	$(10.1)	$0.1
Foreign tax rate differential	(1.3)	(1.3)	(0.5)
Local taxes	(0.2)	(1.1)	(1.5)
Nontaxable interest income	(11.3)	(7.9)	(5.5)
Impact of intercompany transactions and dividends	(9.2)	(10.6)	(13.8)
Nontaxable capital gains	(3.7)	—	(1.4)
Dividend income	—	1.1	0.9
Change in enacted tax rates	(32.7)	(0.6)	1.3
Change in valuation allowance	45.8	48.6	(0.8)
Change in uncertain tax positions	(2.4)	(0.2)	(0.7)
Equity compensation	1.1	0.6	0.9
Permanent differences	(0.6)	1.8	0.7
Outside basis differences on discontinued operations	(3.8)	—	—
Adjustments to deferred taxes	(3.4)	—	5.5
Other items	0.4	0.9	(0.3)

Income tax (benefit) expense	$(30.0)	$21.2	$(15.1)

Deferred Tax Assets and Liabilities

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	December 30, 2017	December 31, 2016
Deferred tax assets
Net operating loss carryforwards	$181.6	$204.1
Capital loss carryforwards	4.5	1.1
Liabilities and reserves	35.7	42.5
Stock options	7.0	5.5
Inventories	4.5	5.2
Interest expense	25.4	31.1
Outside basis differences on discontinued operations	3.8	—
Other	4.9	9.4

	267.4	298.9

Deferred tax liabilities
Property, plant & equipment	(69.2)	(104.5)
Intangible assets	(165.2)	(231.7)

	(234.4)	(336.2)

Valuation allowance	(129.1)	(117.7)

Net deferred tax liability	$(96.1)	$(155.0)

The following changes were made to the December 31, 2016 presentation of the temporary differences to conform with the current period presentation: Deferred tax assets associated with disallowed interest deductions were reclassed from net operating loss carryforwards to interest expense and the deferred tax asset associated with the unamortized premium on the DSS Notes was reclassed from intangible assets to interest expense.

On December 22, 2017, the U.S. government enacted the Tax Act, which significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, limiting various business deductions and repealing the corporate alternative minimum tax. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law was enacted. As a result of the Tax Act, we recorded tax benefits in the fourth quarter of 2017 of $32.2 million due to a re-measurement of the U.S deferred tax assets and liabilities and $1.3 million due to the repeal of the corporate alternative minimum tax. The tax benefits represent provisional amounts and our current best estimates. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Act and may be refined through the fourth quarter of 2018 as we receive additional clarification and implementation guidance.

As a result of adopting ASU 2016-09 in 2016 on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings, the table of deferred tax assets and liabilities shown above includes deferred tax assets at December 31, 2016 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

As of December 30, 2017, we have outside tax basis differences, including undistributed earnings, in our foreign subsidiaries. For 2017, we recorded a deferred tax asset of $3.8 million with a corresponding valuation allowance for the reversal of certain outside basis differences related to the divestiture of the Traditional Business. Deferred taxes have not been recorded on the remaining undistributed earnings because the foreign subsidiary has the ability to repatriate funds to its parent company tax-efficiently or the undistributed earnings are indefinitely reinvested under the accounting guidance. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our subsidiaries. It is not practicable to determine the excess book basis over outside tax basis in the shares or the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. We repatriated earnings of $27.5 million, nil, and $17.3 million, to Canada in 2017, 2016 and 2015, respectively, incurring no tax expense.

As of December 30, 2017, we have operating loss carryforwards totaling $785.0 million, capital loss carryforwards totaling $17.8 million, and credit carryforwards totaling $4.1 million. The operating loss carryforward amount was attributable to Canadian operating loss carryforwards of $129.6 million that will expire from 2027 to 2038; U.S. federal and state operating loss carryforwards of $459.2 million and $19.6 million, respectively, that will expire from 2018 to 2038; Dutch operating loss carryfowards of $102.1 million that will expire from 2018 to 2024; and various other operating loss carryforwards of $74.5 million that will expire from 2018 to 2038.

The capital loss carryforward is attributable to Canadian capital losses of $12.9 million and Israeli capital losses of $4.9 million, all with indefinite lives. The credit carryforward is attributable to a refundable U.S. federal alternative minimum tax credit carryforward of $1.3 million, other U.S. federal credit carryforwards with a limited carryforward life of $0.9 million, and U.S. state credit carryforwards of $1.9 million that will expire from 2018 to 2022.

In general, under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a U.S. corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income. Therefore, current or future changes in our Canadian stock ownership, many of which are outside of our control, could result in a U.S. ownership change under Section 382 and 383 of the Code. If we undergo a U.S. ownership change, our ability to utilize U.S. federal or state NOLs or tax credits could be limited. We monitor changes in our ownership on an ongoing basis and do not believe we had a change of control limitation as of December 30, 2017.

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to recent cumulative losses, it was determined in 2016 that it is more likely than not we will not realize the benefit of net operating loss carryforwards and other net deferred assets in the U.S., Canada, and certain jurisdictions within the Eden business. The balance of the valuation allowance was $129.1 million and $117.7 million for the years ended December 30, 2017 and December 31, 2016, respectively. The valuation allowance increase in 2017 was primarily related to losses in tax jurisdictions with existing valuation allowances, but this increase was largely offset with valuation allowance reductions related to U.S. tax reform and recent acquisitions.

Additionally, we have determined that it is more likely than not that the benefit from our capital losses in Canada and Israel will not be realized in the future due to the uncertainty regarding potential future capital gains in the jurisdiction. In recognition of this risk, we have provided a valuation allowance of $4.5 million on our capital losses.

The Transaction is anticipated to generate a taxable gain on sale in the U.S. which could result in a U.S. valuation allowance release and recognition of a material income tax benefit within the next twelve months.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 30, 2017	December 31, 2016	January 2, 2016
Unrecognized tax benefits at beginning of year	$28.6	$9.9	$12.3
Additions based on tax positions taken during a prior period	0.2	0.2	0.2
Reductions based on tax positions taken during a prior period	(6.3)	—	(1.6)
Settlement on tax positions taken during a prior period	(1.0)	(4.5)	(0.6)
Tax rate change	(4.5)	—	—
Lapse in statute of limitations	(3.2)	(0.1)	(1.8)
Additions based on tax positions taken during the current period	1.7	24.0	1.9
Foreign exchange	0.7	(0.9)	(0.5)

Unrecognized tax benefits at end of year	$16.2	$28.6	$9.9

As of December 30, 2017, we had $16.2 million of unrecognized tax benefits, a net decrease of $12.4 million from $28.6 million as of December 31, 2016. If we recognized our tax positions, approximately $6.2 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $3.6 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recovered nil of interest and penalties during the years ended December 30, 2017, December 31, 2016 and January 2, 2016. The amount of interest and penalties recognized in the Consolidated Balance Sheets for 2017 and 2016 were a liability of $0.7 million and $1.8 million, respectively.

Years through 2009 have been audited by the U.S. Internal Revenue Service, though the statutes are still open back to 2008 due to certain net operating loss carryforwards. Years prior to 2012 are closed to audit by U.S. state jurisdictions. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2013 to 2015. Years prior to 2012 are closed to audit by the CRA. We are currently under audit in Israel for the 2013 to 2015 tax years and in Poland for the 2014 and 2016 tax years.

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

Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are cancelled or settled without the issuance of shares return to the pool of shares available for issuance under the Amended and Restated Equity Plan. As of December 30, 2017, there were 2,432,533 shares available for future issuance under the Amended and Restated Equity Plan.

The table below summarizes the share-based compensation expense for the years ended December 30, 2017, December 31, 2016, and January 2, 2016. Share-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Operations. As referenced below: (i) “Performance-based RSUs” represent restricted share units with performance-based vesting, (ii) “Time-based RSUs” represent restricted share units with time-based vesting, (iii) “Stock options” represent non-qualified stock options, (iv) “Director share awards” represent common shares issued in consideration of the annual board retainer fee to non-management members of our board of directors, and (v) the “ESPP” represents the Cott Corporation Employee Share Purchase Plan, under which common shares are issued to eligible employees at a discount through payroll deductions.

	For the Year Ended
(in millions of U.S. dollars)	December 30, 2017	December 31, 2016	January 2, 2016
Stock options	$5.5	$3.7	$1.9
Performance-based RSUs	12.0	1.3	4.9
Time-based RSUs	4.2	3.3	2.4
Director share awards	1.1	0.9	1.0
Employee Share Purchase Plan	0.1	0.2	0.1

Total [1]	$22.9	$9.4	$10.3

1.	Includes $5.4 million, $2.4 million and $2.7 million of share-based compensation expense from our discontinued operations, which were included in net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

During the third quarter of 2017, in connection with the sale of the Traditional Business and upon a determination by the HRCC, outstanding awards granted to Traditional Business employees vested as follows: outstanding time-based RSUs vested in full, outstanding unvested stock options vested in full (and remain exercisable for three years from the date of closing of the Transaction), and outstanding performance-based RSUs vested in full, assuming achievement of the applicable pre-tax income level at the “target” level. As a result, an additional $1.2 million of expense was recorded for the year ended December 30, 2017 and included in net income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations.

The tax benefit recognized related to share-based compensation expense for the fiscal year ended December 30, 2017 was $0.5 million (December 31, 2016 - $2.8 million; January 2, 2016 - $2.7 million).

As of December 30, 2017, the unrecognized share-based compensation expense and weighted average years over which we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of December 30, 2017	Weighted average years expected to recognize compensation
Stock options	$5.3	1.6
Performance-based RSUs	12.8	2.0
Time-based RSUs	3.7	1.6

Total	$21.8

Stock Options

During 2017, 2016 and 2015 approximately 734,500, 2,975,500, and 684,000 options were granted to certain employees under the Amended and Restated Equity Plan at a weighted-average exercise price of $17.50, $11.15, and $9.22 per share, respectively. The weighted-average grant date fair value of the options was estimated to be $4.82, $2.84, and $4.31 per share in 2017, 2016 and 2015, respectively, using the Black-Scholes option pricing model. The contractual term of an option granted is fixed by the Amended and Restated Equity plan and cannot exceed ten years from the grant date.

The grant date fair value of each option granted during 2017, 2016 and 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Risk-free interest rate	2.3%	1.9%	2.0%
Average expected life (years)	6.0	6.2	10.0
Expected volatility	29.2%	30.7%	58.7%
Expected dividend yield	1.4%	2.2%	3.0%

The following table summarizes the activity for Company stock options:

	Stock Options (in thousands)	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 3, 2015	1,221	$7.77	7.6	$400.7

Granted	684	9.22
Exercised	(113)	4.94		637.4
Forfeited or expired	(35)	8.56

Outstanding at January 2, 2016	1,757	$8.50	8.0	$4,373.8

Granted	2,976	11.15
Exercised	(238)	7.29		2,304.7
Forfeited or expired	(21)	9.99

Outstanding at December 31, 2016	4,474	$10.32	8.8	$5,623.3

Granted	734	17.50
Exercised	(169)	9.21		1,092.9
Forfeited or expired	(33)	10.28

Outstanding at December 30, 2017	5,006	$11.41	8.1	$26,952.3

Exercisable at December 30, 2017	2,402	$9.74	6.1	$16,647.8

Vested or expected to vest at December 30, 2017	5,006	$11.41	7.8	$26,952.3

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on the New York Stock Exchange on December 29, 2017, which was $16.66 (December 30, 2016—$11.33; December 31, 2015—$10.99), and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

Stock options granted during the year ended December 30, 2017 vest in three equal annual installments on the first, second and third anniversaries of the date of grant.

The total amount of cash received from the exercise of stock options was $1.6 million during the fiscal year ended December 30, 2017 with no associated tax benefit realized. The total amount of cash received from the exercise of stock options was $1.7 million during the fiscal year ended December 31, 2016 with an associated tax benefit of $1.3 million. The total amount of cash received from the exercise of stock options was $0.5 million during the fiscal year ended January 2, 2016 with no associated tax benefit realized. The total fair value of options that vested during the year ended December 30, 2017 was $16.4 million (December 31, 2016 — $1.6 million; January 2, 2016 — $1.5 million).

Other Awards

In 2017, we granted 84,060 common shares to the non-management members of our board of directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $1.1 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

Additionally, in 2017, we granted 33,030 Performance-based RSUs, which vest on the last day of our 2019 fiscal year, and 202,269 Performance-based RSUs, which vest on the last day of our 2020 fiscal year. The number of shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the awards granted. The Performance-based RSUs vest primarily on the Company’s achievement of a specified level of cumulative pre-tax income for the applicable performance period. The number of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the vesting period. The Company also granted 134,840 Time-based RSUs, which vest in three equal annual installments on the first, second and third anniversaries of the date of grant and are based upon a service condition.

	Number of Performance- based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at January 3, 2015	1,782	7.01	664	8.63

Awarded	320	9.22	213	9.22
Awarded in connection with modification	55	7.90	—	—
Issued	(255)	6.87	(10)	8.60
Forfeited	(24)	8.61	(40)	8.67

Balance at January 2, 2016	1,878	7.41	827	8.78

Awarded	835	11.18	503	11.18
Awarded in connection with acquisitions [1]	584	15.81	514	16.52
Issued [2]	—	—	(1,027)	12.01
Cancelled	(224)	9.29	—	—
Forfeited	(10)	9.24	(17)	8.50

Outstanding at December 31, 2016	3,063	$9.89	800	$11.10

Awarded	235	17.06	135	17.50
Awarded in connection with modification	64	11.32	—	—
Issued	(320)	8.00	(409)	10.55
Forfeited	(143)	15.18	(24)	12.28

Outstanding at December 30, 2017	2,899	9.15	502	13.14

Vested or expected to vest at December 30, 2017	2,235	$12.21	493	$13.13

1.	Represents shares that were awarded to Eden and S&D employees in connection with the Eden Acquisition and S&D Acquisition.
2.	Includes 416,951 common shares granted to certain S&D employees in connection with the S&D Acquisition; the common shares were fully vested upon issuance.

The total fair value of Performance-based RSUs vested and issued during the years ended December 30, 2017 January 2, 2016 were $2.6 million and $1.8 million. There were no Performance-based RSUs vested and issued during the year ended December 31, 2016. The total fair value of Time-based RSUs vested and issued during the years ended December 30, 2017, December 31, 2016, and January 2, 2016 were $4.3 million, $12.3 million, and $0.1 million.

Employee Share Purchase Plan

The Company has maintained the Cott Corporation Employee Share Purchase Plan (the “ESPP”) since 2015. The ESPP qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 3,000,000 shares of Cott common shares through payroll deductions. Eligible employees who choose to participate may purchase Cott common shares at 90% of market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Cott common shares. The Company recognized $0.1 million, $0.2 million and $0.1 million of share-based compensation expense in SG&A expenses in the Consolidated Statement of Operations for 2017, 2016 and 2015, respectively. At December 30, 2017, 2,735,506 shares remained available for issuance under the ESPP.

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

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is calculated by dividing net (loss) income attributable to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing diluted net (loss) income attributable to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, and Time-based RSUs during the periods presented.

Set forth below is a reconciliation of the numerator and denominator for the diluted net (loss) income per common share computations for the periods indicated:

	For the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Numerator (in millions):
Net (loss) income attributable to Cott Corporation
Continuing operations	$(3.6)	$(60.3)	$(2.2)
Discontinued operations	2.2	(17.5)	(1.2)

Net losses	(1.4)	(77.8)	(3.4)

Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	139,078	128,290	103,037
Basic Earnings Per Share:
Continuing operations	(0.03)	(0.47)	(0.02)
Discontinued operations	0.02	(0.14)	(0.01)

Net losses	(0.01)	(0.61)	(0.03)

Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	139,078	128,290	103,037
Dilutive effect of Stock Options	—	—	—
Dilutive effect of Performance based RSUs	—	—	—
Dilutive effect of Time-based RSUs	—	—	—

Weighted average common shares outstanding - diluted	139,078	128,290	103,037
Diluted Earnings Per Share:
Continued operations	(0.03)	(0.47)	(0.02)
Discontinued operations	0.02	(0.14)	(0.01)

Net losses	(0.01)	(0.61)	(0.03)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net (loss) income per common share for the periods indicated:

	For the Year Ended
(in thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Stock options	5,006	4,474	1,757
Performance-based RSUs [1]	2,235	2,070	1,631
Time-based RSUs [2]	493	800	827

1.	Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of pre-tax income for these awards.
2.	Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.

Note 9—Segment Reporting

Our broad portfolio of products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers, speciality coffee, liquid coffee or tea concentrate, single cup coffee, cold brewed coffee, iced blend coffee or tea beverages, blended teas, hot tea, sparkling tea, coffee or tea extract solutions, filtration equipment, hot chocolate, soups, malt drinks, creamers/whiteners, cereals, beverage concentrates and mineral water.

At the beginning of 2017, our business operated through four reporting segments: Water and Coffee Solutions (which included our DSS, Aquaterra, Eden and S&D businesses), Cott North America, Cott U.K. and All Other (which included our Mexico and RCI operating segments).

During the third quarter of 2017, we reviewed our reporting segments as a result of the Transaction. Following such review, we reorganized our reporting segments into three reporting segments: Route Based Services (which includes our DSS, Aquaterra and Eden businesses), Coffee, Tea and Extract Solutions (which includes our S&D business) and All Other (which includes our Aimia, Decantae, and RCI concentrate businesses, our Columbus, Georgia manufacturing facility and other miscellaneous expenses). Our corporate oversight function is not treated as a segment. This function includes certain general and administrative costs that are not allocated to any of the reporting segments. Our segment reporting results have been recast to reflect these changes for all periods presented.

	December 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Corporate	Total
Revenue, net [1]	$1,501.7	$602.2	$165.8	$—	$2,269.7
Depreciation and amortization	158.3	22.7	7.6	—	188.6
Operating income (loss)	77.0	15.7	1.2	(45.0)	48.9
Property, plant & equipment, net	482.2	89.1	12.9	—	584.2
Goodwill	936.7	117.8	50.2	—	1,104.7
Intangible assets, net	564.5	110.8	75.8	—	751.1
Total segment assets [2]	2,343.4	455.7	207.8	—	3,006.9
Additions to property, plant & equipment	99.1	19.0	3.2	—	121.3

1.	All Other includes $41.1 million of related party concentrate sales to discontinued operations for the year ended December 30, 2017.
2.	Excludes intersegment receivables, investments and notes receivable.

	December 31, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Corporate	Total
Revenue, net [1]	$1,224.3	$228.0	$170.9	$—	$1,623.2
Depreciation and amortization	136.0	8.0	7.1	—	151.1
Operating income (loss)	41.2	5.3	8.0	(45.0)	9.5
Property, plant & equipment, net	480.2	91.0	10.6	—	581.8
Goodwill	886.5	117.1	44.7	—	1,048.3
Intangible assets, net	569.6	116.6	72.8	—	759.0
Total segment assets [2]	2,287.1	463.2	170.8	—	2,921.1
Additions to property, plant & equipment	87.7	6.0	1.4	—	95.1

1.	All Other includes $37.4 million of related party concentrate sales to discontinued operations for the year ended December 31, 2016.
2.	Excludes intersegment receivables, investments and notes receivable.

	January 2, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Corporate	Total
Revenue, net [1]	$1,021.2	$—	$166.1	$—	1,187.3
Depreciation and amortization	119.9	—	8.4	—	128.3
Operating (loss) income	39.0	—	8.8	(29.9)	17.9
Additions to property, plant & equipment	66.9	—	2.7	—	69.6

1.	All Other includes $36.8 million of related party concentrate sales to discontinued operations for the year ended January 2, 2016.

Reconciliation of Segment Assets to Total Assets (in millions of U.S. dollars)	December 30, 2017	December 31, 2016
Segment assets [1]	$3,006.9	$2,921.1
Assets of discontinued operations [1]	1,086.2	1,018.6

Total assets	$4,093.1	$3,939.7

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

Our Traditional Business experienced some customer concentration. Following the closing of the Transaction on January 30, 2018, we have limited customer concentration, of which no customer accounts for more than 10% of our net revenues.

Revenues are attributed to countries based on location of customer. Revenues generated from sales to external customers by geographic area were as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 30, 2017	December 31, 2016	January 2, 2016
United States	$1,709.0	$1,299.0	$1,085.6
United Kingdom	160.0	130.3	101.7
Canada	61.8	61.2	—
All other countries	338.9	132.7	—

Total	$2,269.7	$1,623.2	$1,187.3

Revenues by channel by reporting segment were as follows:

	For the Year Ended December 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$990.6	$—	$—	$990.6
Coffee and tea services	184.2	501.7	2.6	688.5
Retail	166.7	—	65.3	232.0
Other	160.2	100.5	97.9	358.6

Total	$1,501.7	$602.2	$165.8	$2,269.7

	For the Year Ended December 31, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$799.4	$—	$—	$799.4
Coffee and tea services	146.8	187.8	2.6	337.2
Retail	164.6	—	51.7	216.3
Other	113.5	40.2	116.6	270.3

Total	$1,224.3	$228.0	$170.9	$1,623.2

	For the Year Ended January 2, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Revenue, net
Home and office bottled water delivery	$651.3	$—	$—	$651.3
Coffee and tea services	121.3	—	—	121.3
Retail	149.4	—	61.8	211.2
Other	99.2	—	104.3	203.5

Total	$1,021.2	$—	$166.1	$1,187.3

Property, plant & equipment, net by geographic area as of December 30, 2017 and December 31, 2016 were as follows:

(in millions of U.S. dollars)	December 30, 2017	December 31 2016
United States	$452.3	$459.4
Canada	14.2	14.2
All other countries [1]	117.7	108.2

Total	$584.2	$581.8

1.	No individual country is greater than 10% of total property, plant and equipment as of December 30, 2017 and December 31, 2016.

Note 10—Accounts Receivable, Net

The following table summarizes accounts receivable, net as of December 30, 2017 and December 31, 2016:

(in millions of U.S. dollars)	December 30, 2017	December 31, 2016
Trade receivables	$275.5	$255.2
Allowance for doubtful accounts	(7.8)	(6.3)
Other	17.3	27.8

Total	$285.0	$276.7

Note 11—Inventories

The following table summarizes inventories as of December 30, 2017 and December 31, 2016:

(in millions of U.S. dollars)	December 30, 2017	December 31, 2016
Raw materials	$68.1	$56.5
Finished goods	34.3	42.7
Resale items	21.8	22.0
Other	3.4	3.4

Total	$127.6	$124.6

Note 12—Property, Plant & Equipment, Net

The following table summarizes property, plant and equipment, net as of December 30, 2017 and December 31, 2016:

	December 30, 2017				December 31, 2016
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$82.9	$—	$82.9	$82.0	$—	$82.0
Buildings	10-40	88.9	14.8	74.1	102.7	10.2	92.5
Machinery and equipment	5-15	142.3	53.5	88.8	120.8	31.6	89.2
Plates, films and molds	1-10	0.4	0.3	0.1	0.3	0.2	0.1
Vehicles and transportation equipment	3-15	87.3	41.3	46.0	85.3	28.9	56.4
Leasehold improvements [1]		34.1	8.5	25.6	18.4	4.8	13.6
IT Systems	3-7	12.4	6.4	6.0	10.6	3.9	6.7
Furniture and fixtures	3-10	11.3	4.1	7.2	7.2	2.4	4.8
Customer equipment [2]	3-7	303.1	90.9	212.2	255.4	61.5	193.9
Returnable bottles [3]	3-5	51.8	16.4	35.4	54.4	16.6	37.8
Capital leases [4]		6.6	0.7	5.9	5.1	0.3	4.8

Total		$821.1	$236.9	$584.2	$742.2	$160.4	$581.8

1.	Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.
2.	Customer equipment for the Route Based Services reporting segment consists of coolers, brewers, refrigerators, water purification devices and storage racks held on site at customer locations.
3.	Returnable bottles are those bottles on site at Route Based Services customer locations.
4.	Our recorded assets under capital leases relate to machinery and equipment, IT systems, customer equipment and vehicles and transportation equipment.

The amounts above include construction in progress of $11.3 million and $3.0 million for 2017 and 2016, respectively.

Depreciation expense, which includes depreciation recorded for assets under capital leases, for the year ended December 30, 2017 was $120.0 million (2016 - $97.8 million; 2015 - $81.6 million).

Note 13—Intangible assets

The following table summarizes intangible assets as of December 30, 2017 and December 31, 2016:

	December 30, 2017			December 31, 2016
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights [1]	$24.5	—	$24.5	$24.5	—	$24.5
Trademarks	264.1	—	264.1	257.1	—	257.1

Total intangibles not subject to amortization	$288.6	—	$288.6	$281.6	—	$281.6

Subject to amortization
Customer relationships	583.4	154.7	428.7	552.3	94.3	458.0
Patents	15.2	1.0	14.2	—	—	—
Software	28.8	13.0	15.8	20.5	6.3	14.2
Other	8.0	4.2	3.8	7.3	2.1	5.2

Total intangibles subject to amortization	$635.4	$172.9	$462.5	$580.1	$102.7	$477.4

Total intangible assets	$924.0	$172.9	$751.1	$861.7	$102.7	$759.0

1.	Relates to the 2001 acquisition of the Rights.

Amortization expense of intangible assets was $68.6 million during 2017 (2016 - $53.3 million; 2015 - $46.7 million).

The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(in millions of U.S. dollars)
2018	$67.8
2019	60.3
2020	51.3
2021	44.4
2022	38.7
Thereafter	200.0

Total	$462.5

Note 14—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of December 30, 2017 and December 31, 2016:

(in millions of U.S. dollars)	December 30, 2017	December 31, 2016
Trade payables	$197.2	$185.9
Accrued compensation	47.6	38.4
Accrued sales incentives	6.9	1.0
Accrued interest	18.7	11.6
Payroll, sales and other taxes	12.9	9.0
Accrued deposits	66.9	51.9
Other accrued liabilities	62.7	70.2

Total	$412.9	$368.0

Note 15—Debt

Our total debt as of December 30, 2017 and December 31, 2016 was as follows:

	December 30, 2017			December 31, 2016
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
6.750% senior notes due in 2020	$—	—	$—	$625.0	$9.3	$615.7
10.000% senior notes due in 2021 [1]	269.9	—	269.9	384.2	—	384.2
5.375% senior notes due in 2022	525.0	6.0	519.0	525.0	7.1	517.9
5.500% senior notes due in 2024	539.1	9.5	529.6	474.1	9.8	464.3
5.500% senior notes due in 2025	750.0	11.0	739.0	—	—	—
ABL facility	220.3	—	220.3	207.0	—	207.0
GE Term Loan	2.0	—	2.0	4.3	0.2	4.1
Other debt financing	0.8	—	0.8	—	—	—
Capital leases	6.4	—	6.4	5.8	—	5.8

Total debt	2,313.5	26.5	2,287.0	2,225.4	26.4	2,199.0
Less: Short-term borrowings and current debt:
ABL facility	220.3	—	220.3	207.0	—	207.0

Total short-term borrowings required to be repaid or extinguished as part of divestiture	220.3	—	220.3	207.0	—	207.0
GE Term Loan - current maturities	2.0	—	2.0	2.3	—	2.3
Other debt financing	0.8	—	0.8	—	—	—
Capital leases -current maturities	2.3	—	2.3	2.9	—	2.9

Total current debt	225.4	—	225.4	212.2	—	212.2
Less: Debt required to be repaid or extinguished as part of divestiture
6.750% senior notes due in 2020	—	—	—	625.0	9.3	615.7
5.375% senior notes due in 2022	525.0	6.0	519.0	525.0	7.1	517.9
GE Term Loan	—	—	—	2.0	0.2	1.8

Total debt to be required to be repaid or extinguished as part of divestiture	525.0	6.0	519.0	1,152.0	16.6	1,135.4

Total long-term debt	$1,563.1	$20.5	$1,542.6	$861.2	$9.8	$851.4

1.	The outstanding aggregate principal amount and unamortized premium of our DSS Notes was $250.0 million and $19.9 million at December 30, 2017, and $350.0 million and $34.2 million at December 31, 2016, respectively.

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long Term Debt (incl. current)
2018	$225.4
2019	1.8
2020	1.0
2021	250.6
2022	525.4
Thereafter	1,289.4

$2,293.6

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

As of December 30, 2017, we had $220.3 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $46.0 million of letters of credit, was $233.7 million as of December 30, 2017. The weighted average effective interest rate at December 30, 2017 on our outstanding LIBOR loans was 3.1%. The effective interest rates are based on our aggregate availability.

On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to repay $262.5 million of our outstanding balance on the ABL facility. Additionally, we amended and restated the Amended and Restated Credit Agreement. The ABL facility, as amended and restated, provides us with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. Cott and its subsidiaries, Cott Holdings Inc., DSS, S&D, Aimia and Aquaterra, are borrowers under the ABL facility. The ABL facility is a revolving facility of up to $250.0 million with a maturity date of August 3, 2021. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement. Subject to certain conditions, the ABL facility may be increased up to an additional $100.0 million at our option if lenders agree to increase their commitments. The debt under the ABL facility is guaranteed by most of our U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of our Dutch subsidiaries.

5.500% Senior Notes due in 2025

On March 22, 2017, we issued $750.0 million of our 2025 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by our wholly-owned subsidiary Cott Holdings Inc., and most of our U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017. The proceeds of the 2025 Notes were used to redeem in full the 2020 Notes, redeem $100.0 million aggregate principal amount of our DSS Notes and to pay related fees and expenses.

We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2025 Notes.

5.500% Senior Notes due in 2024

In June 2016, we issued €450.0 million (U.S. $539.1 million at the exchange rate in effect on December 30, 2017) of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A and Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the Eden Acquisition, we assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of our U.S., Canadian, U.K. Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the Eden Acquisition and to pay related fees and expenses.

We incurred approximately $11.3 million of financing fees for the issuance of the 2024 Notes and $11.0 million of bridge financing commitment fees and professional fees in connection with the Eden Acquisition. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were recorded in SG&A expenses for the year ended December 31, 2016 in our Consolidated Statement of Operations.

5.375% Senior Notes due in 2022

In June 2014, we issued $525.0 million of 5.375% senior notes due 2022. The issuer of the notes was our wholly-owned U.S. subsidiary Cott Beverages Inc. (“CBI”), and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the obligations.

We incurred $9.6 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees were being amortized using the effective interest method over an eight-year period, which represented the term to maturity of the 2022 Notes.

On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to redeem the 2022 Notes. The redemption of the 2022 Notes included $21.2 million in premium payments and $2.2 million in accrued interest.

10.00% Senior Notes due in 2021

In August 2013, DSS (formerly DS Waters of America, Inc.) issued $350.0 million of 10.00% senior secured notes. In connection with the acquisition of DSS, our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries became guarantors of the obligations.

The DSS Notes were recorded at their fair value of $406.0 million as part of the acquisition of DSS. The difference between the fair value and the principal amount of $350.0 million was being amortized as a component of interest expense over the remaining contractual term of the DSS Notes. We incurred approximately $26.5 million of consent solicitation fees and bridge financing commitment fees.

On May 5, 2017, we used a portion of the proceeds from the issuance of the 2025 Notes to redeem $100.0 million in aggregate principal amount of the DSS Notes. The partial redemption of the DSS Notes included $7.7 million in premium payments, accrued interest of $1.8 million and the write-off of $9.2 million of unamortized premium.

On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to redeem the remaining $250.0 million aggregate principal amount of the DSS Notes. The redemption of the 2022 Notes included $12.5 million in premium payments and $10.3 million in accrued interest.

6.75% Senior Notes due in 2020

In December 2014, we issued $625.0 million of 6.75% senior notes due January 1, 2020. The issuer of the notes was our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the obligations.

We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes. The financing fees were being amortized using the effective interest method over a five-year period, which represented the term to maturity of the 2020 Notes.

On April 5, 2017 and March 22, 2017, we used a portion of the proceeds from the issuance of the 2025 Notes to purchase $422.7 million and $202.3 million in aggregate principal amount of the 2020 Notes. The redemption of the 2020 Notes included $14.3 million and $7.1 million in premium payments, accrued interest of $7.4 million and $3.1 million, the write-off of $5.8 million and $2.9 million in deferred financing fees, and other costs of $0.1 million.

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with GE Capital for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at 5.23% interest.

On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to pay the remaining $1.9 million outstanding balance of the GE Term Loan.

Covenant Compliance

Indentures governing our outstanding notes

Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 30, 2017, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of our outstanding notes since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 30, 2017, the minimum fixed charge coverage ratio of 1.0 to 1.0 was effective if and when aggregate availability was less than the greater of 10% of the lenders’ commitments under the ABL facility or $37.5 million. If excess availability was less than the greater of 10% of the aggregate availability under the ABL facility or $37.5 million, the lenders would take dominion over the cash and would apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of December 30, 2017.

On January 30, 2018, in connection with the closing of the Transaction, we amended and restated the Amended and Restated Credit Agreement, dated as of August 3, 2016, as amended, which governed our prior ABL facility. Under the credit agreement governing the ABL facility, as amended and restated, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million. Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default exists or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility.

Note 16—Retirement Plans

The Company maintains certain defined contribution (“DC”) retirement plans covering qualifying employees. The total expense with respect to these DC plans was $2.0 million for the year ended December 30, 2017 (2016—$4.7 million; 2015—$4.5 million).

The Company also maintains several defined benefit (“DB”) plans acquired as a part of acquisitions covering certain U.S. and non-U.S. employees, referred to as the U.S. and International Plans, respectively. Retirement benefits are based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Our U.S. Plan is closed to new participants and frozen. The Company uses a December 30, 2017 measurement date for all DB plans. Any variation differences based on one day of trading are deemed immaterial.

In the third quarter of 2017, our Eden business relocated its corporate headquarters from Switzerland to Spain, which resulted in the dismissal or relocation of certain non-U.S. employees of the International Plans. As a result of the dismissal or relocation of the certain non-U.S. employees, we recorded a gain on pension curtailment of approximately $4.5 million to SG&A expenses, in the Consolidated Statement of Operations for the year ended December 30, 2017.

Obligations and Funded Status

The following table summarizes the change in the projected benefit obligation, change in plan assets and unfunded status of the DB plans as of December 30, 2017 and December 31, 2016:

	December 30, 2017
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$8.3	$30.5	$38.8
Business combinations	—	—	—
Service cost	—	1.9	1.9
Interest cost	0.3	0.3	0.6
Benefit payments	(0.4)	(3.0)	(3.4)
Actuarial losses	0.2	(0.1)	0.1
Settlement gains	—	—	—
Curtailment gains	—	(18.2)	(18.2)
Translation gains	—	1.4	1.4

Projected benefit obligation at end of year	$8.4	$12.8	$21.2

Change in Plan Assets
Plan assets beginning of year	$6.3	$20.4	$26.7
Business combinations	—	—	—
Employer contributions	0.3	0.9	1.2
Plan participant contributions	—	0.4	0.4
Benefit payments	(0.4)	(2.5)	(2.9)
Curtailment losses	—	(14.2)	(14.2)
Actual return on plan assets	0.9	0.6	1.5
Translation losses	—	1.0	1.0

Fair value at end of year	$7.1	$6.6	$13.7

Funded Status of Plan
Projected benefit obligation	$(8.4)	$(12.8)	$(21.2)
Fair value of plan assets	7.1	6.6	13.7

Unfunded status	$(1.3)	$(6.2)	$(7.5)

	December 31, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$10.3	$—	$10.3
Business combinations	—	29.3	29.3
Service cost	—	2.1	2.1
Interest cost	0.4	0.3	0.7
Benefit payments	(2.3)	(0.5)	(2.8)
Actuarial losses	—	0.4	0.4
Settlement gains	(0.1)	—	(0.1)
Translation gains	—	(1.1)	(1.1)

Projected benefit obligation at end of year	$8.3	$30.5	$38.8

Change in Plan Assets
Plan assets beginning of year	$7.7	$—	$7.7
Business combinations	—	19.5	19.5
Employer contributions	0.4	0.6	1.0
Plan participant contributions	—	0.2	0.2
Benefit payments	(2.3)	(0.2)	(2.5)
Actual return on plan assets	0.4	0.9	1.3
Translation losses	—	(0.6)	(0.6)

Fair value at end of year	$6.2	$20.4	$26.6

Funded Status of Plan
Projected benefit obligation	$(8.3)	$(30.5)	$(38.8)
Fair value of plan assets	6.2	20.4	26.6

Unfunded status	$(2.1)	$(10.1)	$(12.2)

The accumulated benefit obligation for the U.S. Plans equaled $8.4 million and $8.3 million at the end of 2017 and 2016, respectively. The accumulated benefit obligation for the International Plans equaled $12.8 million and $30.5 million at the end of 2017 and 2016, respectively.

Periodic Pension Costs

The components of net periodic pension cost were as follows:

	December 30, 2017
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$1.9	$1.9
Interest cost	(0.3)	0.3	—
Expected return on plan assets	0.4	(0.3)	0.1
Amortization of prior service costs	—	—	—
Recognized net loss due to settlement	—	—	—
Amortization of net actuarial loss	—	—	—
Curtailment gain	—	(4.5)	(4.5)
Employees contribution	—	(0.4)	(0.4)

Net periodic pension cost	$0.1	$(3.0)	$(2.9)

	December 31, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$2.1	$2.1
Interest cost	(0.4)	0.2	(0.2)
Expected return on plan assets	0.6	(0.2)	0.4
Amortization of prior service costs	—	—	—
Recognized net loss due to settlement	(0.1)	—	(0.1)
Amortization of net actuarial loss	—	—	—
Employees contribution	—	(0.2)	(0.2)

Net periodic pension cost	$0.1	$1.9	$2.0

	January 2, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Interest cost	0.4	—	0.4
Expected return on plan assets	(0.5)	—	(0.5)

Net periodic pension cost	$(0.1)	$—	$(0.1)

Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	December 30, 2017
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	(0.6)	(16.2)	(16.8)

Total accumulated other comprehensive loss	$(0.6)	$(16.2)	$(16.8)

	December 31, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	(1.2)	(13.2)	(14.4)

Total accumulated other comprehensive loss	$(1.2)	$(13.2)	$(14.4)

	January 2, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Unamortized prior service cost	$(0.1)	$—	$(0.1)
Unrecognized net actuarial loss	(1.4)	(8.6)	(10.0)

Total accumulated other comprehensive loss	$(1.5)	$(8.6)	$(10.1)

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the projected benefit obligation:

	For the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
U.S. Plans
Discount rate	3.5%	3.8%	4.0%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.3%
International Plans
Discount rate	2.0%	1.7%	—%
Expected long-term rate of return on plan assets	3.1%	2.6%	—%
Rate of compensation increase	1.4%	1.0%	—%
CPI Inflation factor	0.3%	0.3%	—%

The following table summarizes the weighted average actuarial assumptions used to determine net periodic benefit cost:

	For the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
U.S. Plans
Discount rate	3.8%	4.0%	4.1%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.3%
International Plans
Discount rate	2.0%	1.7%	—%
Expected long-term rate of return on plan assets	3.1%	1.0%	—%
Inflation factor	0.3%	0.3%	—%

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

Asset Mix

Our DB plans weighted-average asset allocations by asset category were as follows:

	December 30, 2017	December 31, 2016
U.S. Plans
Equity securities	61.4%	60.7%
Fixed income investments	38.6%	39.3%
International Plans
Cash and cash equivalents	0.3%	2.4%
Equity securities	64.2%	76.1%
Fixed income investments	29.2%	8.8%
Real estate	6.3%	12.7%

Plan Assets

Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. The target allocation percentages for the U.S. Plans’ assets range between 55% to 65% in equity securities and 35% to 45% in fixed income investments. The target allocation percentages for the International Plans’ assets range between 50% to 80% in equity securities, 20% to 50% in fixed income investments, 0% to 30% in real estate and 0% to 15% in alternative investments. None of our equity or debt securities are included in plan assets.

Cash Flows

We expect to contribute $0.8 million to the DB plans during the 2018 fiscal year.

The following benefit payments are expected to be paid in the periods indicated below:

(in millions of U.S. dollars)	U.S.	International	Total
Expected benefit payments
FY 2018	$0.4	$1.1	$1.5
FY 2019	0.4	0.7	1.1
FY 2020	0.4	0.6	1.0
FY 2021	0.5	0.5	1.0
FY 2022	0.5	0.4	0.9
FY 2023 through FY 2027	2.5	1.8	4.3

The fair values of the Company’s U.S. plan assets are measured daily at their net asset value and valued at $7.1 million and $6.2 million at December 30, 2017 and December 31, 2016, respectively.

The fair values of the Company’s International plan assets at December 30, 2017 and December 31, 2016 were as follows:

	December 30, 2017
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Mutual funds:
Non-U.S. equity securities	1.6	—	—
Other	—	0.4	—
Fixed income:
Non-U.S. bonds	2.3	—	—
Insurance contract	—	1.9	—
Real estate:
Real estate	—	0.4	—

Total	$3.9	$2.7	$—

	December 31, 2016
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$0.5	$—	$—
Mutual funds:
Non-U.S. equity securities	2.5	—	—
Other	—	1.3	—
Fixed income:
Non-U.S. bonds	11.7	—
Insurance contract	—	1.8	—
Real estate:
Real estate	—	2.6

Total	$14.7	$5.7	$—

Note 17—Consolidated Accumulated Other Comprehensive (Loss) Income

Changes in consolidated accumulated other comprehensive (loss) income (“AOCI”) by component for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 were as follows:

(in millions of U.S. dollars)[1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance at January 3, 2015	$0.2	$(12.4)	$(38.8)	$(51.0)

OCI before reclassifications	(5.6)	1.9	(23.3)	(27.0)
Amounts reclassified from AOCI	0.7	0.4	—	1.1

Net current-period OCI	(4.9)	2.3	(23.3)	(25.9)
Purchase of subsidiary shares from non-controlling interest	—	—	0.7	0.7

Balance January 2, 2016	$(4.7)	$(10.1)	$(61.4)	$(76.2)

OCI before reclassifications	10.9	(4.8)	(42.0)	(35.9)
Amounts reclassified from AOCI	(6.3)	0.5	—	(5.8)

Net current-period OCI	4.6	(4.3)	(42.0)	(41.7)

Balance December 31, 2016	$(0.1)	$(14.4)	$(103.4)	$(117.9)

OCI before reclassifications	—	(2.7)	27.2	24.5
Amounts reclassified from AOCI	(1.3)	0.3	—	(1.0)

Net current-period OCI	(1.3)	(2.4)	27.2	23.5

Balance December 30, 2017	$(1.4)	$(16.8)	$(76.2)	$(94.4)

1.	All amounts are net of tax.

The following table summarizes the amounts reclassified from AOCI to total net income (loss) for the years ended December 30, 2017, December 31, 2016 and January 2, 2016:

(in millions of U.S. dollars)	For the Year Ended			Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components[1]	December 30, 2017	December 31, 2016	January 2, 2016
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$1.3	$6.4	$(1.5)	Cost of sales

	$1.3	$6.4	$(1.5)	Total before taxes
	—	(0.1)	0.8	Tax (expense) or benefit

	$1.3	$6.3	$(0.7)	Net of tax

Amortization of pension benefit plan items
Prior service costs [2]	$—	$(0.1)	$(0.1)
Actuarial (losses)/gains [2]	(0.3)	(0.4)	(0.4)

	(0.3)	(0.5)	(0.5)	Total before taxes
	—	—	0.1	Tax (expense) or benefit

	$(0.3)	$(0.5)	$(0.4)	Net of tax

Total reclassifications for the period	$1.0	$5.8	$(1.1)	Net of tax

1.	Amounts in parenthesis indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

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

(in millions of U.S. dollars)
2018	$45.9
2019	39.6
2020	32.7
2021	26.9
2022	22.7
Thereafter	98.9

Operating lease expenses were:

(in millions of U.S. dollars)
Year ended December 30, 2017	$54.3
Year ended December 31, 2016	$32.3
Year ended January 2, 2016	$20.5

$107.1

Operating lease expenses are shown net of sublease income of $0.7 million for 2017. As of December 30, 2017, we had commitments for capital expenditures of approximately $0.1 million.

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

We had $46.0 million in standby letters of credit outstanding as of December 30, 2017 ($42.4 million—December 31, 2016; $45.6 million—January 2, 2016).

We have future purchase obligations of $135.5 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.

Guarantees

After completion of the Transaction, the Company continues to provide contractual payment guarantees to three third-party lessors of certain real property used in the Traditional Business. The leases were conveyed to Refresco as part of the Transaction, but the Company’s guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $42.0 million as of December 30, 2017 was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The Transaction documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse the Company if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of the Company’s guarantees; discussions are ongoing.

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

For derivatives that will be accounted for as hedging instruments, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are highly effective at offsetting changes in either the fair values or cash flows of the related underlying exposures.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the years ended December 30, 2017 or December 31, 2016, respectively. Substantially all outstanding hedges as of December 30, 2017 are expected to settle in the next twelve months.

We have entered into coffee futures contracts to hedge exposure to price fluctuations on green coffee associated with fixed-price sales contracts with customers, which generally range from three to twelve months in length. These derivative instruments have been designated and qualified as a part of our commodity cash flow hedging program effective January 1, 2017. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee.

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 48.1 million pounds as of December 30, 2017. We did not elect hedge accounting for our coffee futures contracts in 2016. The notional amounts for the coffee futures contracts not designated or qualifying as hedging instruments was 44.9 million pounds as of December 31, 2016. Approximately $1.3 million of realized gains, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statement of Operations for the year ended December 30, 2017.

The fair value of the Company’s derivative liabilities included in accounts payable and accrued liabilities was $1.2 million and $6.1 million as of December 30, 2017 and December 31, 2016, respectively. We had no derivative assets as of December 30, 2017 and December 31, 2016. Set forth below is a reconciliation of the Company’s derivatives by contract type for the period indicated:

(in millions of U.S. dollars)	December 30, 2017		December 31, 2016
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Coffee futures [1]	$—	$1.2	$—	$6.1

	$—	$1.2	$—	$6.1

1.	The fair value of the coffee futures excludes amounts in the related margin accounts. As of December 30, 2017 and December 31, 2016, the aggregate margin account balances were $5.3 million and $9.2 million, respectively and are included in cash & cash equivalents on the Consolidated Balance Sheet.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	December 30, 2017	December 31, 2016
Coffee futures assets	$0.6	$1.4
Coffee futures liabilities	(1.8)	(7.5)

Net liability	$(1.2)	$(6.1)

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for cash flow hedging relationships relationship, presented on a pre-tax basis, for the year ended December 30, 2017, is shown in the table below:

For the year ended December 30, 2017
(in millions of U.S. dollars)	Cost of sales
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,142.0
Gain on cash flow hedging relationship
Coffee futures:
Gain reclassfied from AOCI into income	$1.3

The settlement of our derivative instruments resulted in a credit to cost of sales of $1.3 million for the year ended December 30, 2017.

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

Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value of the derivative liabilities as of December 30, 2017 and December 31, 2016 was $1.2 million and $6.1 million, respectively. We had no derivative assets as of December 30, 2017 and December 31, 2016.

Fair value of financial instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of December 30, 2017 and December 31, 2016 were as follows:

	December 30, 2017		December 31, 2016
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.750% senior notes due in 2020 [1,3]	$—	$—	$615.7	$647.7
10.000% senior notes due in 2021 [1,2]	269.9	283.4	384.2	383.7
5.375% senior notes due in 2022 [1,3]	519.0	539.9	517.9	534.2
5.500% senior notes due in 2024 [1,3]	529.6	574.0	464.3	505.5
5.500% senior notes due in 2025 [1,3]	739.0	759.3	—	—

Total	$2,057.5	$2,156.6	$1,982.1	$2,071.1

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2.	Includes unamortized premium of $19.9 million and $34.2 million at December 30, 2017 and December 31, 2016, respectively.
3.	Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of December 30, 2017 and December 31, 2016 (see Note 15 to the Consolidated Financial Statements).

Note 21—Quarterly Financial Information (unaudited)

	Year Ended December 30, 2017
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$536.9	$580.6	$580.9	$571.3	$2,269.7
Cost of sales	268.1	293.5	288.1	292.3	1,142.0

Gross profit	268.8	287.1	292.8	279.0	1,127.7
SG&A expenses	255.0	260.0	262.8	264.9	1,042.7
Loss (gain) on disposal of property plant and equipment, net	1.3	3.9	(0.4)	5.4	10.2
Acquisition and integration expenses	7.3	6.7	3.2	8.7	25.9

Operating income	5.2	16.5	27.2	—	48.9

Net (loss) income from continuing operations	(10.2)	(4.5)	1.6	9.5	(3.6)

Net (loss) income from discontinued operations,
net of income taxes	(24.2)	(17.8)	43.0	9.7	10.7

Less: Net income attributable to non-controlling interests - discontinued operations	2.0	2.3	2.1	2.1	8.5

Net (loss) income attributable to Cott Corporation	$(36.4)	$(24.6)	$42.5	$17.1	$(1.4)

Per share data:
Net (loss) income per common share attributable to Cott Corporation
Basic:
Continuing operations	$(0.07)	$(0.03)	$0.01	$0.07	$(0.03)

Discontinued operations	$(0.19)	$(0.15)	$0.29	$0.05	$0.02

Net (loss) income	$(0.26)	$(0.18)	$0.30	$0.12	$(0.01)

Diluted:
Continuing operations	$(0.07)	$(0.03)	$0.01	$0.07	$(0.03)

Discontinued operations	$(0.19)	$(0.15)	$0.29	$0.05	$0.02

Net (loss) income	$(0.26)	$(0.18)	$0.30	$0.12	$(0.01)

	Year Ended December 31, 2016
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$305.1	$320.2	$476.7	$521.2	$1,623.2
Cost of sales	140.3	141.1	229.0	262.7	773.1

Gross profit	164.8	179.1	247.7	258.5	850.1
SG&A expenses	159.4	163.0	225.3	258.5	806.2
Loss on disposal of property, plant and equipment, net	1.8	1.4	1.4	2.0	6.6
Acquisition and integration expenses	1.4	11.7	7.4	7.3	27.8

Operating income (loss)	2.2	3.0	13.6	(9.3)	9.5

Net income (loss) from continuing operations	1.4	(3.0)	(4.0)	(54.7)	(60.3)

Net (loss) income from discontinued operations, net of income taxes	(2.8)	11.9	2.9	(23.2)	(11.2)

Less: Net income attributable to non-controlling interests - discontinued operations	1.4	1.5	1.5	1.9	6.3

Net (loss) income attributable to Cott Corporation	$(2.8)	$7.4	$(2.6)	$(79.8)	$(77.8)

Per share data:
Net (loss) income per common share attributable to
Cott Corporation
Basic:
Continuing operations	$0.01	$(0.02)	$(0.03)	$(0.40)	$(0.47)

Discontinued operations	$(0.03)	$0.08	$0.01	$(0.18)	$(0.14)

Net (loss) income	$(0.02)	$0.06	$(0.02)	$(0.58)	$(0.61)

Diluted:
Continuing operations	$0.01	$(0.02)	$(0.03)	$(0.40)	$(0.47)

Discontinued operations	$(0.03)	$0.08	$0.01	$(0.18)	$(0.14)

Net (loss) income	$(0.02)	$0.06	$(0.02)	$(0.58)	$(0.61)

Note 22—Subsequent Events

On January 30, 2018, the Company completed the Transaction. The Transaction was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal reorganization. The aggregate consideration was approximately $1.25 billion, paid at closing in cash, subject to adjustment for indebtedness, working capital, and other customary post-closing adjustments. We used the cash proceeds from the Transaction to retire $525.0 million aggregate principal amount of the 2022 Notes, retire the remaining $250.0 million aggregate principal amount of the DSS Notes, repay $262.5 million of the outstanding balance on our ABL facility, and repay $1.9 million in aggregate principal outstanding on our GE Term Loan. Additionally, in connection with the closing of the Transaction on January 30, 2018, we further amended and restated the Amended and Restated Credit Agreement, dated as of August 3, 2016, as amended, which governed our prior ABL facility. The ABL facility, as amended and restated, is a revolving facility of up to $250.0 million, which may be increased up to an additional $100.0 million at our option if lenders agree to increase their commitments, with a maturity date of August 3, 2021.

On February 12, 2018, the Company entered into a definitive agreement to acquire Crystal Rock Holdings, Inc. (“Crystal Rock”), a direct-to-consumer home and office water, coffee, filtration and office supply service business serving customers throughout New York and New England, for approximately $35 million.

Under the terms of the merger agreement, a wholly-owned subsidiary of Cott commenced a tender offer on February 20, 2018 to acquire all of the outstanding shares of Crystal Rock’s common stock at a price of $0.97 per share in cash. The consummation of the tender offer is subject to several conditions, including a minimum tender of a majority of outstanding shares of Crystal Rock common stock on a fully diluted basis, and other customary conditions. Following consummation of the tender offer, such subsidiary will merge with and into Crystal Rock, such that, following the merger, Crystal Rock will become a wholly-owned subsidiary of Cott.

The acquisition of Crystal Rock is expected to close in March 2018, subject to the conditions to the tender offer and other customary closing conditions.

On February 28, 2018, the Board of Directors declared a dividend of $0.06 per common share, payable in cash on March 28, 2018 to shareowners of record at the close of business on March 13, 2018.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year Ended December 30, 2017
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions[1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(6.3)	$0.1	$(16.2)	$10.8	$3.8	$(7.8)
Inventories	(1.3)	—	(0.4)	—	0.2	(1.5)
Deferred tax assets	(117.7)	—	(17.6)	6.2	—	(129.1)

	$(125.3)	$0.1	$(34.2)	$17.0	$4.0	$(138.4)

(in millions of U.S. dollars)	Year Ended December 31, 2016
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions[1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.6)	$—	$(12.1)	$12.0	$(0.6)	$(6.3)
Inventories	(0.1)	—	(0.1)	(1.2)	0.1	(1.3)
Deferred tax assets[2]	(1.2)	—	(61.3)	(55.2)	—	(117.7)

	$(6.9)	$—	$(73.5)	$(44.4)	$(0.5)	$(125.3)

(in millions of U.S. dollars)	Year Ended January 2, 2016
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions[1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(1.6)	$—	$(14.8)	$12.2	$(1.4)	$(5.6)
Inventories	(0.1)	—	(0.1)	—	0.1	(0.1)
Deferred tax assets	(0.9)	—	(0.3)	—	—	(1.2)

	$(2.6)	$—	$(15.2)	$12.2	$(1.3)	$(6.9)

1.	Deductions primarily represent uncollectible accounts written off.
2.	Amounts charged to other accounts include $27.3 million and $23.8 million of valuation allowances recorded through purchase accounting during 2016 related to the Aquaterra Acquisition and Eden Acquisition, respectively.