Form 10-Q
period 2018-03-31
COTT CORP /CN/
filed 2018-05-10
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018

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

Registrant’s telephone number, including area code: (905) 795-6500 and (813) 313-1732

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2018
Common Shares, no par value per share	140,188,624 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Revenue, net	$560.8	$536.9
Cost of sales	287.3	268.1

Gross profit	273.5	268.8
Selling, general and administrative expenses	261.1	255.0
Loss on disposal of property, plant & equipment, net	1.3	1.3
Acquisition and integration expenses	5.0	7.3

Operating income	6.1	5.2
Other income, net	(20.2)	(1.6)
Interest expense, net	20.8	15.3

Income (loss) from continuing operations before income taxes	5.5	(8.5)
Income tax expense	0.9	1.7

Net income (loss) from continuing operations	$4.6	$(10.2)
Net income (loss) from discontinued operations, net of income taxes (Note 2)	357.4	(24.2)

Net income (loss)	$362.0	$(34.4)
Less: Net income attributable to non-controlling interests—discontinued operations	0.6	2.0

Net income (loss) attributable to Cott Corporation	$361.4	$(36.4)

Net income (loss) per common share attributable to Cott Corporation
Basic:
Continuing operations	$0.03	$(0.07)
Discontinued operations	$2.55	$(0.19)
Net income (loss)	$2.58	$(0.26)
Diluted:
Continuing operations	$0.03	$(0.07)
Discontinued operations	$2.51	$(0.19)
Net income (loss)	$2.54	$(0.26)
Weighted average common shares outstanding (in thousands)
Basic	139,953	138,735
Diluted	142,335	138,735
Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Net income (loss)	$362.0	$(34.4)
Other comprehensive income (loss):
Currency translation adjustment	18.6	9.7
Pension benefit plan, net of tax[1,2]	16.9	0.1
(Loss) gain on derivative instruments, net of tax[3]	(3.8)	2.4

Total other comprehensive income	31.7	12.2

Comprehensive income (loss)	$393.7	$(22.2)
Less: Comprehensive income attributable to non-controlling interests	0.6	2.0

Comprehensive income (loss) attributable to Cott Corporation	$393.1	$(24.2)

1.	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on sale of discontinued operations for the three months ended March 31, 2018.
2.	Net of the effect of $0.1 million tax expense for the three months ended April 1, 2017.
3.	Net of the effect of $0.4 million tax benefit for the three months ended March 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	March 31, 2018	December 30, 2017
ASSETS
Current assets
Cash & cash equivalents	$212.3	$91.9
Accounts receivable, net of allowance of $7.7 ($7.8 as of December 30, 2017)	308.1	285.0
Inventories	139.7	127.6
Prepaid expenses and other current assets	27.3	20.7
Current assets of discontinued operations	—	408.7

Total current assets	687.4	933.9
Property, plant & equipment, net	589.8	584.2
Goodwill	1,137.3	1,104.7
Intangible assets, net	758.4	751.1
Deferred tax assets	1.4	2.3
Other long-term assets, net	37.5	39.4
Long-term assets of discontinued operations	—	677.5

Total assets	$3,211.8	$4,093.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$3.7	$—
Short-term borrowings required to be repaid or extinguished as part of divestiture	—	220.3
Current maturities of long-term debt	2.1	5.1
Accounts payable and accrued liabilities	439.8	412.9
Current liabilities of discontinued operations	—	295.1

Total current liabilities	445.6	933.4
Long-term debt	1,288.7	1,542.6
Debt required to be repaid or extinguished as part of divestiture	—	519.0
Deferred tax liabilities	136.5	98.4
Other long-term liabilities	77.2	68.2
Long-term liabilities of discontinued operations	—	45.8

Total liabilities	1,948.0	3,207.4
Equity
Common shares, no par—140,159,714 shares issued (December 30, 2017—139,488,805 shares issued)	922.2	917.1
Additional paid-in-capital	63.6	69.1
Retained earnings (accumulated deficit)	340.7	(12.2)
Accumulated other comprehensive loss	(62.7)	(94.4)

Total Cott Corporation equity	1,263.8	879.6
Non-controlling interests	—	6.1

Total equity	1,263.8	885.7

Total liabilities and equity	$3,211.8	$4,093.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$362.0	$(34.4)
Net income (loss) from discontinued operations, net of income taxes	357.4	(24.2)

Net income (loss) from continuing operations	4.6	(10.2)
Adjustments to reconcile net income (loss) from continuing operations to cash flows provided by operating activities:
Depreciation & amortization	47.4	43.6
Amortization of financing fees	0.9	0.3
Amortization of senior notes premium	(0.4)	(1.6)
Share-based compensation expense	3.4	4.0
(Benefit) provision for deferred income taxes	(0.2)	1.8
Commodity hedging loss (gain), net	0.3	(1.9)
Gain on extinguishment of debt	(7.1)	—
Loss on disposal of property, plant & equipment, net	1.3	1.3
Other non-cash items	0.1	(1.8)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12.7)	0.1
Inventories	(9.1)	(8.4)
Prepaid expenses and other current assets	(4.3)	(6.5)
Other assets	1.0	(0.1)
Accounts payable and accrued liabilities and other liabilities	(2.6)	10.5

Net cash provided by operating activities from continuing operations	22.6	31.1

Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(27.8)	(5.0)
Additions to property, plant & equipment	(29.8)	(28.2)
Additions to intangible assets	(2.2)	(1.0)
Proceeds from sale of property, plant & equipment	1.9	4.1
Other investing activities	0.2	0.2

Net cash used in investing activities from continuing operations	(57.7)	(29.9)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(262.7)	(0.4)
Issuance of long-term debt	—	750.0
Borrowings under ABL	0.6	—
Payments under ABL	(0.6)	—
Premiums and costs paid upon extinguishment of long-term debt	(12.5)	—
Financing fees	(1.5)	(9.4)
Issuance of common shares	1.8	0.5
Common shares repurchased and cancelled	(5.6)	(1.8)
Dividends paid to common shareowners	(8.4)	(8.4)
Other financing activities	(1.3)	(1.0)

Net cash (used in) provided by financing activities from continuing operations	(290.2)	729.5

Cash flows from discontinued operations:
Operating activities of discontinued operations	(74.4)	(34.8)
Investing activities of discontinued operations	1,228.6	(14.2)
Financing activities of discontinued operations	(769.7)	(270.8)

Net cash provided by (used in) discontinued operations	384.5	(319.8)

Effect of exchange rate changes on cash	(4.8)	1.5

Net increase in cash, cash equivalents and restricted cash	54.4	412.4
Cash & cash equivalents and restricted cash, beginning of period	157.9	118.1

Cash & cash equivalents and restricted cash, end of period	212.3	530.5
Cash & cash equivalents and restricted cash from discontinued operations, end of period	—	457.6

Cash & cash equivalents and restricted cash from continuing operations, end of period	$212.3	$72.9

Supplemental Non-cash Investing and Financing Activities:
Accrued deferred financing fees	$—	$2.2
Dividends payable	0.1	—
Additions to property, plant & equipment through accounts payable and accrued liabilities	9.9	8.3
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10.7	$17.5
Cash paid for income taxes, net	1.4	0.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2016	138,591	$909.3	$54.2	$22.9	$(117.9)	$5.3	$873.8
Common shares repurchased and cancelled	(150)	(1.8)	—	—	—	—	(1.8)
Common shares issued—Equity Incentive Plan	410	3.6	(3.6)	—	—	—	—
Common shares issued—Dividend Reinvestment Plan	12	0.1	—	—	—	—	0.1
Common shares issued—Employee Stock Purchase Plan	39	0.5	(0.1)	—	—	—	0.4
Share-based compensation	—	—	4.8	—	—	—	4.8
Common shares dividends	—	—	—	(8.4)	—	—	(8.4)
Distributions to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Comprehensive income
Currency translation adjustment	—	—	—	—	9.7	—	9.7
Pension benefit plan, net of tax	—	—	—	—	0.1	—	0.1
Gain on derivative instruments, net of tax	—	—	—	—	2.4	—	2.4
Net (loss) income	—	—	—	(36.4)	—	2.0	(34.4)

Balance at April 1, 2017	138,902	$911.7	$55.3	$(21.9)	$(105.7)	$6.4	$845.8

Balance at December 30, 2017	139,489	$917.1	$69.1	$(12.2)	$(94.4)	$6.1	$885.7
Common shares repurchased and cancelled	(355)	(5.6)	—	—	—	—	(5.6)
Common shares issued—Equity Incentive Plan	992	10.3	(8.8)	—	—	—	1.5
Common shares issued—Dividend Reinvestment Plan	8	0.1	—	—	—	—	0.1
Common shares issued—Employee Stock Purchase Plan	26	0.3	(0.1)	—	—	—	0.2
Share-based compensation	—	—	3.4	—	—	—	3.4
Common shares dividends	—	—	—	(8.5)	—	—	(8.5)
Distributions to non—controlling interests	—	—	—	—	—	(0.9)	(0.9)
Sale of subsidiary shares of non-controlling interest	—	—	—	—	—	(5.8)	(5.8)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	18.6	—	18.6
Pension benefit plan, net of tax	—	—	—	—	16.9	—	16.9
Loss on derivative instruments, net of tax	—	—	—	—	(3.8)	—	(3.8)
Net income	—	—	—	361.4	—	0.6	362.0

Balance at March 31, 2018	140,160	$922.2	$63.6	$340.7	$(62.7)	$—	$1,263.8

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1—Summary of Significant Accounting Policies

Description of Business

As used herein, “Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries. Cott is a water, coffee, tea, extracts and filtration service company with a leading volume-based national presence in the North American and European home and office delivery industry for bottled water and a leader in custom coffee roasting, blending of iced tea and extract solutions for the U.S. foodservice industry. Our platform reaches over 2.4 million customers or delivery points across North America and Europe supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.

Basis of Presentation

The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of December 30, 2017 included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“2017 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in our 2017 Annual Report. The accounting policies used in these interim Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.

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

On January 30, 2018, we sold our carbonated soft drinks and juice businesses via the sale of our North America, United Kingdom (“U.K.”) and Mexico business units (including the Canadian business) and our Royal Crown International (“RCI”) finished goods export business (collectively, “Traditional Business” and such transaction, the “Transaction”). As a result, the Company has reclassified the financial results of the Traditional Business to net income (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations for the three months ended April 1, 2017. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statement of Cash Flows for the three months ended April 1, 2017. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations.

Significant Accounting Policies

Included in Note 1 of the 2017 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.

Cost of sales

We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our Route Based Services and Coffee, Tea and Extract Solutions reporting segment branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A were $113.8 million and $106.3 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually. The following table summarizes our goodwill on a reporting segment basis as of March 31, 2018:

	Reporting Segment
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Balance December 30, 2017	$936.7	$117.8	$50.2	$1,104.7
Goodwill acquired during the year	18.9	—	3.3	22.2
Foreign exchange	8.5	—	1.9	10.4

Balance March 31, 2018	$964.1	$117.8	$55.4	$1,137.3

Recently adopted accounting pronouncements

Update ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding revenue recognition and created a new Topic 606, Revenue from Contracts with Customers. The objectives for creating Topic 606 were to remove inconsistencies and weaknesses in revenue recognition, provide a more robust framework for addressing revenue issues, provide more useful information to users of the financial statements through improved disclosure requirements, simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer, and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application.

Effective December 31, 2017 we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 was applied using the modified retrospective method. Adoption of this standard did not result in a cumulative adjustment to the opening balance of retained earnings at December 31, 2017 and did not have any other material effect on the results of operations, financial position or cash flows of the Company for the three months ended April 1, 2017 (see Note 3 to the Consolidated Financial Statements).

Update ASU 2017-01 – Business Combinations (Topic 805)

In January 2017, the FASB amended its guidance regarding business combinations. The amendment clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide an analysis of fair value of assets acquired to determine when a set of assets is not a business, and uses more stringent criteria related to inputs, substantive process, and outputs to determine if a business exists. We adopted the guidance in this amendment effective December 31, 2017, and applied it prospectively to all periods presented. Adoption of this new standard may result in more transactions being accounted for as asset acquisitions versus business combinations; however, the impact on our Consolidated Financial Statements in future periods will depend on the facts and circumstances of future transactions.

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

Effective December 31, 2017, we adopted the guidance in this amendment retrospectively. The new standard requires that only the service cost component of periodic benefit cost is recorded in SG&A expenses. All other components of net periodic benefit cost are excluded from operating income. The adoption of ASU 2017-07 did not have a material impact on operating income for the three months ended March 31, 2018 or April 1, 2017.

Update ASU 2017-09 – Stock Compensation – Scope of Modification Accounting (Topic 718)

In May 2017, the FASB amended its guidance regarding the scope of modification accounting for share-based compensation arrangements. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public entities for reporting periods for which financial statements have not yet been issued. We adopted the guidance in this amendment effective December 31, 2017, and applied it prospectively to all periods presented. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

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

Update ASU 2018-05 – Income Taxes—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (Topic 740)

In March 2018, the FASB amended its guidance regarding Accounting Standards Codification 740, Income Taxes (“ASC 740”). On December 22, 2017, the U.S. government enacted the Tax Act, which makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year 2018. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for entities to complete the accounting under ASC 740. In accordance with SAB 118, an entity must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that an entity’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If an entity cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has applied SAB 118, and has recorded a provisional estimate related to certain 2017 effects of the Tax Act, and has provided the required disclosures (see Note 5 of the Consolidated Financial Statements).

Note 2—Discontinued Operations

On January 30, 2018, the Company completed the sale of the Traditional Business to Refresco Group N.V., a Dutch public company (“Refresco”). The Transaction was structured as a sale of the assets of the Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after the Company completed an internal reorganization. The aggregate deal consideration was approximately $1.25 billion, paid at closing in cash, subject to adjustment for indebtedness, working capital, and other customary post-closing adjustments. As of March 31, 2018, $12.5 million of the total sale proceeds are being held in escrow by a third party escrow agent to secure potential indemnification claims. The remaining balance in the escrow account will be released, subject to any amounts for pending indemnification claims, on the eighteen month anniversary of the closing date of the Transaction. These funds are included in cash & cash equivalents on the Consolidated Balance Sheet as of March 31, 2018. The Traditional Business excludes our Company’s Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”) and Eden Springs Europe B.V. (“Eden”) businesses) and Coffee, Tea and Extract Solutions (which includes our S. & D. Coffee, Inc. (“S&D”) business) reporting segments, our Aimia Foods (“Aimia”), Decantae Mineral Water Ltd. (“Decantae”) and RCI concentrate businesses, and our Columbus, Georgia manufacturing facility.

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

In addition, the Company and Refresco have entered into certain Co-pack Manufacturing Agreements pursuant to which the Company and Refresco will manufacture and supply certain beverage products for each other, and a Concentrate Supply Agreement pursuant to which the Company will supply concentrates to Refresco. Each party will be compensated for the products they supply as set forth in the applicable agreements. The Co-pack Manufacturing Agreements have a term of 36 months and the Concentrate Supply Agreement has a term that is coterminous with the term of the Transition Services Agreement. During the three months ended March 31, 2018, the Company has paid Refresco $2.2 million for the contract manufacture of beverage products. In addition, during the three months ended March 31, 2018, we have reimbursed Refresco $12.8 million for various operational expenses that were paid by Refresco on our behalf.

The Company used a portion of the sale proceeds to (i) retire $525.0 million aggregate principal amount of the 5.375% senior notes due 2022 (the “2022 Notes”), (ii) retire the remaining $250.0 million aggregate principal amount of the 10.000% senior secured notes due 2021 (the “DSS Notes”), (iii) repay $262.5 million outstanding balance on the asset-based lending facility (the “ABL facility”), and (iv) repay $1.9 million in aggregate principal outstanding on the capital lease finance arrangement with General Electric Capital Corporation (the “GE Term Loan”).

The major components of net income (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2018	April 1, 2017
Revenue, net	$111.2	$371.8
Cost of sales	98.4	330.0
Operating income from discontinued operations	2.0	5.6
Gain on sale of discontinued operations	429.4	—
Net income (loss) from discontinued operations, before income taxes	404.0	(24.8)
Income tax expense (benefit)[1]	46.6	(0.6)
Net income (loss) from discontinued operations, net of income taxes	357.4	(24.2)
Less: Net income attributable to non-controlling interests	0.6	2.0
Net income (loss) attributable to Cott Corporation – discontinued operations[2]	$356.8	$(26.2)

1.	Overall the net income from discontinued operations, before income taxes for the three months ended March 31, 2018 resulted in income tax expense of $46.6 million. The Transaction resulted in a taxable gain on sale in the U.S., which utilized a significant portion of the existing U.S. net operating loss carry forwards. As a result, the Company is in a net deferred tax liability position in the U.S. and thus a tax benefit of approximately $25.0 million related to a release of the U.S. valuation allowance was recorded and is offsetting the overall income tax expense related to discontinued operations.
2.	Net income (loss) attributable to Cott Corporation – discontinued operations is inclusive of interest expense on short-term borrowings and debt required to be repaid or extinguished as part of divestiture of $3.4 million and $20.4 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

Cash flows from discontinued operations included borrowings and payments under the ABL facility of $262.4 million and $482.8 million, respectively, for the three months ended March 31, 2018 and $772.9 million and $832.7 million, respectively, for the three months ended April 1, 2017.

Note 3—Revenue

We are a water, coffee, tea, extracts and filtration service company. Our principal source of revenue is from bottled water delivery to residential and business customers in North America and Europe and manufacture and distribution of coffee, tea and extracts to institutional and commercial customers in the United States. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.

Contract Estimates

The nature of certain of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which the Company historically estimated and recorded promotional programs and discounts.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as product is delivered.

Contract Balances

Contract liabilities relate primarily to advances received from the Company’s customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at March 31, 2018 and December 30, 2017 were $20.8 million and $21.8 million, respectively. The amount of revenue recognized in the three months ended March 31, 2018 that was included in the December 30, 2017 deferred revenue balance was $13.8 million.

The Company does not have any material contract assets as of March 31, 2018.

Disaggregated Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.

Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2018	April 1, 2017
United States	$418.6	$409.6
United Kingdom	43.6	38.7
Canada	15.2	14.5
All other countries	83.4	74.1

Total[1]	$560.8	$536.9

1.	Prior-period amounts are not adjusted under the modified-retrospective method of adoption.

Note 4—Acquisitions

Crystal Rock Acquisition

On March 21, 2018, the Company, through its wholly owned subsidiary, CR Merger Sub, Inc. (“Purchaser”), completed a cash tender offer for all outstanding shares of common stock of Crystal Rock Holdings, Inc., a direct-to-consumer home and office water, coffee and filtration business serving customers throughout New York and New England (“Crystal Rock”). On March 23, 2018 (“Crystal Rock Acquisition Date”), the Purchaser merged with and into Crystal Rock, with Crystal Rock becoming a wholly-owned indirect subsidiary of the Company (the “Crystal Rock Acquisition”). The aggregate consideration was approximately $37.7 million and includes the purchase price paid by the Company to the Crystal Rock shareholders of $20.7 million, $0.8 million in costs paid on behalf of the sellers for the seller’s transaction costs and $16.2 million of assumed debt and accrued interest obligations of the acquired company that was paid by the Company.

The total purchase price paid by Cott in the Crystal Rock Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$20.7
Cash paid on behalf of sellers for sellers’ transaction expenses	0.8

Total consideration	$21.5

The Crystal Rock Acquisition strengthens the Company’s presence in New York and New England. The Company has accounted for this transaction as a business combination.

The purchase price of $21.5 million, net of debt, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the Crystal Rock Acquisition Date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Acquired Value
Cash	$1.6
Accounts receivable	6.5
Inventory	2.3
Prepaid expenses and other assets	1.2
Property, plant & equipment	9.4
Goodwill	16.7
Intangible assets	13.3
Other assets	0.8
Short-term borrowings	(4.1)
Current maturities of long-term debt	(1.6)
Accounts payable and accrued liabilities	(5.2)
Long-term debt	(10.4)
Deferred tax liabilities	(6.5)
Other long-term liabilities	(2.5)

Total	$21.5

The assets and liabilities acquired with the Crystal Rock Acquisition are recorded at their estimated fair values per management’s estimates and are subject to change when formal valuations and other studies are finalized.

The amount of revenues and net income related to the Crystal Rock Acquisition included in the Company’s Consolidated Statement of Operations for the period from the Crystal Rock Acquisition Date through March 31, 2018 were $1.0 million and $0.2 million, respectively. During the three months ended March 31, 2018, the Company incurred $0.6 million of acquisition-related costs associated with the Crystal Rock Acquisition, which are included within acquisition and integration expenses in the Consolidated Statement of Operations.

Intangible Assets

In our preliminary determination of the fair value of the intangible assets, we considered, among other factors, the best use of acquired assets, analysis of historic financial performance and estimates of future performance of Crystal Rock’s products. The estimated fair values of identified intangible assets were calculated considering market participant expectations and using an income approach and estimates and assumptions provided by management. The following table sets forth the components of identified intangible assets associated with the Crystal Rock Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$9.4	11 years
Trademarks and trade names	3.9	Indefinite

Total	$13.3

Customer relationships represent future projected revenue that will be derived from sales to existing customers of Crystal Rock.

Trademark and trade names represent the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark or trade name rather than through a royalty or rental fee.

Goodwill

The principal factor that resulted in recognition of goodwill was that the purchase price for the Crystal Rock Acquisition was based in part on cash flow projections assuming the reduction of administrative costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Crystal Rock Acquisition was allocated to the Route Based Services reporting segment, none of which is expected to be tax deductible.

Note 5—Income Taxes

Income tax expense was $0.9 million on pre-tax income from continuing operations of $5.5 million for the three months ended March 31, 2018, as compared to an income tax expense of $1.7 million on pre-tax loss from continuing operations of $8.5 million for the three months ended April 1, 2017, respectively. The effective income tax rates were 16.4% and (20.0%) for the three months ended March 31, 2018 and April 1, 2017, respectively. The effective tax rate for the three months ended March 31, 2018 varied from the effective tax rate for the three months ended April 1, 2017 due primarily to losses incurred in the United States for which we have recognized a tax benefit in 2018.

On December 22, 2017, the U.S. government enacted the Tax Act, which significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, limiting various business deductions and repealing the corporate alternative minimum tax. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. GAAP requires the impact of tax legislation to be recognized in the period in which the law was enacted. As a result of the Tax Act, the Company recorded tax benefits in the fourth quarter of 2017 of $32.2 million due to a re-measurement of the U.S deferred tax assets and liabilities and $1.3 million due to the repeal of the corporate alternative minimum tax. The tax benefits represent provisional amounts and our current best estimates. We have not made adjustments to our provisional estimate during the first quarter of 2018. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Act and in accordance with SAB 118 may be refined through the fourth quarter of 2018 as we receive additional clarification and implementation guidance. As we finalize the accounting for the tax effects of the enactment of the Tax Act during the measurement period, we will reflect adjustments to the provisional amounts recorded and record additional tax effects in the periods such adjustments are identified.

Note 6—Net Income (Loss) Per Common Share

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

Set forth below is a reconciliation of the numerator and denominator for the diluted net income (loss) per common share computations for the periods indicated:

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Numerator (in millions):
Net income (loss) attributable to Cott Corporation
Continuing operations	$4.6	$(10.2)
Discontinued operations	356.8	(26.2)

Net income (loss)	$361.4	$(36.4)

Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding—basic	139,953	138,735
Basic Earnings Per Share:
Continuing operations	$0.03	$(0.07)
Discontinued operations	2.55	(0.19)

Net income (loss)	$2.58	$(0.26)

Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding—basic	139,953	138,735
Dilutive effect of Stock Options	1,339	—
Dilutive effect of Performance based RSUs	821	—
Dilutive effect of Time-based RSUs	222	—

Weighted average common shares outstanding—diluted	142,335	138,735
Diluted Earnings Per Share:
Continuing operations	$0.03	$(0.07)
Discontinued operations	2.51	(0.19)

Net income (loss)	$2.54	$(0.26)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended
(in thousands)	March 31, 2018	April 1, 2017
Stock Options	914	4,474
Performance-based RSUs[1]	627	1,824
Time-based RSUs	90	721

1.	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

Note 7—Segment Reporting

Our broad portfolio of products includes bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers, speciality coffee, liquid coffee or tea concentrate, single cup coffee, cold brewed coffee, iced blend coffee or tea beverages, blended teas, hot tea, sparkling tea, coffee or tea extract solutions, filtration equipment, hot chocolate, soups, malt drinks, creamers/whiteners, cereals, beverage concentrates and mineral water.

Our business operates through three reporting segments: Route Based Services; Coffee, Tea and Extract Solutions; and All Other. Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

	For the Three Months Ended March 31, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Corporate	Eliminations	Total
Revenue, net[1]	$371.1	$146.1	$44.7	$—	$(1.1)	$560.8
Depreciation and amortization	39.8	5.7	1.8	0.1	—	47.4
Operating income (loss)	12.4	4.1	1.4	(11.8)	—	6.1
Additions to property, plant & equipment	27.1	2.1	0.6	—	—	29.8
As of March 31, 2018
Total segment assets[2]	2,392.8	459.9	237.9	121.2	—	3,211.8

1.	Intersegment revenue between the Coffee, Tea and Extract Solutions and the Route Based Services reporting segments was $1.1 million for the three months ended March 31, 2018. In addition, All Other includes $4.2 million of related party concentrate sales to discontinued operations for the three months ended March 31, 2018.
2.	Excludes intersegment receivables, investments and notes receivable.

	For the Three Months Ended April 1, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Corporate	Eliminations	Total
Revenue, net[1]	$352.3	$143.3	$41.3	$—	$—	$536.9
Depreciation and amortization	36.0	5.5	2.1	—	—	43.6
Operating income (loss)	9.4	5.6	0.4	(10.2)	—	5.2
Additions to property, plant & equipment	23.1	5.0	0.1	—	—	28.2
As of December 30, 2017
Total segment assets[2]	2,343.4	455.7	207.8	—	—	3,006.9

1.	All Other includes $10.3 million of related party concentrate sales to discontinued operations for the three months ended April 1, 2017.
2.	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	December 30, 2017
Segment assets[1]	$3,006.9
Assets of discontinued operations[1]	1,086.2

Total assets	$4,093.1

1.	Excludes intersegment receivables, investments and notes receivable.

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

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended March 31, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$228.9	$—	$—	$—	$228.9
Coffee and tea services	46.3	117.2	0.7	(1.0)	163.2
Retail	54.7	—	15.4	—	70.1
Other	41.2	28.9	28.6	(0.1)	98.6

Total	$371.1	$146.1	$44.7	$(1.1)	$560.8

	For the Three Months Ended April 1, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$218.0	$—	$—	$—	$218.0
Coffee and tea services	45.9	119.7	0.6	—	166.2
Retail	51.8	—	11.7	—	63.5
Other	36.6	23.6	29.0	—	89.2

Total	$352.3	$143.3	$41.3	$—	$536.9

Note 8—Inventories

The following table summarizes inventories as of March 31, 2018 and December 30, 2017:

(in millions of U.S. dollars)	March 31, 2018	December 30, 2017
Raw materials	$77.0	$68.1
Finished goods	39.7	34.3
Resale items	20.6	21.8
Other	2.4	3.4

Total	$139.7	$127.6

Note 9—Intangible Assets, Net

The following table summarizes intangible assets as of March 31, 2018 and December 30, 2017:

	March 31, 2018			December 30, 2017
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets
Not subject to amortization
Rights	$24.5	$—	$24.5	$24.5	$—	$24.5
Trademarks	269.6	—	269.6	264.1	—	264.1

Total intangible assets not subject to amortization	$294.1	$—	$294.1	$288.6	$—	$288.6

Subject to amortization
Customer relationships	601.3	170.0	431.3	583.4	154.7	428.7
Patents	15.2	1.4	13.8	15.2	1.0	14.2
Software	30.8	15.0	15.8	28.8	13.0	15.8
Other	8.1	4.7	3.4	8.0	4.2	3.8

Total intangible assets subject to amortization	$655.4	$191.1	$464.3	$635.4	$172.9	$462.5

Total intangibles assets	$949.5	$191.1	$758.4	$924.0	$172.9	$751.1

Amortization expense of intangible assets was $17.0 million and $15.5 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

The estimated amortization expense for intangible assets over the next five years is:

(in millions of U.S. dollars)
Remainder of 2018	$52.9
2019	62.5
2020	53.7
2021	46.4
2022	40.5
Thereafter	208.3

Total	$464.3

Note 10—Debt

Our total debt as of March 31, 2018 and December 30, 2017 was as follows:

	March 31, 2018			December 30, 2017
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
10.000% senior notes due in 2021[1]	$—	$—	$—	$269.9	$—	$269.9
5.375% senior notes due in 2022	—	—	—	525.0	6.0	519.0
5.500% senior notes due in 2024	554.4	8.8	545.6	539.1	9.5	529.6
5.500% senior notes due in 2025	750.0	10.7	739.3	750.0	11.0	739.0
ABL facility	—	—	—	220.3	—	220.3
GE Term Loan	—	—	—	2.0	—	2.0
Short-term borrowings	3.7	—	3.7	0.8	—	0.8
Capital leases	5.9	—	5.9	6.4	—	6.4

Total debt	1,314.0	19.5	1,294.5	2,313.5	26.5	2,287.0
Less: Short-term borrowings and current debt:
ABL facility	—	—	—	220.3	—	220.3

Total short-term borrowings required to be repaid or extinguished as part of divestiture	—	—	—	220.3	—	220.3
GE Term Loan—current maturities	—	—	—	2.0	—	2.0
Short-term borrowings	3.7	—	3.7	0.8	—	0.8
Capital leases—current maturities	2.1	—	2.1	2.3	—	2.3

Total current debt	5.8	—	5.8	225.4	—	225.4
Less: Debt required to be repaid or extinguished as part of divestiture 5.375% senior notes due in 2022	—	—	—	525.0	6.0	519.0

Total debt required to be repaid or extinguished as part of divestiture	—	—	—	525.0	6.0	519.0

Total long-term debt	$1,308.2	$19.5	$1,288.7	$1,563.1	$20.5	$1,542.6

1.	Includes unamortized premium of $19.9 million at December 30, 2017.

10.000% Senior Notes due in 2021

On January 30, 2018, we used a portion of the proceeds from the Transaction to redeem the remaining $250.0 million aggregate principal amount of the DSS Notes. The redemption of the DSS Notes included $12.5 million in premium payments, accrued interest of $10.3 million and the write-off of $19.6 million of unamortized premium.

5.375% Senior Notes due in 2022

On January 30, 2018, we used a portion of the proceeds from the Transaction to redeem the 2022 Notes. The redemption of the 2022 Notes included $21.2 million in premium payments, $2.2 million in accrued interest and the write-off of $5.9 million of deferred financing fees.

GE Term Loan

On January 30, 2018, we used a portion of the proceeds from the Transaction to pay the remaining $1.9 million outstanding balance of the GE Term Loan.

ABL Facility

On January 30, 2018, we used a portion of the proceeds from the Transaction to repay $262.5 million of our outstanding balance on the ABL facility.

On January 30, 2018, we amended and restated the Amended and Restated Credit Agreement, dated as of August 3, 2016, as amended, which governed our prior ABL facility. Under the credit agreement governing the ABL facility, as amended and restated, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million. Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default exists or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility.

The amendment to the ABL facility was considered to be a modification of the original agreement under GAAP. We wrote off $2.5 million of existing deferred financing fees and the remaining $2.5 million of unamortized deferred financing costs along with $1.5 million of deferred financing costs incurred in connection with the amendment to the ABL facility are being amortized using the straight-line method over the duration of the ABL facility.

Note 11—Accumulated Other Comprehensive (Loss) Income

With the disposition of the Traditional Business in 2018, the foreign currency translation balances associated with the Traditional Business were recognized in earnings in the period of disposition. Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three months ended March 31, 2018 and April 1, 2017 were as follows:

(in millions of U.S. dollars)[1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 31, 2016	$(0.1)	$(14.4)	$(103.4)	$(117.9)

OCI before reclassifications	3.1	—	9.7	12.8
Amounts reclassified from AOCI	(0.7)	0.1	—	(0.6)

Net current-period OCI	2.4	0.1	9.7	12.2

Ending balance April 1, 2017	$2.3	$(14.3)	$(93.7)	$(105.7)

Beginning balance December 30, 2017	$(1.4)	$(16.8)	$(76.2)	$(94.4)

OCI before reclassifications	(4.7)	—	9.2	4.5
Amounts reclassified from AOCI	0.9	16.9	9.4	27.2

Net current-period OCI	(3.8)	16.9	18.6	31.7

Ending balance March 31, 2018	$(5.2)	$0.1	$(57.6)	$(62.7)

1.	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three months ended March 31, 2018 and April 1, 2017, respectively.

(in millions of U.S. dollars)	For the Three Months Ended
Details About AOCI Components[1]	March 31, 2018	April 1, 2017	Affected Line Item in the Statement Where Net Income Is Presented
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(0.9)	$0.7	Cost of sales

	(0.9)	0.7	Total before taxes
	—	—	Tax expense or (benefit)

	$(0.9)	$0.7	Net of tax

Amortization of pension benefit plan items
Recognized net actuarial loss[2]	$(16.9)	$—	Gain on sale of discontinued operations
Prior service costs[3]	—	(0.1)	Cost of sales

	(16.9)	(0.1)	Total before taxes
	—	—	Tax expense or (benefit)

	$(16.9)	$(0.1)	Net of tax

Foreign currency translation adjustments	$(9.4)	$—	Gain on sale of discontinued operations, net of tax

Total reclassifications for the period	$(27.2)	$0.6	Net of tax

1.	Amounts in parenthesis indicate debits.
2.	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on sale of discontinued operations for the three months ended March 31, 2018.
3.	These AOCI components are included in the computation of net periodic pension cost.

Note 12—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $43.0 million in standby letters of credit outstanding as of March 31, 2018 ($46.0 million—December 30, 2017).

Guarantees

After completion of the Transaction, the Company continues to provide contractual payment guarantees to three third-party lessors of certain real property used in the Traditional Business. The leases were conveyed to Refresco as part of the Transaction, but the Company’s guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $35.3 million as of March 31, 2018 ($42.0 million—December 30, 2017) was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The Transaction documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse the Company if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of the Company’s guarantees. Discussions with the landlords are ongoing. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

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

All derivatives are carried at fair value in the Consolidated Balance Sheets in the line item accounts receivable, net or accounts payable and accrued liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These agreements allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

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

Cash Flow Hedging Strategy

We used cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended March 31, 2018 or April 1, 2017, respectively. Substantially all outstanding hedges as of March 31, 2018 are expected to settle in the next 16 months.

We have entered into coffee futures contracts to hedge exposure to price fluctuations on green coffee associated with fixed-price sales contracts with customers, which generally range from three to 16 months in length. These derivative instruments have been designated and qualified as a part of our commodity cash flow hedging program effective January 1, 2017. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee.

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 35.4 and 48.1 million pounds as of March 31, 2018 and December 30, 2017, respectively. Approximately $0.9 million of realized losses and $0.7 million of realized gains, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statements of Operations for the three months ended March 31, 2018 and April 1, 2017, respectively.

The fair value of the Company’s derivative liabilities included in accounts payable and accrued liabilities was $2.6 million and $1.2 million as of March 31, 2018 and December 30, 2017, respectively. We had no derivative assets as of March 31, 2018 or December 30, 2017. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	March 31, 2018		December 30, 2017
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Coffee futures[1]	$—	$2.6	$—	$1.2

	$—	$2.6	$—	$1.2

1.	The fair value of the coffee futures excludes amounts in the related margin accounts. As of March 31, 2018 and December 30, 2017, the aggregate margin account balances were $3.1 million and $5.3 million, respectively, and are included in cash & cash equivalents on the Consolidated Balance Sheets.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	March 31, 2018	December 30, 2017
Coffee futures assets	$1.8	$0.6
Coffee futures liabilities	(4.4)	(1.8)

Net asset (liability)	$(2.6)	$(1.2)

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for cash flow hedging relationships, presented on a pre-tax basis, for the three months ended March 31, 2018 and April 1, 2017, respectively, is shown in the table below:

	For the Three Months Ended
	March 31, 2018	April 1, 2017
(in millions of U.S. dollars)	Cost of sales
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$287.3	$268.1
Loss (gain) on cash flow hedging relationship
Coffee futures:
Loss (gain) reclassified from AOCI into expense	$0.9	$(0.7)

The settlement of our derivative instruments resulted in a debit to cost of sales of $0.9 million and a credit to cost of sales of $0.7 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

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

Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative liabilities as of March 31, 2018 and December 30, 2017 was $2.6 million and $1.2 million, respectively. We had no derivative assets as of March 31, 2018 or April 1, 2017.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash & cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of March 31, 2018 and December 30, 2017 were as follows:

	March 31, 2018		December 30, 2017
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
10.000% senior notes due in 2021[1,2]	$—	$—	$269.9	$283.4
5.375% senior notes due in 2022[1,3]	—	—	519.0	539.9
5.500% senior notes due in 2024[1,3]	545.6	579.7	529.6	574.0
5.500% senior notes due in 2025[1,3]	739.3	730.1	739.0	759.3

Total	$1,284.9	$1,309.8	$2,057.5	$2,156.6

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2.	Includes unamortized premium of $19.9 million at December 30, 2017.
3.	Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of March 31, 2018 and December 30, 2017 (see Note 10 to the Consolidated Financial Statements).

Note 15—Subsequent Events

On May 1, 2018, our board of directors approved a share repurchase program for up to $50 million of Cott’s outstanding common shares over a 12-month period commencing on May 7, 2018. We are unable to predict the number of common shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the common shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. Common shares purchased under the share repurchase program will be cancelled.

On May 1, 2018, our board of directors declared a dividend of $0.06 per share on common shares, payable in cash on June 13, 2018 to shareowners of record at the close of business on June 1, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 30, 2017 (our “2017 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2017 Annual Report. As used herein, “Cott,” “the Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries.

Overview

Cott is a water, coffee, tea, extracts and filtration service company with a leading volume-based national presence in the North American and European home and office delivery industry for bottled water and a leader in custom coffee roasting, blending of iced tea and extract solutions for the U.S. foodservice industry. Our platform reaches over 2.4 million customers or delivery points across North America and Europe supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.

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

Divestiture, Acquisition and Financing Transactions

On March 21, 2018, we completed a cash tender offer for all outstanding shares of common stock of Crystal Rock Holdings, Inc., a direct-to-consumer home and office water, coffee and filtration business serving customers throughout New York and New England (“Crystal Rock”) by our wholly owned subsidiary, CR Merger Sub, Inc. (“Purchaser”). On March 23, 2018, the Purchaser merged with and into Crystal Rock, with Crystal Rock becoming our wholly-owned indirect subsidiary (the “Crystal Rock Acquisition”). The aggregate consideration was approximately $37.7 million and includes the purchase price paid by us to the Crystal Rock shareholders of $20.7 million, $0.8 million in costs paid on behalf of the sellers for the sellers’ transaction expenses and $16.2 million of assumed debt and accrued interest obligations of the acquired company that was paid by us.

On January 30, 2018, we sold our carbonated soft drinks and juice businesses via the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our Royal Crown International (“RCI”) finished goods export business (collectively, “Traditional Business”) to Refresco Group N.V., a Dutch public company (“Refresco”), pursuant to a Share Purchase Agreement dated as of July 24, 2017 (the “Transaction”). The Transaction was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions. The aggregate deal consideration was $1.25 billion, paid in cash at closing, subject to adjustment for indebtedness, working capital, and other customary post-closing adjustments. The Transaction did not include our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, our RCI concentrate business, our Columbus, Georgia manufacturing facility or our Aimia Foods (“Aimia”) and Decantae Mineral Water Ltd. (“Decantae”) businesses.

As a result of the Transaction, the operating results associated with the Traditional Business have been presented as discontinued operations for all periods presented. The following discussion and analysis of financial condition and results of operations are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 2 to the Consolidated Financial Statements.

On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds from the Transaction to retire $525.0 million aggregate principal amount of 5.375% senior notes due 2022 (the “2022 Notes”), retire the remaining $250.0 million aggregate principal amount of 10.000% senior secured notes due 2021 (the “DSS Notes”), repay the remaining $1.9 million outstanding balance of our GE Term Loan, and repay in full our $262.5 million outstanding balance on our asset-based lending facility (the “ABL facility”). The redemption of our 2022 Notes included $21.2 million in premium payments and $2.2 million in accrued interest. The redemption of our DSS Notes included $12.5 million in premium payments, $10.3 million in accrued interest, and the write-off of $19.6 million of unamortized premium. Additionally, we amended and restated our ABL facility, as further discussed below.

Forward-Looking Statements

In addition to historical information, this report, and any documents incorporated in this report by reference, may contain statements relating to future events and future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Cott Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, cash flows, capital expenditures or other financial items, statements regarding our intentions to pay regular quarterly dividends on our common shares, and discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this report and any documents incorporated in this report by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this report.

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our 2017 Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the markets in which we operate;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers or hedge against such rising costs, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	potential liabilities associated with the Transaction;

•	our ability to realize the revenue and cost synergies of our recent acquisitions because of integration difficulties and other challenges;

•	the limited nature of our indemnification rights under our recent acquisition agreements;

•	our exposure to intangible asset risk;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar and other currencies, and the exchange between the British pound sterling and the Euro;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	the incurrence of substantial indebtedness to finance our recent acquisitions;

•	the impact of global financial events on our financial results;

•	credit rating changes;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	our ability to maintain our quarterly dividend;

•	our ability to adequately address the challenges and risks associated with our international operations and address difficulties in complying with laws and regulations including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010;

•	increased tax liabilities in the various jurisdictions in which we operate;

•	our ability to utilize tax attributes to offset future taxable income; or

•	the impact of the 2017 Tax Cuts and Jobs Act on our tax obligations and effective tax rate.

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

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures that exclude certain items to make period-over-period comparisons for our underlying operations before material changes. We exclude these items to better understand trends in the business. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations.

We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) from continuing operations before interest expense, net, expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, loss (gain) on commodity hedging instruments, net, foreign exchange and other gains, net, loss on disposal of property, plant & equipment, net, gain on extinguishment of long-term debt, share-based compensation costs, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance.

Additionally, we supplement our reporting of net cash provided by operating activities from continuing operations determined in accordance with GAAP by excluding additions to property, plant & equipment to present free cash flow and adjusted free cash flow (which is free cash flow excluding acquisition and integration cash costs and working capital adjustment related to the Refresco concentrate supply agreement), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary Financial Results

Net income from continuing operations for the three months ended March 31, 2018 (the “first quarter”) was $4.6 million, or $0.03 per diluted common share, compared with net loss from continuing operations of $10.2 million, or $0.07 per diluted common share for the three months ended April 1, 2017.

The following items of significance affected our financial results for the first quarter of 2018:

•	Net revenue increased $23.9 million, or 4.5%, from the prior year period due primarily to growth within our home and office water delivery operations, as well as growth in retail and filtration in our Route Based Services reporting segment, coffee volume growth in our Coffee, Tea and Extract Solutions reporting segment, and the impact of favorable foreign exchange rates, partially offset by fewer trading days compared to the prior year period in our Eden Springs B.V. (“Eden”), S. & D. Coffee, Inc. (“S&D”) and Aimia businesses. Excluding the impact of foreign exchange and additional trading days in the comparable prior year period, net revenue increased $15.7 million, or 2.9%, from the prior year period;

•	Gross profit for the first quarter increased to $273.5 million from $268.8 million in the prior year period due primarily to revenue growth within our reporting segments, offset in part by increases in freight and transportation costs within our Route Based Services reporting segment, as well as a change in customer mix within our Coffee, Tea and Extract solutions reporting segment. Gross profit as a percentage of net revenue was 48.8% for the first quarter compared to 50.1% in the prior year period;

•	Selling, general and administrative (“SG&A”) expenses for the first quarter increased to $261.1 million from $255.0 million in the prior year period due primarily to the impact of foreign exchange rates within our Route Based Services reporting segment. As a percentage of net revenue, SG&A expenses decreased to 46.6% for the first quarter from 47.5% in the prior year period;

•	Other income, net for the first quarter was $20.2 million compared to $1.6 million in the prior year period due primarily to the increase of net gains on foreign currency transactions and the gain recognized on the redemption of the DSS Notes;

•	Interest expense, net for the first quarter increased to $20.8 million from $15.3 million in the prior year period due primarily to having a full quarter of interest expense associated with the $750.0 million of 5.500% senior notes due April 1, 2025 (the “2025 Notes”) in the first quarter of 2018;

•	Income tax expense for the first quarter was $0.9 million compared to $1.7 million in the prior year period primarily due to losses incurred in the United States for which we have recognized a tax benefit in 2018;

•	Adjusted EBITDA increased to $64.5 million in the first quarter compared to $59.9 million in the prior year period due to the items listed above; and

•	Cash flows provided by operating activities from continuing operations were $22.6 million in the first quarter compared to $31.1 million in the prior year period. The $8.5 million decrease was due primarily to the change in working capital account balances relative to the prior year period.

Results of Operations

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended March 31, 2018 and April 1, 2017:

	For the Three Months Ended
	March 31, 2018		April 1, 2017
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	560.8	100.0	536.9	100.0
Cost of sales	287.3	51.2	268.1	49.9

Gross profit	273.5	48.8	268.8	50.1
Selling, general, and administrative expenses	261.1	46.6	255.0	47.5
Loss on disposal of property, plant & equipment, net	1.3	0.2	1.3	0.2
Acquisition and integration expenses	5.0	0.9	7.3	1.4

Operating income	6.1	1.1	5.2	1.0
Other income, net	(20.2)	(3.6)	(1.6)	(0.3)
Interest expense, net	20.8	3.7	15.3	2.9

Income (loss) from continuing operations before income taxes	5.5	1.0	(8.5)	(1.6)
Income tax expense	0.9	0.2	1.7	0.3

Net income (loss) from continuing operations	4.6	0.8	(10.2)	(1.9)
Net income (loss) from discontinued operations	357.4	63.7	(24.2)	(4.5)

Net income (loss)	362.0	64.5	(34.4)	(6.4)
Less: Net income attributable to non-controlling interests-discontinued operations	0.6	0.1	2.0	0.4

Net income (loss) attributable to Cott Corporation	361.4	64.4	(36.4)	(6.8)

Depreciation & amortization	47.4	8.5	43.6	8.1

The following table summarizes the change in revenue by reporting segment for the three months ended March 31, 2018:

	For the Three Months Ended March 31, 2018
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$18.8	$2.8	$3.4	$(1.1)	$23.9
Impact of foreign exchange[1]	(11.8)	—	(2.8)	—	(14.6)

Change excluding foreign exchange	$7.0	$2.8	$0.6	$(1.1)	$9.3

Percentage change in revenue	5.3%	2.0%	8.2%	100.0%	4.5%

Percentage change in revenue excluding foreign exchange	2.0%	2.0%	1.5%	100.0%	1.7%

Impact of fewer trading days[2]	$1.3	$4.9	$0.2	$—	$6.4

Change excluding foreign exchange and impact of fewer trading days	$8.3	$7.7	$0.8	$(1.1)	$15.7

Percentage change in revenue excluding foreign exchange and fewer trading days	2.4%	5.4%	1.9%	100.0%	2.9%

1.	Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.
2.	Our Eden business had two fewer trading days, our S&D business had three fewer trading days, and our Aimia business had one fewer trading day for the three months ended March 31, 2018 as compared to the prior year period.

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for the three months ended March 31, 2018 and April 1, 2017 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2018	April 1, 2017
Revenue, net
Route Based Services	$371.1	$352.3
Coffee, Tea and Extract Solutions	146.1	143.3
All Other	44.7	41.3
Eliminations	(1.1)	—

Total	$560.8	$536.9

Gross profit
Route Based Services	$227.8	$220.6
Coffee, Tea and Extract Solutions	38.7	41.8
All Other	7.0	6.4

Total	$273.5	$268.8

Operating income (loss)
Route Based Services	$12.4	$9.4
Coffee, Tea and Extract Solutions	4.1	5.6
All Other	1.4	0.4
Corporate	(11.8)	(10.2)

Total	$6.1	$5.2

The following tables summarize net revenue by channel for the three months ended March 31, 2018 and April 1, 2017:

	For the Three Months Ended March 31, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$228.9	$—	$—	$—	$228.9
Coffee and tea services	46.3	117.2	0.7	(1.0)	163.2
Retail	54.7	—	15.4	—	70.1
Other	41.2	28.9	28.6	(0.1)	98.6

Total	$371.1	$146.1	$44.7	$(1.1)	$560.8

	For the Three Months Ended April 1, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$218.0	$—	$—	$—	$218.0
Coffee and tea services	45.9	119.7	0.6	—	166.2
Retail	51.8	—	11.7	—	63.5
Other	36.6	23.6	29.0	—	89.2

Total	$352.3	$143.3	$41.3	$—	$536.9

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended March 31, 2018 and April 1, 2017:

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2018	April 1, 2017
Net income (loss) from continuing operations	$4.6	$(10.2)
Interest expense, net	20.8	15.3
Income tax expense	0.9	1.7
Depreciation & amortization	47.4	43.6

EBITDA	$73.7	$50.4
Acquisition and integration costs[1]	5.0	7.3
Commodity hedging loss (gain), net	0.3	(1.9)
Foreign exchange and other gains, net	(8.2)	(1.3)
Loss on disposal of property, plant & equipment, net	1.3	1.7
Gain on extinguishment of long-term debt	(7.1)	—
Share-based compensation costs	2.4	2.7
Other adjustments, net	(2.9)	1.0

Adjusted EBITDA	$64.5	$59.9

1.	Includes $1.0 million and $1.3 million of share-based compensation costs for the three months ended March 31, 2018 and April 1, 2017, respectively, related to awards granted in connection with the acquisition of our S&D and Eden businesses.

The following table summarizes our free cash flow and adjusted free cash flow for the three months ended March 31, 2018 and April 1, 2017:

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2018	April 1, 2017
Net cash provided by operating activities	$22.6	$31.1
Less: Additions to property, plant & equipment	(29.8)	(28.2)

Free Cash Flow	$(7.2)	$2.9

Plus:
Acquisition and integration cash costs	5.6	5.7
Working capital adjustment—Refresco concentrate supply agreement[1]	8.9	—

Adjusted Free Cash Flow	$7.3	$8.6

1.	Increase in working capital related to the Concentrate Supply Agreement with Refresco in connection with the Transaction (see Note 2 of the Consolidated Financial Statements).

Revenue, Net

Net revenue increased $23.9 million, or 4.5%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange and additional trading days in the comparable prior year period, net revenue increased $15.7 million, or 2.9%, in the first quarter as compared to the prior year period due primarily to growth within our home and office water delivery operations, as well as growth in retail and filtration in our Route Based Services reporting segment and coffee volume growth in our Coffee, Tea and Extract Solutions reporting segment.

Route Based Services net revenue increased $18.8 million, or 5.3%, in the first quarter from the comparable prior year period due primarily to growth within our home and office water delivery operations, as well as growth in retail and filtration, and the impact of favorable foreign exchange rates, partially offset by two fewer trading days compared to the prior year period in our Eden business. Excluding the impact of foreign exchange and additional trading days in the comparable prior year period, net revenue increased $8.3 million, or 2.4%, from the prior year period.

Coffee, Tea and Extract Solutions net revenue increased $2.8 million, or 2.0%, in the first quarter from the comparable prior year period due primarily to growth in coffee pounds sold, partially offset by three fewer trading days compared to the prior year period in our S&D business. Excluding the impact of additional trading days in the comparable prior year period, net revenue increased $7.7 million, or 5.4%, from the prior year period.

All Other revenue increased $3.4 million, or 8.2%, in the first quarter from the comparable prior year period due primarily to the impact of favorable foreign exchange rates, partially offset by one fewer trading day compared to the prior year period in our Aimia business. Excluding the impact of foreign exchange and the additional trading day in the comparable prior year period, net revenue increased $0.8 million, or 1.9%, due primarily to increased volumes.

Cost of Sales

Cost of sales represented 51.2% of revenue in the first quarter, compared to 49.9% in the comparable prior year period. The increase in cost of sales as a percentage of revenue was due primarily to increases in freight and transportation costs within our Route Based Services reporting segment, as well as a change in customer mix within our Coffee, Tea and Extract solutions reporting segment.

Gross Profit

Gross profit increased to $273.5 million in the first quarter from $268.8 million in the comparable prior year period due primarily to revenue growth within our reporting segments, offset in part by increases in freight and transportation costs within our Route Based Services reporting segment, as well as a change in customer mix within our Coffee, Tea and Extract solutions reporting segment. Gross profit as a percentage of revenue was 48.8% in the first quarter compared to 50.1% in the comparable prior year period.

Selling, General and Administrative Expenses

SG&A expenses increased to $261.1 million in the first quarter from $255.0 million in the comparable prior year period due primarily to the impact of foreign exchange rates within our Route Based Services reporting segment.

Operating Income

Operating income increased to $6.1 million in the first quarter from $5.2 million in the comparable prior year period due primarily to the increase in gross profit and a decrease in acquisition and integration expenses, partially offset by higher SG&A expenses incurred in the first quarter compared to the prior year period.

Other Income, Net

Other income, net increased to $20.2 million in the first quarter from $1.6 million in the comparable prior year period due primarily to the increase of net gains on foreign currency transactions and the gain recognized on the redemption of the DSS Notes.

Income Taxes

Income tax expense was $0.9 million in the first quarter compared to $1.7 million in the comparable prior year period. The effective income tax rate for the first quarter was 16.4% compared to (20.0%) in the comparable prior year period.

The effective tax rate for the first quarter varied from the effective tax rate from the comparable prior year period due primarily to losses incurred in the United States for which we have recognized a tax benefit in 2018.

The effective tax rate differs from the Canadian statutory rate during the first quarter due primarily to: (a) losses in tax jurisdictions with existing valuation allowances; (b) permanent differences for which we recognized a tax benefit; and (c) income in tax jurisdictions with lower statutory tax rates than Canada.

Liquidity and Capital Resources

As of March 31, 2018, our continuing operations had total debt of $1,294.5 million and $212.3 million of cash & cash equivalents compared to $2,287.0 million of debt and $91.9 million of cash & cash equivalents as of December 30, 2017. Our cash & cash equivalents balance as of March 31, 2018 includes $12.5 million of cash proceeds received from the sale of the Traditional Business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. The remaining balance in the escrow account will be released, subject to any amounts for pending indemnification claims, on the eighteen month anniversary of the closing date of the Transaction.

We believe that our level of resources, which includes cash on hand, available borrowings under our ABL facility and funds provided by our operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. The ABL facility is secured by substantially all of our assets and those of the respective guarantor subsidiaries. If the ABL facility were to become currently due, the lenders may have the right to foreclose on such assets. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

As of March 31, 2018, our total availability under the ABL facility was $225.8 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the March 2018 month-end under the terms of the credit agreement governing the ABL facility). We had no outstanding borrowings under the ABL facility and $43.0 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $182.8 million. Each month’s borrowing base is not effective until submitted to the lenders, which typically occurs on the twentieth day of the following month.

We earn a portion of our consolidated operating income from continuing operations in subsidiaries located outside of Canada. We have not provided for federal, state and foreign deferred income taxes on the undistributed earnings of our non-Canadian subsidiaries. We expect that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no tax consequences.

We expect existing cash & cash equivalents, cash flows from continuing operations and the issuance of debt to continue to be sufficient to fund our operating, investing and financing activities. In addition, we expect existing cash & cash equivalents and cash flows from continuing operations outside Canada to continue to be sufficient to fund our subsidiary operating activities.

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

A dividend of $0.06 per common share was declared during the first quarter of 2018 for a dividend payment of approximately $8.5 million.

The following table summarizes our cash flows for the three months ended March 31, 2018 and April 1, 2017, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2018	April 1, 2017
Net cash provided by operating activities from continuing operations	$22.6	$31.1
Net cash used in investing activities from continuing operations	(57.7)	(29.9)
Net cash (used in) provided by financing activities from continuing operations	(290.2)	729.5
Cash flows from discontinued operations:
Net cash used in operating activities from discontinued operations	(74.4)	(34.8)
Net cash provided by (used in) investing activities from discontinued operations	1,228.6	(14.2)
Net cash used in financing activities from discontinued operations	(769.7)	(270.8)
Effect of exchange rate changes on cash	(4.8)	1.5

Net increase in cash & cash equivalents and restricted cash	54.4	412.4
Cash & cash equivalents and restricted cash, beginning of period	157.9	118.1

Cash & cash equivalents and restricted cash, end of period	212.3	530.5
Cash & cash equivalents and restricted cash from discontinued operations, end of period	—	457.6

Cash & cash equivalents and restricted cash from continuing operations, end of period	$212.3	$72.9

Operating Activities

Cash provided by operating activities from continuing operations was $22.6 million during the first quarter compared to $31.1 million in the comparable prior year period. The $8.5 million decrease was due primarily to the change in working capital account balances relative to the prior year period.

Investing Activities

Cash used in investing activities from continuing operations was $57.7 million during the first quarter compared to $29.9 million in the comparable prior year period. The $27.8 million increase was due primarily to the cash used to finance the Crystal Rock Acquisition and a decrease in proceeds received from the sale of property, plant & equipment relative to the prior year period.

Financing Activities

Cash used in financing activities from continuing operations was $290.2 million during the first quarter compared to cash provided by financing activities of $729.5 million in the comparable prior year period. The $1,019.7 million decrease was due primarily to the redemption of the DSS Notes in the first quarter and the issuance of the 2025 Notes in the prior year period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of March 31, 2018.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our 2017 Annual Report.

Credit Ratings and Covenant Compliance

Credit Ratings

We have no material changes to the disclosure on this matter made in our 2017 Annual Report.

Covenant Compliance

Indentures governing our outstanding notes

Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of March 31, 2018, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.

ABL Facility

On January 30, 2018, in connection with the closing of the Transaction, we amended and restated the Amended and Restated Credit Agreement that governed our prior ABL facility. Under the credit agreement, as amended and restated, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million. Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default exists or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of March 31, 2018.

Issuer Purchases of Equity Securities

Tax Withholding

In the first quarter of 2018, an aggregate of 354,593 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the first quarter of 2017, an aggregate of 150,206 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. Please refer to the table in Part II, Item 2 of this quarterly report on Form 10-Q.

Capital Structure

Since December 30, 2017, equity has increased by $378.1 million. The increase was due primarily to net income of $362.0 million and currency translation adjustments of $18.6 million, partially offset by the common share dividend payments of $8.5 million.

Dividend Payments

Common Share Dividend

On February 28, 2018, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on March 28, 2018 to shareowners of record at the close of business on March 13, 2018. The dividend payment was approximately $8.5 million in the aggregate. On May 1, 2018, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on June 13, 2018 to shareowners of record at the close of business on June 1, 2018. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the board of directors may deem relevant from time to time.

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

Critical accounting policies and estimates used to prepare the Consolidated Financial Statements are discussed with our Audit Committee as they are implemented and on an annual basis.

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2017 Annual Report.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes. We have no material changes to our Quantitative and Qualitative Disclosures about Market Risk as filed in our 2017 Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Reference is made to the legal proceedings described in our 2017 Annual Report.

Item 1A.	Risk Factors

There has been no material change in our risk factors since December 30, 2017. Please refer to our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Tax Withholdings

The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2018 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	99,484	$16.77	N/A	N/A
February 2018	254,289	$15.63	N/A	N/A
March 2018	820	$14.44	N/A	N/A

Total	354,593

Item 6.	Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.

3.1	Articles of Amalgamation of Cott Corporation, as amended	8-A	3.1	5/4/18	001-31410

3.2	By-laws of Cott Corporation, as amended	8-A	3.2	5/4/18	001-31410

4.1	Supplemental Indenture, dated as of April 16, 2018, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation and certain of its subsidiaries, including Crystal Rock Holdings, Inc. and Crystal Rock LLC, and BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent					*

4.2	Supplemental Indenture, dated as of April 16, 2018, governing the 5.500% Senior Notes due 2025, by and among Cott Holdings Inc. and certain of its subsidiaries, including Crystal Rock Holdings, Inc. and Crystal Rock LLC, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent					*

10.1	Second Amendment and Restatement Agreement, dated as of January 30, 2018, to the Credit Agreement dated as of August 17, 2010, as amended, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC, DS Services of America, Inc. and other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK security trustee, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto	8-K	10.1	2/2/18	001-31410

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2018					*

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2018					*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2018					*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2018					*

101	The financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 10, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION

(Registrant)

Date: May 10, 2018		/s/ Jay Wells
Jay Wells
Chief Financial Officer (On behalf of the Company)

Date: May 10, 2018		/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer (Principal Accounting Officer)