Form 10-Q
period 2018-09-29
COTT CORP /CN/
filed 2018-11-08
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 29, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Shares, no par value per share	137,783,507 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue, net	$609.3	$580.9	$1,773.7	1,698.4
Cost of sales	298.8	288.1	888.3	849.7
Gross profit	310.5	292.8	885.4	848.7
Selling, general and administrative expenses	279.9	263.2	816.2	778.2
Loss (gain) on disposal of property, plant and equipment, net	1.2	(0.4)	3.8	4.8
Acquisition and integration expenses	1.6	7.7	10.8	21.7
Operating income	27.8	22.3	54.6	44.0
Other income, net	(0.6)	(3.4)	(33.0)	(6.0)
Interest expense, net	18.9	23.2	58.3	62.1
Income (loss) from continuing operations before income taxes	9.5	2.5	29.3	(12.1)
Income tax expense	1.0	0.9	4.0	1.0
Net income (loss) from continuing operations	$8.5	$1.6	$25.3	$(13.1)
Net income from discontinued operations, net of income taxes (Note 3)	1.5	43.0	357.5	1.0
Net income (loss)	$10.0	$44.6	$382.8	$(12.1)
Less: Net income attributable to non-controlling interests - discontinued operations	—	2.1	0.6	6.4
Net income (loss) attributable to Cott Corporation	$10.0	$42.5	$382.2	$(18.5)
Net income (loss) per common share attributable to Cott Corporation
Basic:
Continuing operations	$0.06	$0.01	$0.18	$(0.09)
Discontinued operations	$0.01	$0.29	$2.56	$(0.04)
Net income (loss)	$0.07	$0.30	$2.74	$(0.13)
Diluted:
Continuing operations	$0.06	$0.01	$0.18	$(0.09)
Discontinued operations	$0.01	$0.29	$2.51	$(0.04)
Net income (loss)	$0.07	$0.30	$2.69	$(0.13)
Weighted average common shares outstanding (in thousands)
Basic	138,787	139,205	139,503	138,980
Diluted	141,176	141,003	141,963	138,980
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18
The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Condensed Consolidated Statements of Comprehensive Income
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income (loss)	$10.0	$44.6	$382.8	$(12.1)
Other comprehensive (loss) income:
Currency translation adjustment	5.1	3.9	(3.6)	26.1
Pension benefit plan, net of tax [1,2]	—	(0.2)	16.9	(0.4)
Loss on derivative instruments, net of tax [3]	(5.7)	0.5	(10.0)	(0.5)
Total other comprehensive (loss) income	(0.6)	4.2	3.3	25.2
Comprehensive income	$9.4	$48.8	$386.1	$13.1
Less: Comprehensive income attributable to non-controlling interests	—	2.1	0.6	6.4
Comprehensive income attributable to Cott Corporation	$9.4	$46.7	$385.5	$6.7
______________________

[1]	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on sale of discontinued operations for the nine months ended September 29, 2018.

[2]	Net of the effect of $0.3 million tax benefit for the nine months ended September 30, 2017.

[3]	Net of the effect of $2.0 million and $2.4 million tax benefit for the three and nine months ended September 29, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	September 29, 2018	December 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$175.7	$91.9
Accounts receivable, net of allowance of $9.4 ($7.8 as of December 30, 2017)	331.9	285.0
Inventories	136.6	127.6
Prepaid expenses and other current assets	29.7	20.7
Current assets of discontinued operations	—	408.7
Total current assets	673.9	933.9
Property, plant and equipment, net	591.5	584.2
Goodwill	1,129.1	1,104.7
Intangible assets, net	732.4	751.1
Deferred tax assets	1.4	2.3
Other long-term assets, net	31.8	39.4
Long-term assets of discontinued operations	—	677.5
Total assets	$3,160.1	$4,093.1
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$9.0	$—
Short-term borrowings required to be repaid or extinguished as part of divestiture	—	220.3
Current maturities of long-term debt	3.1	5.1
Accounts payable and accrued liabilities	463.4	412.9
Current liabilities of discontinued operations	—	295.1
Total current liabilities	475.5	933.4
Long-term debt	1,262.9	1,542.6
Debt required to be repaid or extinguished as part of divestiture	—	519.0
Deferred tax liabilities	132.8	98.4
Other long-term liabilities	74.8	68.2
Long-term liabilities of discontinued operations	—	45.8
Total liabilities	1,946.0	3,207.4
Equity
Common shares, no par value - 138,105,592 (December 30, 2017 - 139,488,805) shares issued	911.3	917.1
Additional paid-in-capital	72.7	69.1
Retained earnings (accumulated deficit)	321.2	(12.2)
Accumulated other comprehensive loss	(91.1)	(94.4)
Total Cott Corporation equity	1,214.1	879.6
Non-controlling interests	—	6.1
Total equity	1,214.1	885.7
Total liabilities and equity	$3,160.1	$4,093.1
The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$10.0	$44.6	$382.8	$(12.1)
Net income from discontinued operations, net of income taxes	1.5	43.0	357.5	1.0
Net income (loss) from continuing operations	8.5	1.6	25.3	(13.1)
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	49.6	49.4	145.7	141.8
Amortization of financing fees	0.9	0.6	2.6	1.4
Amortization of senior notes premium	—	(1.1)	(0.4)	(3.9)
Share-based compensation expense	6.8	2.1	14.6	11.1
(Benefit) provision for deferred income taxes	0.1	(3.1)	2.8	1.4
Commodity hedging (gain) loss, net	—	(0.4)	0.3	(1.9)
Gain on extinguishment of debt	—	—	(7.1)	(1.5)
Gain on sale of business	—	—	(6.0)	—
Loss (gain) on disposal of property, plant and equipment, net	1.2	(0.4)	3.8	4.8
Other non-cash items	0.8	(8.4)	(1.3)	(13.2)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21.8)	(16.4)	(41.0)	(36.7)
Inventories	4.3	(4.9)	(9.4)	(14.5)
Prepaid expenses and other current assets	(0.8)	2.5	(7.4)	(0.3)
Other assets	0.2	0.7	1.4	4.8
Accounts payable and accrued liabilities and other liabilities	28.4	24.0	22.2	58.5
Net cash provided by operating activities from continuing operations	78.2	46.2	146.1	138.7
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(0.4)	(3.4)	(67.0)	(33.4)
Additions to property, plant and equipment	(36.3)	(38.2)	(95.0)	(97.1)
Additions to intangible assets	(2.7)	(3.4)	(6.9)	(6.0)
Proceeds from sale of property, plant and equipment	0.8	3.1	3.7	6.0
Proceeds from sale of business, net of cash sold	—	—	12.8	—
Proceeds from sale of equity securities	7.9	—	7.9	—
Other investing activities	0.1	0.5	0.4	0.9
Net cash used in investing activities from continuing operations	(30.6)	(41.4)	(144.1)	(129.6)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(0.2)	(0.3)	(263.5)	(101.9)
Issuance of long-term debt	—	—	—	750.0
Borrowings under ABL	0.4	—	1.4	—
Payments under ABL	(0.4)	—	(1.4)	—
Premiums and costs paid upon extinguishment of long-term debt	—	—	(12.5)	(7.7)
Issuance of common shares	1.8	2.1	6.0	2.9
Common shares repurchased and canceled	(24.4)	(0.1)	(46.1)	(1.9)
Financing fees	—	—	(1.5)	(11.1)
Dividends paid to common shareholders	(8.3)	(8.4)	(25.1)	(25.1)
Payment of deferred consideration for acquisitions	—	—	(2.8)	—
Other financing activities	1.9	—	4.0	0.5
Net cash (used in) provided by financing activities from continuing operations	(29.2)	(6.7)	(341.5)	605.7
Cash flows from discontinued operations:
Operating activities of discontinued operations	(5.6)	47.4	(93.6)	56.1
Investing activities of discontinued operations	—	(13.3)	1,228.6	(36.7)
Financing activities of discontinued operations	—	(9.2)	(769.7)	(610.5)
Net cash (used in) provided by discontinued operations	(5.6)	24.9	365.3	(591.1)
Effect of exchange rate changes on cash	0.5	2.0	(8.0)	6.4
Net increase in cash, cash equivalents and restricted cash	13.3	25.0	17.8	30.1
Cash and cash equivalents and restricted cash, beginning of period	162.4	123.2	157.9	118.1
Cash and cash equivalents and restricted cash, end of period	175.7	148.2	175.7	148.2
Cash and cash equivalents and restricted cash of discontinued operations, end of period	—	66.2	—	66.2
Cash and cash equivalents and restricted cash from continuing operations, end of period	$175.7	$82.0	$175.7	$82.0
Supplemental Non-cash Investing and Financing Activities:
Accrued deferred financing fees	$—	$—	$—	$0.6
Dividends payable	—	—	0.4	—
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	13.5	6.8	17.5	6.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0.7	$12.6	$47.1	$45.4
Cash paid (received) for income taxes, net	4.2	(0.1)	6.4	1.7
The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share amounts)
Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2016	138,591	$909.3	$54.2	$22.9	$(117.9)	$5.3	$873.8
Common shares repurchased and canceled	(165)	(1.9)	—	—	—	—	(1.9)
Common shares issued - Equity Incentive Plan	708	6.4	(5.0)	—	—	—	1.4
Common shares issued - Dividend Reinvestment Plan	27	0.3	—	—	—	—	0.3
Common shares issued - Employee Stock Purchase Plan	108	1.4	(0.2)	—	—	—	1.2
Share-based compensation	—	—	14.3	—	—	—	14.3
Common shares dividends	—	—	—	(25.1)	—	—	(25.1)
Distributions to non-controlling interests	—	—	—	—	—	(3.3)	(3.3)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	26.1	—	26.1
Pension benefit plan, net of tax	—	—	—	—	(0.4)	—	(0.4)
Loss on derivative instruments, net of tax	—	—	—	—	(0.5)	—	(0.5)
Net (loss) income	—	—	—	(18.5)	—	6.4	(12.1)
Balance at September 30, 2017	139,269	$915.5	$63.3	$(20.7)	$(92.7)	$8.4	$873.8
Balance at December 30, 2017	139,489	$917.1	$69.1	$(12.2)	$(94.4)	$6.1	$885.7
Common shares repurchased and canceled	(2,930)	(22.8)	—	(23.3)	—	—	(46.1)
Common shares issued - Equity Incentive Plan	1,462	15.8	(10.9)	—	—	—	4.9
Common shares issued - Dividend Reinvestment Plan	17	0.2	—	—	—	—	0.2
Common shares issued - Employee Stock Purchase Plan	68	1.0	(0.1)	—	—	—	0.9
Share-based compensation	—	—	14.6	—	—	—	14.6
Common shares dividends	—	—	—	(25.5)	—	—	(25.5)
Distributions to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Sale of subsidiary shares of non-controlling interests	—	—	—	—	—	(5.8)	(5.8)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(3.6)	—	(3.6)
Pension benefit plan, net of tax	—	—	—	—	16.9	—	16.9
Loss on derivative instruments, net of tax	—	—	—	—	(10.0)	—	(10.0)
Net income	—	—	—	382.2	—	0.6	382.8
Balance at September 29, 2018	138,106	$911.3	$72.7	$321.2	$(91.1)	$—	$1,214.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 1—Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries. Cott is a water, coffee, tea, extracts and filtration service company with a leading volume-based national presence in the North American and European home and office delivery industry for bottled water, and a leader in custom coffee roasting, iced tea blending, and extract solutions for the U.S. foodservice industry. Our platform reaches over 2.5 million customers or delivery points across North America and Europe and is supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.
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
Changes in Presentation
Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of our reporting segments. During the second quarter of 2018, we combined and disclosed the corporate oversight function in the All Other category. Our segment reporting results have been recast to reflect these changes for all periods presented. See Note 9 to the Consolidated Financial Statements for segment reporting.
On January 30, 2018, we sold our carbonated soft drinks and juice businesses via the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our Royal Crown International (“RCI”) finished goods export business (collectively, “Traditional Business” and such transaction, the “Transaction”). As a result, the Company has reclassified the financial results of the Traditional Business to net (loss) income from discontinued operations, net of income taxes in the Consolidated Statements of Operations for the three and nine months ended September 30, 2017. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2017. See Note 3 to the Consolidated Financial Statements for additional information on discontinued operations.
Subsequent to the completion of the Transaction, management re-evaluated the measure of profit for our reportable segments and determined that excluding corporate allocations from segment operating income was appropriate as these costs are not considered by management when evaluating performance. Operating income for the prior periods have been recast to reflect this change. See Note 9 to the Consolidated Financial Statements for segment reporting.
Significant Accounting Policies
Included in Note 1 of our 2017 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.

Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our Route Based Services and Coffee, Tea and Extract Solutions reporting segment branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $121.8 million and $358.6 million for the three and nine months ended September 29, 2018, respectively, and $123.2 million and $339.0 million for the three and nine months ended September 30, 2017, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually. The following table summarizes our goodwill on a reporting segment basis as of September 29, 2018:

	Reporting Segment
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Balance at December 30, 2017	$936.7	$117.8	$50.2	$1,104.7
Goodwill acquired during the year	30.2	—	7.5	37.7
Adjustments [1]	(2.7)	—	—	(2.7)
Foreign exchange	(9.0)	—	(1.6)	(10.6)
Balance at September 29, 2018	$955.2	$117.8	$56.1	$1,129.1

______________________
1     During the nine months ended September 29, 2018, we recorded adjustments to goodwill allocated to the Route Based Services segment in connection with the acquisitions of Crystal Rock (see Note 5 to the Consolidated Financial Statements).
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
Effective December 31, 2017, we adopted FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 was applied using the modified retrospective method. Adoption of this standard did not result in a cumulative adjustment to the opening balance of retained earnings at December 31, 2017 and did not have any other material effect on the results of operations, financial position or cash flows of the Company for the three and nine months ended September 29, 2018 (see Note 4 to the Consolidated Financial Statements).

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
Effective December 31, 2017, we adopted the guidance in this amendment retrospectively. The new standard requires that only the service cost component of periodic benefit cost is recorded in SG&A expenses. All other components of net periodic benefit cost are excluded from operating income. Adoption of this standard resulted in a $4.9 million decrease to operating income for the three and nine months ended September 30, 2017.
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
Update ASU 2018-05 – Income Taxes—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (Topic 740)
In March 2018, the FASB amended its guidance regarding Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). On December 22, 2017, the U.S. government enacted the Tax Act, which makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year 2018. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for entities to complete the accounting under ASC 740. In accordance with SAB 118, an entity must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that an entity’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If an entity cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has applied SAB 118, and has recorded a provisional estimate related to certain 2017 effects of the Tax Act, and has provided the required disclosures (see Note 7 to the Consolidated Financial Statements).

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
Update ASU 2018-13 – Fair Value Measurement (Topic 820)
In August 2018, the FASB amended its guidance on disclosure requirements for fair value measurement. The update amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this update while delaying adoption of the additional disclosures until their effective date. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
Update ASU 2018-14 – Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)
In August 2018, the FASB amended its guidance on disclosure requirements for defined benefit plans. The update amends existing annual disclosure requirements applicable to all employers that sponsor defined benefit pension and other postretirement plans by adding, removing, and clarifying certain disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and are to be applied on a retrospective basis to all periods presented. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
Update ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)
In August 2018, the FASB amended its guidance on customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.

Note 2—Revision of Previously Reported Financial Information
On January 30, 2018, the Company completed the sale of the Traditional Business (the "Transaction") to Refresco Group N.V., a Dutch company (“Refresco”). The Transaction was structured as a sale of the assets of the Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions. See Note 3 to the Consolidated Financial Statements for additional information. The aggregate deal consideration was approximately $1.25 billion, paid in cash at closing, resulting in a gain on sale of $427.6 million. During the third quarter of 2018, we identified an error in the entries recorded as part of the Transaction which resulted in an understatement of accounts payable and accrued liabilities and overstatement of currency translation adjustment, a component of accumulated other comprehensive loss, on our Consolidated Balance Sheet as of March 31, 2018 and June 30, 2018 of $10.3 million. The misstatement in these balances also impacted the currency translation adjustment reported on our Condensed Consolidated Statements of Comprehensive Income (Loss) and net cash provided by operating activities from continuing operations and operating activities of discontinued operations as reported in our Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and the six months ended June 30, 2018 as well as accumulated other comprehensive loss as reported in our Consolidated Statements of Equity as of March 31, 2018 and June 30, 2018. The error in the Consolidated Statement of Cash Flows resulted from incorrectly presenting cash from operations of continued operations as discontinued operations for the three months ended March 31, 2018 and six months ended June 30, 2018. No other financial statement line items were impacted by this error.
We have evaluated the error and determined it is not material to the previously issued financial statements and have elected to revise our previously issued consolidated statements as follows:

Consolidated Balance Sheets

	March 31, 2018			June 30, 2018
(in millions of U.S. dollars)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Accounts payable and accrued liabilities	439.8	10.3	450.1	421.5	10.3	431.8
Total current liabilities	445.6	10.3	455.9	430.2	10.3	440.5
Total liabilities	1,948.0	10.3	1,958.3	1,896.3	10.3	1,906.6
Accumulated other comprehensive loss	(62.7)	(10.3)	(73.0)	(80.2)	(10.3)	(90.5)
Total Cott Corporation Equity	1,263.8	(10.3)	1,253.5	1,238.9	(10.3)	1,228.6

Condensed Consolidated Statements of Comprehensive (Loss) Income

	For the Three Months Ended March 31, 2018			For the Six Months Ended June 30, 2018
(in millions of U.S. dollars)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Currency translation adjustment	18.6	(10.3)	8.3	1.6	(10.3)	(8.7)
Total other comprehensive income	31.7	(10.3)	21.4	14.2	(10.3)	3.9

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2018			For the Six Months Ended June 30, 2018
(in millions of U.S. dollars)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Change in accounts payable and accrued liabilities	(2.6)	10.3	7.7	(16.5)	10.3	(6.2)
Net cash provided by operating activities from continuing operations	22.6	10.3	32.9	57.6	10.3	67.9

Operating activities of discontinued operations	(74.4)	(10.3)	(84.7)	(77.7)	(10.3)	(88.0)

Consolidated Statement of Equity

	March 31, 2018			June 30, 2018
(in millions of U.S. dollars)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Currency translation adjustment	18.6	(10.3)	8.3	1.6	(10.3)	(8.7)
Accumulated other comprehensive loss	(62.7)	(10.3)	(73.0)	(80.2)	(10.3)	(90.5)
Total Cott Corporation equity	1,263.8	(10.3)	1,253.5	1,238.9	(10.3)	1,228.6

We will continue to revise interim periods in future filings for certain amounts in the consolidated financial statements to correct these misstatements.

Note 3—Discontinued Operations
On January 30, 2018, the Company completed the sale of the Traditional Business to Refresco. The Transaction was structured as a sale of the assets of the Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after the Company completed an internal reorganization. The aggregate deal consideration was approximately $1.25 billion, paid in cash at closing, subject to adjustment for indebtedness, working capital, and other customary post-closing adjustments. As of September 29, 2018, $12.5 million of the total sale proceeds are being held in escrow by a third party escrow agent to secure potential indemnification claims. The escrow will be released, subject to any amounts for pending indemnification claims, on the eighteen month anniversary of the closing date of the Transaction. These funds are included in cash and cash equivalents on the Consolidated Balance Sheet as of September 29, 2018. The Traditional Business excludes our Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation and Eden Springs Europe B.V. businesses) and Coffee, Tea and Extract Solutions (which includes our S. & D. Coffee, Inc. business) reporting segments, our Aimia Foods, Decantae Mineral Water Ltd. and RCI concentrate businesses, and our Columbus, Georgia manufacturing facility.
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
In addition, the Company and Refresco have entered into certain Co-pack Manufacturing Agreements pursuant to which the Company and Refresco will manufacture and supply certain beverage products for each other, and a Concentrate Supply Agreement pursuant to which the Company will supply concentrates to Refresco. Each party will be compensated for the products they supply as set forth in the applicable agreements. The Co-pack Manufacturing Agreements have a term of 36 months, and the Concentrate Supply Agreement has a term that is the same as the term of the Transition Services Agreement.

During the three and nine months ended September 29, 2018, the Company has paid Refresco $2.4 million and $6.6 million, respectively, for the contract manufacture of beverage products. In addition, during the three and nine months ended September 29, 2018, the Company has reimbursed Refresco $12.8 million and $47.2 million, respectively, for various operational expenses that were paid by Refresco on its behalf. During the three and nine months ended September 29, 2018, Refresco has paid the Company $21.1 million and $29.2 million, respectively, for the contract manufacture of beverage products.
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
The major components of net income from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue, net	$—	$425.6	$111.2	$1,244.7
Cost of sales	—	371.3	98.4	1,093.4
Operating income from discontinued operations	—	13.9	2.0	33.6
Gain on sale of discontinued operations	0.6	—	427.6	—
Income (loss) from discontinued operations, before income taxes	0.6	12.1	402.2	(27.5)
Income tax (benefit) expense [1]	(0.9)	(30.9)	44.7	(28.5)
Net income from discontinued operations, net of income taxes	1.5	43.0	357.5	1.0
Less: Net income attributable to non-controlling interests	—	2.1	0.6	6.4
Net income (loss) attributable to Cott Corporation – discontinued operations [2]	$1.5	$40.9	$356.9	$(5.4)
______________________

[1]
The net income (loss) from discontinued operations, before income taxes resulted in income tax benefit of $0.9 million and income tax expense of $44.7 million for the three and nine months ended September 29, 2018, respectively. The Transaction resulted in a taxable gain on sale in the United States, which utilized a significant portion of the existing U.S. net operating loss carry forwards. As a result, the Company is in a net deferred tax liability position in the United States and thus a tax benefit of approximately $25.0 million related to a release of the U.S. valuation allowance was recorded in the first quarter of 2018 and is offsetting the overall income tax expense related to discontinued operations. The Transaction resulted in a non-taxable gain on sale in the United Kingdom. No tax benefit resulted from the Transaction related to the taxable loss on sale in Canada due to the Company's valuation allowance position.

[2]
Net income (loss) attributable to Cott Corporation – discontinued operations is inclusive of interest expense on short-term borrowings and debt required to be repaid or extinguished as part of divestiture of $3.4 million for the nine months ended September 29, 2018 and $8.4 million and $38.5 million for the three and nine months ended September 30, 2017, respectively.

Cash flows from discontinued operations included borrowings and payments under the ABL facility of $262.4 million and $482.8 million for the nine months ended September 29, 2018, $789.0 million and $796.3 million for the three months ended September 30, 2017, and $2,246.3 million and $2,205.6 million for the nine months ended September 30, 2017, respectively.

Note 4—Revenue
We are a water, coffee, tea, extracts and filtration service company. Our principal source of revenue is from bottled water delivery to residential and business customers primarily in North America and Europe and the manufacture and distribution of coffee, tea and extracts to institutional and commercial customers in the United States. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.
Contract Estimates
The nature of certain of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which the Company historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $8.6 million and $6.9 million at September 29, 2018 and December 30, 2017, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from the Company’s customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at September 29, 2018 and December 30, 2017 were $19.1 million and $21.8 million, respectively. The amount of revenue recognized in the three and nine months ended September 29, 2018 that was included in the December 30, 2017 deferred revenue balance was $3.2 million and $21.3 million, respectively.
The Company does not have any material contract assets as of September 29, 2018.
Disaggregated Revenue
In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
United States	$457.8	$431.1	$1,330.0	$1,278.7
United Kingdom	41.7	40.5	126.8	118.1
Canada	16.7	16.8	48.8	47.0
All other countries	93.1	92.5	268.1	254.6
Total [1]	$609.3	$580.9	$1,773.7	$1,698.4
______________________
1     Prior-period amounts are not adjusted under the modified-retrospective method of adoption.

Note 5—Acquisitions
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
The purchase price of $21.5 million, net of debt, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the Crystal Rock Acquisition Date. Measurement period adjustments recorded during the nine months ended September 29, 2018 included adjustments to property, plant and equipment and intangible assets based on the preliminary valuations, adjustments to deferred taxes and other long-term liabilities based on a preliminary analysis of certain tax positions, as well as adjustments to accounts receivable, inventory, prepaid expenses, other assets and accounts payable and accrued liabilities based on review of their fair values as of the Crystal Rock Acquisition Date. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the adjusted purchase price allocation of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash	$1.6	$—	$1.6
Accounts receivable	6.5	(0.1)	6.4
Inventory	2.3	(0.1)	2.2
Prepaid expenses and other assets	1.2	0.3	1.5
Property, plant and equipment	9.4	(0.1)	9.3
Goodwill	16.7	(2.7)	14.0
Intangible assets	13.3	0.6	13.9
Other assets	0.8	(0.7)	0.1
Short-term borrowings	(4.1)	—	(4.1)
Current maturities of long-term debt	(1.6)	—	(1.6)
Accounts payable and accrued liabilities	(5.2)	(2.2)	(7.4)
Long-term debt	(10.4)	—	(10.4)
Deferred tax liabilities	(6.5)	3.4	(3.1)
Other long-term liabilities	(2.5)	1.6	(0.9)
Total	$21.5	$—	$21.5

The assets and liabilities acquired with the Crystal Rock Acquisition are recorded at their estimated fair values per management’s estimates and are subject to change when formal valuations and other studies are finalized. The fair values of acquired property, plant and equipment, customer relationships, trademarks and trade names, and deferred taxes are provisional pending validation and receipt of the final valuations for those assets. In addition, consideration for potential loss contingencies, including uncertain tax positions, are still under review.
The amount of revenues related to the Crystal Rock Acquisition included in the Company’s Consolidated Statement of Operations for the period from the Crystal Rock Acquisition Date through September 29, 2018 was $30.5 million. During the nine months ended September 29, 2018, the Company incurred $2.9 million of acquisition-related costs associated with the Crystal Rock Acquisition, which are included within acquisition and integration expenses in the Consolidated Statement of Operations. During the second quarter of 2018, Crystal Rock was integrated within our DSS business, therefore it is impracticable to determine the amount of net income related to the Crystal Rock Acquisition included in the Company's Statement of Operations for the period from the Crystal Rock Acquisition Date through September 29, 2018.
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

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$9.7	11 years
Trademarks and trade names	4.2	Indefinite
Total	$13.9
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

Note 6—Share-based Compensation
During the nine months ended September 29, 2018, the Company granted 61,736 common shares with an aggregate grant date fair value of approximately $1.0 million to the non-management members of our Board of Directors under the Amended and Restated Cott Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.
On August 1, 2018, in connection with the appointment of the Company’s chief executive officer to executive chairman of the Board effective December 30, 2018, the Board approved the modification of certain outstanding awards issued to the chief executive officer. The modified awards will continue to vest in accordance with their normal applicable vesting schedules regardless of continued service. The total incremental compensation expense associated with the modification was $5.5 million for the three and nine months ended September 29, 2018.

Note 7—Income Taxes
Income tax expense was $1.0 million and $4.0 million on pre-tax income from continuing operations of $9.5 million and $29.3 million for the three and nine months ended September 29, 2018, respectively, as compared to income tax expense of $0.9 million on pre-tax income from continuing operations of $2.5 million and income tax expense of $1.0 million on pre-tax loss from continuing operations of $12.1 million in the comparable prior year periods. The effective income tax rates for the three and nine months ended September 29, 2018 were 10.5% and 13.7%, respectively, compared to 36.0% and (8.3)% in the comparable prior year periods.
The effective tax rates for the three and nine months ended September 29, 2018 varied from the effective tax rates for the three and nine months ended September 30, 2017 primarily due to losses incurred in the United States for which we have recognized a tax benefit in 2018.
On December 22, 2017, the U.S. government enacted the Tax Act, which significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, limiting various business deductions and repealing the corporate alternative minimum tax. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. GAAP requires the impact of tax legislation to be recognized in the period in which the law was enacted. As a result of the Tax Act, the Company recorded tax benefits in the fourth quarter of 2017 of $32.2 million due to a re-measurement of the U.S deferred tax assets and liabilities and $1.3 million due to the repeal of the corporate alternative minimum tax. The tax benefits represent provisional amounts and our current best estimates. We have not made adjustments to our provisional estimate during the first nine months of 2018. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Act and in accordance with SAB 118 may be refined through the fourth quarter of 2018 as we receive additional clarification and implementation guidance. As we finalize the accounting for the tax effects of the enactment of the Tax Act during the measurement period, we will reflect adjustments to the provisional amounts recorded and record additional tax effects in the periods such adjustments are identified.

Note 8—Common Shares and Net Income (Loss) per Common Share
Common Shares
On May 1, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of Cott’s outstanding common shares over a 12-month period commencing on May 7, 2018. Since that date, during the three and nine months ended September 29, 2018, we repurchased 1,560,736 and 2,556,117 common shares, respectively, for approximately $24.0 million and $40.0 million, respectively, through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. Shares purchased under the share repurchase program were canceled.
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

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator (in millions of U.S. dollars):
Net income (loss) attributable to Cott Corporation
Continuing operations	$8.5	$1.6	$25.3	$(13.1)
Discontinued operations	1.5	40.9	356.9	(5.4)
Net income (loss)	10.0	42.5	382.2	(18.5)
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	138,787	139,205	139,503	138,980
Basic Earnings Per Share:
Continuing operations	0.06	0.01	0.18	(0.09)
Discontinued operations	0.01	0.29	2.56	(0.04)
Net income (loss)	0.07	0.30	2.74	(0.13)
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	138,787	139,205	139,503	138,980
Dilutive effect of Stock Options	1,212	1,158	1,260	—
Dilutive effect of Performance-based RSUs	918	154	954	—
Dilutive effect of Time-based RSUs	259	486	246	—
Weighted average common shares outstanding - diluted	141,176	141,003	141,963	138,980
Diluted Earnings Per Share:
Continuing operations	0.06	0.01	0.18	(0.09)
Discontinued operations	0.01	0.29	2.51	(0.04)
Net income (loss)	0.07	0.30	2.69	(0.13)
The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock Options	1,141	198	1,086	4,286
Performance-based RSUs [1]	327	—	327	1,703
Time-based RSUs	—	—	—	660
______________________

[1]	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

Note 9—Segment Reporting
Our broad portfolio of products includes bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers, specialty coffee, liquid coffee or tea concentrate, single cup coffee, cold brewed coffee, iced blend coffee or tea, blended teas, hot tea, sparkling tea, coffee or tea extract solutions, filtration equipment, hot chocolate, soups, malt drinks, creamers/whiteners, cereals, beverage concentrates and mineral water.

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
Subsequent to the completion of the Transaction, management re-evaluated the measure of profit for our reportable segments and determined that excluding corporate allocations from segment operating income was appropriate as these costs are not considered by management when evaluating performance. Operating income (loss) for the prior periods have been recast to reflect this change and resulted in a $0.1 million decrease and a $0.5 million increase to operating income for the three and nine months ended September 30, 2017 in our Route Based Services reporting segment, a $0.2 million decrease to operating income for the three and nine months ended September 30, 2017 in our Coffee, Tea and Extract Solutions reporting segment, and a $0.3 million increase and a $0.3 million decrease to operating loss for the three and nine months ended September 30, 2017 in the All Other category, respectively.

(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
For the Three Months Ended September 29, 2018
Revenue, net [1]	$423.7	$140.2	$47.1	$(1.7)	$609.3
Depreciation and amortization	41.9	5.8	1.9	—	49.6
Operating income (loss)	37.5	5.0	(14.7)	—	27.8
Additions to property, plant and equipment	29.5	4.4	2.4	—	36.3
For the Nine Months Ended September 29, 2018
Revenue, net [1]	$1,207.4	$431.8	$138.8	$(4.3)	$1,773.7
Depreciation and amortization	122.8	17.2	5.7	—	145.7
Operating income (loss)	77.6	12.3	(35.3)	—	54.6
Additions to property, plant and equipment	81.5	9.0	4.5	—	95.0
As of September 29, 2018
Total assets [2]	$2,411.6	$461.7	$286.8	$—	$3,160.1
______________________

[1]
Intersegment revenue between the Coffee, Tea and Extract Solutions and the Route Based Services reporting segments was $1.4 million and $4.0 million for the three and nine months ended September 29, 2018, respectively. Intersegment revenue between the All Other and the Route Based Services reporting segments was $0.3 million for the three and nine months ended September 29, 2018. All Other includes $4.2 million of related party concentrate sales to discontinued operations for the nine months ended September 29, 2018.

[2]	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
For the Three Months Ended September 30, 2017
Revenue, net [1]	$397.3	$143.4	$40.2	$—	$580.9
Depreciation and amortization	41.7	6.0	1.7	—	49.4
Operating income (loss) [3]	29.6	3.5	(10.8)	—	22.3
Additions to property, plant and equipment	34.8	3.3	0.1	—	38.2
For the Nine Months Ended September 30, 2017
Revenue, net [1]	$1,134.9	$440.2	$123.3	$—	$1,698.4
Depreciation and amortization	119.1	17.2	5.5	—	141.8
Operating income (loss) [3]	61.9	13.1	(31.0)	—	44.0
Additions to property, plant and equipment	85.9	10.6	0.6	—	97.1
As of December 30, 2017
Total assets [2]	$2,343.4	$455.7	$207.8	$—	$3,006.9
______________________

[1]	All Other includes $9.6 million and $31.4 million of related party concentrate sales to discontinued operations for the three and nine months ended September 30, 2017, respectively.

[2]	Excludes intersegment receivables, investments and notes receivable, as well as assets of discontinued operations.

[3]
Operating income in our Route Based Services reporting segment for the three and nine months ended September 30, 2017 decreased $4.9 million as a result of adopting ASU 2017-07 (see Note 1 to the Consolidated Financial Statements).

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
Revenues by channel by reporting segment were as follows:

	For the Three Months Ended September 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$271.1	$—	$—	$—	$271.1
Coffee and tea services	45.4	113.0	0.9	(1.4)	157.9
Retail	61.3	—	16.9	(0.3)	77.9
Other	45.9	27.2	29.3	—	102.4
Total	$423.7	$140.2	$47.1	$(1.7)	$609.3

	For the Nine Months Ended September 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$759.5	$—	$—	$—	$759.5
Coffee and tea services	139.8	349.0	2.5	(3.9)	487.4
Retail	177.1	—	49.1	(0.3)	225.9
Other	131.0	82.8	87.2	(0.1)	300.9
Total	$1,207.4	$431.8	$138.8	$(4.3)	$1,773.7

	For the Three Months Ended September 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$252.5	$—	$—	$—	$252.5
Coffee and tea services	44.2	120.9	0.7	—	165.8
Retail	58.6	—	11.7	—	70.3
Other	42.0	22.5	27.8	—	92.3
Total	$397.3	$143.4	$40.2	$—	$580.9

	For the Nine Months Ended September 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$715.5	$—	$—	$—	$715.5
Coffee and tea services	134.9	369.6	2.0	—	506.5
Retail	165.7	—	33.9	—	199.6
Other	118.8	70.6	87.4	—	276.8
Total	$1,134.9	$440.2	$123.3	$—	$1,698.4

Note 10—Inventories
The following table summarizes inventories as of September 29, 2018 and December 30, 2017:

(in millions of U.S. dollars)	September 29, 2018	December 30, 2017
Raw materials	$71.5	$68.1
Finished goods	41.7	34.3
Resale items	20.4	21.8
Other	3.0	3.4
Total	$136.6	$127.6

Note 11—Intangible Assets, Net
The following table summarizes intangible assets, net as of September 29, 2018 and December 30, 2017:

	September 29, 2018			December 30, 2017
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Rights	$24.5	$—	$24.5	$24.5	$—	$24.5
Trademarks	266.4	—	266.4	264.1	—	264.1
Total intangible assets not subject to amortization	290.9	—	290.9	288.6	—	288.6
Subject to amortization
Customer relationships	599.3	197.4	401.9	583.4	154.7	428.7
Patents	15.2	2.2	13.0	15.2	1.0	14.2
Software	34.4	19.0	15.4	28.8	13.0	15.8
Other	17.0	5.8	11.2	8.0	4.2	3.8
Total intangible assets subject to amortization	665.9	224.4	441.5	635.4	172.9	462.5
Total intangible assets	$956.8	$224.4	$732.4	$924.0	$172.9	$751.1
Amortization expense of intangible assets was $18.4 million and $52.9 million for the three and nine months ended September 29, 2018, respectively, and $17.9 million and $50.7 million for the three and nine months ended September 30, 2017, respectively.
The estimated amortization expense for intangible assets over the next five years is:

(in millions of U.S. dollars)
Remainder of 2018	$19.0
2019	65.7
2020	56.5
2021	48.2
2022	40.9
Thereafter	211.2
Total	$441.5

Note 12—Debt
Our total debt as of September 29, 2018 and December 30, 2017 was as follows:

	September 29, 2018			December 30, 2017
(in millions of U.S. dollars)	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
10.000% senior notes due in 2021[1]	$—	$—	$—	$269.9	$—	$269.9
5.375% senior notes due in 2022	—	—	—	525.0	6.0	519.0
5.500% senior notes due in 2024	526.2	7.7	518.5	539.1	9.5	529.6
5.500% senior notes due in 2025	750.0	10.1	739.9	750.0	11.0	739.0
ABL facility	—	—	—	220.3	—	220.3
GE Term Loan	—	—	—	2.0	—	2.0
Short-term borrowings	9.0	—	9.0	—	—	—
Capital leases	5.3	—	5.3	6.4	—	6.4
Other debt financing	2.3	—	2.3	0.8	—	0.8
Total debt	1,292.8	17.8	1,275.0	2,313.5	26.5	2,287.0
Less: Short-term borrowings and current debt:
ABL facility	—	—	—	220.3	—	220.3
Total short-term borrowings required to be repaid or extinguished as part of divestiture	—	—	—	220.3	—	220.3
GE Term Loan - current maturities	—	—	—	2.0	—	2.0
Short-term borrowings	9.0	—	9.0	—	—	—
Capital leases - current maturities	1.7	—	1.7	2.3	—	2.3
Other debt financing	1.4	—	1.4	0.8	—	0.8
Total current debt	12.1	—	12.1	225.4	—	225.4
Less: Debt required to be repaid or extinguished as part of divestiture 5.375% senior notes due in 2022	—	—	—	525.0	6.0	519.0
Total debt required to be repaid or extinguished as part of divestiture	—	—	—	525.0	6.0	519.0
Total long-term debt	$1,280.7	$17.8	$1,262.9	$1,563.1	$20.5	$1,542.6
______________________

[1]	Includes unamortized premium of $19.9 million at December 30, 2017.
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
The amendment to the ABL facility was considered to be a modification of the original agreement. We wrote off $2.5 million of existing deferred financing fees. The remaining $2.5 million of unamortized deferred financing costs along with $1.5 million of deferred financing costs incurred in connection with the amendment to the ABL facility are being amortized using the straight-line method over the duration of the ABL facility.

Note 13—Accumulated Other Comprehensive (Loss) Income
With the disposition of the Traditional Business in 2018, the foreign currency translation balances associated with the Traditional Business were recognized in earnings in the period of disposition. Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the nine months ended September 29, 2018 and September 30, 2017 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 31, 2016	$(0.1)	$(14.4)	$(103.4)	$(117.9)
OCI before reclassifications	1.2	(0.5)	26.1	26.8
Amounts reclassified from AOCI	(1.7)	0.1	—	(1.6)
Net current-period OCI	(0.5)	(0.4)	26.1	25.2
Ending balance September 30, 2017	$(0.6)	$(14.8)	$(77.3)	$(92.7)
Beginning balance December 30, 2017	$(1.4)	$(16.8)	$(76.2)	$(94.4)
OCI before reclassifications	(13.8)	—	(13.0)	(26.8)
Amounts reclassified from AOCI	3.8	16.9	9.4	30.1
Net current-period OCI	(10.0)	16.9	(3.6)	3.3
Ending balance September 29, 2018	$(11.4)	$0.1	$(79.8)	$(91.1)
______________________

[1]	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three and nine months ended September 29, 2018 and September 30, 2017, respectively:

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(2.4)	$0.2	$(3.8)	$1.7	Cost of sales
	(2.4)	0.2	(3.8)	1.7	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$(2.4)	$0.2	$(3.8)	$1.7	Net of tax
Amortization of pension benefit plan items
Recognized net actuarial loss [2]	—	—	(16.9)	—	Gain on sale of discontinued operations
Prior service costs [3]	$—	$(0.3)	$—	$(0.1)	Cost of sales
	—	(0.3)	(16.9)	(0.1)	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$—	$(0.3)	$(16.9)	$(0.1)	Net of tax
Foreign currency translation adjustments	—	—	(9.4)	—	Gain on sale of discontinued operations
Total reclassifications for the period	$(2.4)	$(0.1)	$(30.1)	$1.6	Net of tax
______________________

[1]	Amounts in parentheses indicate debits.

[2]	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on the sale of discontinued operations for the nine months ended September 29, 2018.

[3]	These AOCI components are included in the computation of net periodic pension cost.
Note 14—Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow. In addition, the Israeli Ministry of Environmental Protection (the "Ministry") has alleged that a non-profit recycling corporation, which collects and recycles bottles sold by manufacturers, including Eden, failed to meet recycling quotas in 2016, in violation of Israeli law. The law imposes liability directly on manufacturers, and the Ministry has asserted that the manufacturers involved with the corporation owe a fine. Eden received a notice from the Ministry on June 21, 2018. Although we cannot predict the outcome of any potential proceedings at this early stage, Eden may be subject to a fine in excess of $0.1 million. Management believes, however, that the resolution of this matter will not be material to our financial position, results of operations, or cash flows.
We had $44.3 million in standby letters of credit outstanding as of September 29, 2018 ($46.0 million—December 30, 2017).

Guarantees
After completion of the Transaction, the Company continues to provide contractual payment guarantees to three third-party lessors of certain real property used in the Traditional Business. The leases were conveyed to Refresco as part of the Transaction, but the Company’s guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $33.5 million as of September 29, 2018 ($42.0 million—December 30, 2017) was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The Transaction documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse the Company if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of the Company’s guarantees. Discussions with the landlords are ongoing. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

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
Cash Flow Hedging Strategy
We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 29, 2018 or September 30, 2017, respectively.
We have entered into coffee futures contracts to hedge our exposure to price fluctuations on green coffee associated with fixed-price sales contracts with customers, which generally range from 3 to 15 months in length. These derivative instruments have been designated and qualified as a part of our commodity cash flow hedging program effective January 1, 2017. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee.
The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 83.4 million pounds and 48.1 million pounds as of September 29, 2018 and December 30, 2017, respectively. Approximately $2.4 million and $3.8 million of realized losses, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statements of Operations for the three and nine months ended September 29, 2018, respectively. Approximately $0.2 million and $1.7 million of realized gains were reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statements of Operations for the three and nine months ended September 30, 2017, respectively. As of September 29, 2018, the estimated net amount of losses reported in AOCI that is expected to be reclassified to the Consolidated Statements of Operations within the next twelve months is $9.7 million.
The fair value of the Company’s net derivative liabilities included in accounts payable and accrued liabilities was $10.7 million and $1.2 million as of September 29, 2018 and December 30, 2017, respectively. We had no derivative assets as of September 29, 2018 and December 30, 2017. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	September 29, 2018		December 30, 2017
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Coffee futures[1]	$—	$10.7	$—	$1.2
______________________

[1]
The fair value of the coffee futures excludes amounts in the related margin accounts. We are required to maintain margin accounts in accordance with futures market and broker regulations. As of September 29, 2018 and December 30, 2017, the aggregate margin account balances were $15.4 million and $5.3 million, respectively, and are included in cash and cash equivalents on the Consolidated Balance Sheets.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	September 29, 2018	December 30, 2017
Coffee futures assets	$2.1	$0.6
Coffee futures liabilities	(12.8)	(1.8)
Net asset (liability)	$(10.7)	$(1.2)

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for cash flow hedging relationships, presented on a pre-tax basis, for the three and nine months ended September 29, 2018 and September 30, 2017, respectively, is shown in the table below:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
(in millions of U.S. dollars)	Cost of sales		Cost of sales
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$298.8	$288.1	$888.3	$849.7
Loss (gain) on cash flow hedging relationship
Coffee futures:
Loss (gain) reclassified from AOCI into expense	$2.4	$(0.2)	$3.8	$(1.7)
The settlement of our derivative instruments resulted in a debit to cost of sales of $2.4 million and $3.8 million for the three and nine months ended September 29, 2018, respectively, and a credit to cost of sales of $0.2 million and $1.7 million for the three and nine months ended September 30, 2017, respectively.

Note 16—Fair Value Measurements
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
Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the net derivative liabilities as of September 29, 2018 and December 30, 2017 was $10.7 million and $1.2 million, respectively. We had no derivative assets as of September 29, 2018 and December 30, 2017.

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 29, 2018 and December 30, 2017 were as follows:

	September 29, 2018		December 30, 2017
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
10.000% senior notes due in 2021 [1,2]	$—	$—	$269.9	$283.4
5.375% senior notes due in 2022 [1,3]	—	—	519.0	539.9
5.500% senior notes due in 2024 [1,3]	518.5	550.3	529.6	574.0
5.500% senior notes due in 2025 [1,3]	739.9	722.4	739.0	759.3
Total	$1,258.4	$1,272.7	$2,057.5	$2,156.6
______________________

[1]	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.

[2]	Includes unamortized premium of $19.9 million at December 30, 2017.

[3]	Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of September 29, 2018 and December 30, 2017 (see Note 12 to the Consolidated Financial Statements).

Note 17—Subsequent Events
On October 15, 2018, DSS, a wholly-owned subsidiary of Cott, acquired The Mountain Valley Spring Company ("Mountain Valley"), a growing American brand of spring and sparkling bottled water delivered to homes and offices throughout the U.S., for approximately $78.5 million on a debt and cash free basis. The acquisition was funded using cash on hand as well as borrowings under our ABL facility. Due to the limited time since the Mountain Valley acquisition closing date, the Company is unable to provide actual amounts recognized related to the Mountain Valley assets acquired and liabilities assumed as the accounting for the purchase price allocation has not yet been completed. As a result, certain required disclosures relative to the Mountain Valley acquisition, including those related to any goodwill or bargain purchase amounts to be recognized, have not been made. Mountain Valley will become a part of our Route Based Services reporting segment.
On November 6, 2018, our Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on December 7, 2018 to shareowners of record at the close of business on November 27, 2018.

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
Overview
Cott is a water, coffee, tea, extracts and filtration service company with a leading volume-based national presence in the North American and European home and office delivery industry for bottled water, and a leader in custom coffee roasting, iced tea blending, and extract solutions for the U.S. foodservice industry. Our platform reaches over 2.5 million customers or delivery points across North America and Europe and is supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.
The market is subject to some seasonal variations. Our water delivery sales are generally higher during the warmer months, while sales of our coffee products are generally higher during cooler months, and may also be influenced by the timing of holidays and weather fluctuations. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year.
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
Divestiture, Acquisition and Financing Transactions
On October 15, 2018, our wholly owned subsidiary, DS Services of America, Inc., acquired The Mountain Valley Spring Company, a growing American brand of spring and sparkling bottled water delivered to homes and offices throughout the United States. The aggregate purchase price was approximately $78.5 million on a debt and cash free basis. The acquisition was funded using cash on hand as well as borrowings under our ABL facility.
On March 23, 2018, we completed the acquisition of Crystal Rock Holdings, Inc., a direct-to-consumer home and office water, coffee and filtration business serving customers throughout New York and New England (“Crystal Rock”). The transaction was structured as a two-step merger following a cash tender offer for all outstanding shares of Crystal Rock, with Crystal Rock becoming our wholly-owned indirect subsidiary (the “Crystal Rock Acquisition”). The aggregate consideration was approximately $37.7 million and includes the purchase price paid by us to the Crystal Rock shareholders of $20.7 million, $0.8 million in costs paid on behalf of the sellers for the sellers’ transaction expenses and $16.2 million of assumed debt and accrued interest obligations of the acquired company that was paid by us.
On January 30, 2018, we sold our carbonated soft drinks and juice businesses via the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our Royal Crown International (“RCI”) finished goods export business (collectively, “Traditional Business”) to Refresco Group N.V., a Dutch company (“Refresco”), pursuant to a Share Purchase Agreement dated as of July 24, 2017 (the “Transaction”). The Transaction was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal restructuring. The aggregate deal consideration was $1.25 billion, paid in cash at closing, subject to adjustment for indebtedness, working capital, and other customary post-closing adjustments. The Transaction did not include our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, our RCI concentrate business, our Columbus, Georgia manufacturing facility or our Aimia Foods (“Aimia”) and Decantae Mineral Water Ltd. businesses.
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

•
currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the exchange between the Euro, the Canadian dollar and other currencies and the exchange between the British pound sterling and the Euro;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates which, could increase our borrowing costs;

•	the incurrence of substantial indebtedness to finance our recent acquisitions;

•	the impact of global financial events on our financial results;

•	credit rating changes;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain and integrate new management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	our ability to maintain our quarterly dividend;

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

We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) from continuing operations before interest expense, net, expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, (gain) loss on commodity hedging instruments, net, foreign exchange and other losses (gains), net, loss on disposal of property, plant and equipment, net, gain on extinguishment of long-term debt, gain on sale, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance.
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
Summary Financial Results
Net income from continuing operations for the three months ended September 29, 2018 (the “third quarter”) and nine months ended September 29, 2018 (“first nine months of 2018” or “year to date”) was $8.5 million or $0.06 per diluted common share, and $25.3 million or $0.18 per diluted common share, respectively, compared with net income from continuing operations of $1.6 million or $0.01 per diluted common share, and net loss from continuing operations of $13.1 million or $0.09 per diluted common share for the three and nine months ended September 30, 2017, respectively.
The following items of significance affected our financial results for the first nine months of 2018:

•
Net revenue increased $75.3 million, or 4.4%, from the prior year period due primarily to the addition of the Crystal Rock business, pricing initiatives and growth within our home and office water delivery operations and growth in retail in our Route Based Services reporting segment, growth in liquid coffee, extracts and tea in our Coffee, Tea and Extract Solutions reporting segment, as well as the impact of favorable foreign exchange rates, partially offset by the reduction in volumes combined with lower green coffee commodity prices and a change in customer mix in our Coffee, Tea and Extract Solutions reporting segment, as well as fewer trading days compared to the prior year period in our Eden Springs B.V. (“Eden”), S. & D. Coffee, Inc. (“S&D”) and Aimia businesses;

•
Gross profit increased to $885.4 million from $848.7 million in the prior year period due primarily to the addition of the Crystal Rock business, pricing initiatives and growth within our home and office water delivery operations, and the favorable impact of foreign exchange rates in our Route Based Services reporting segment, as well as growth in liquid coffee, extracts and tea in our Coffee, Tea and Extract Solutions reporting segment, partially offset by increases in production and freight costs within our Route Based Services reporting segment and the reduction in coffee volumes and a change in customer mix, as well as an increase in manufacturing expenses within our Coffee, Tea, and Extract Solutions reporting segment. Gross profit as a percentage of net revenue was 49.9% compared to 50.0% in the prior year period;

•
Selling, general and administrative (“SG&A”) expenses increased to $816.2 million from $778.2 million in the prior year period due primarily to the addition of the Crystal Rock business, the unfavorable impact of foreign exchange rates within our Route Based Services reporting segment, and an increase in share-based compensation costs. SG&A expenses as a percentage of net revenue was 46.0% compared to 45.8% in the prior year period;

•
Other income, net was $33.0 million compared to $6.0 million in the prior year period due primarily to the increase of net gains on foreign currency transactions, gains recognized on the redemption of the DSS Notes and the sale of our PolyCycle Solutions (“PCS”) business, mark to market gains on warrant securities, and income recognized from favorable legal settlements;

•	Interest expense, net decreased to $58.3 million from $62.1 million in the prior year period due primarily to the redemption of $250.0 million aggregate principal of our DSS Notes in January 2018;

•
Income tax expense was $4.0 million on pre-tax income from continuing operations of $29.3 million compared to income tax expense of $1.0 million on pre-tax loss from continuing operations of $12.1 million in the prior year period due primarily to losses incurred in the United States for which we have recognized a tax benefit in 2018;

•	Adjusted EBITDA increased to $240.1 million compared to $225.2 million in the prior year period due to the items listed above;

•
Cash flows provided by operating activities from continuing operations was $146.1 million compared to $138.7 million in the prior year period. The $7.4 million increase was due primarily to the increase in net income and the change in other non-cash operating activities, partially offset by the change in working capital account balances relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended September 29, 2018 and September 30, 2017:

	For the Three Months Ended				For the Nine Months Ended
	September 29, 2018		September 30, 2017		September 29, 2018		September 30, 2017
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	609.3	100.0	580.9	100.0	1,773.7	100.0	1,698.4	100.0
Cost of sales	298.8	49.0	288.1	49.6	888.3	50.1	849.7	50.0
Gross profit	310.5	51.0	292.8	50.4	885.4	49.9	848.7	50.0
Selling, general and administrative expenses	279.9	45.9	263.2	45.3	816.2	46.0	778.2	45.8
Loss (gain) on disposal of property, plant and equipment, net	1.2	0.2	(0.4)	(0.1)	3.8	0.2	4.8	0.3
Acquisition and integration expenses	1.6	0.3	7.7	1.3	10.8	0.6	21.7	1.3
Operating income	27.8	4.6	22.3	3.8	54.6	3.1	44.0	2.6
Other income, net	(0.6)	(0.1)	(3.4)	(0.6)	(33.0)	(1.9)	(6.0)	(0.4)
Interest expense, net	18.9	3.1	23.2	4.0	58.3	3.3	62.1	3.7
Income (loss) from continuing operations before income taxes	9.5	1.6	2.5	0.4	29.3	1.7	(12.1)	(0.7)
Income tax expense	1.0	0.2	0.9	0.2	4.0	0.2	1.0	0.1
Net income (loss) from continuing operations	8.5	1.4	1.6	0.3	25.3	1.4	(13.1)	(0.8)
Net income from discontinued operations, net of income taxes (Note 3)	1.5	0.2	43.0	7.4	357.5	20.2	1.0	0.1
Net income (loss)	10.0	1.6	44.6	7.7	382.8	21.6	(12.1)	(0.7)
Less: Net income attributable to non-controlling interests - discontinued operations	—	—	2.1	0.4	0.6	—	6.4	0.4
Net income (loss) attributable to Cott Corporation	10.0	1.6	42.5	7.3	382.2	21.5	(18.5)	(1.1)
Depreciation and amortization	49.6	8.1	49.4	8.5	145.7	8.2	141.8	8.3

The following table summarizes the change in revenue by reporting segment for the three and nine months ended September 29, 2018:

	For the Three Months Ended September 29, 2018
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$26.4	$(3.2)	$6.9	$(1.7)	$28.4
Impact of foreign exchange [1]	2.8	—	0.2	—	3.0
Change excluding foreign exchange	$29.2	$(3.2)	$7.1	$(1.7)	$31.4
Percentage change in revenue	6.6%	(2.2)%	17.2%	100.0%	4.9%
Percentage change in revenue excluding foreign exchange	7.3%	(2.2)%	17.7%	100.0%	5.4%
Impact of fewer trading days [2]	$—	$—	$—	$—	$—
Change excluding foreign exchange and impact of fewer trading days	$29.2	$(3.2)	$7.1	$(1.7)	$31.4
Percentage change in revenue excluding foreign exchange and impact of fewer trading days	7.3%	(2.2)%	17.7%	100.0%	5.4%

	For the Nine Months Ended September 29, 2018
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$72.5	$(8.4)	$15.5	$(4.3)	$75.3
Impact of foreign exchange [1]	(14.0)	—	(3.5)	—	(17.5)
Change excluding foreign exchange	$58.5	$(8.4)	$12.0	$(4.3)	$57.8
Percentage change in revenue	6.4%	(1.9)%	12.6%	100.0%	4.4%
Percentage change in revenue excluding foreign exchange	5.2%	(1.9)%	9.7%	100.0%	3.4%
Impact of fewer trading days [2]	$1.3	$4.9	$0.2	$—	$6.4
Change excluding foreign exchange and impact of fewer trading days	$59.8	$(3.5)	$12.2	$(4.3)	$64.2
Percentage change in revenue excluding foreign exchange and impact of fewer trading days	5.3%	(0.8)%	9.9%	100.0%	3.8%
______________________

[1]
Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

[2]
Our Eden business had two fewer trading days, our S&D business had three fewer trading days, and our Aimia business had one fewer trading day for the nine months ended September 29, 2018 as compared to the prior year period.

Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. During the second quarter of 2018, we combined and disclosed the corporate oversight function in the All Other category. Our segment reporting results have been recast to reflect these changes for all periods presented.
Subsequent to the completion of the Transaction, management re-evaluated the measure of profit for our reportable segments and determined that excluding corporate allocations from segment operating income was appropriate as these costs are not considered by management when evaluating performance. Operating income (loss) for the prior periods have been recast to reflect this change and resulted in a $0.1 million decrease and $0.5 million increase to operating income for the three and nine months ended September 30, 2017 in our Route Based Services reporting segment, $0.2 million decrease to operating income for the three and nine months ended September 30, 2017 in our Coffee, Tea and Extract Solutions reporting segment, and $0.3 million increase and $0.3 million decrease to operating loss for the three and nine months ended September 30, 2017 in the All Other category, respectively.

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for the three and nine months ended September 29, 2018 and September 30, 2017:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue, net
Route Based Services	$423.7	$397.3	$1,207.4	$1,134.9
Coffee, Tea and Extract Solutions	140.2	143.4	431.8	440.2
All Other	47.1	40.2	138.8	123.3
Eliminations	(1.7)	—	(4.3)	—
Total	$609.3	$580.9	$1,773.7	$1,698.4
Gross profit
Route Based Services	$267.4	$249.2	$752.8	$710.9
Coffee, Tea and Extract Solutions	35.4	36.8	111.5	117.9
All Other	7.7	6.8	21.1	19.9
Total	$310.5	$292.8	$885.4	$848.7
Operating income (loss)
Route Based Services [1]	$37.5	$29.6	$77.6	$61.9
Coffee, Tea and Extract Solutions	5.0	3.5	12.3	13.1
All Other	(14.7)	(10.8)	(35.3)	(31.0)
Total	$27.8	$22.3	$54.6	$44.0
______________________

[1]
Operating income in our Route Based Services reporting segment for the three and nine months ended September 30, 2017 decreased $4.9 million as a result of adopting ASU 2017-07 (see Note 1 to the Consolidated Financial Statements).

The following tables summarize net revenue by channel for the three and nine months ended September 29, 2018 and September 30, 2017:

	For the Three Months Ended September 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$271.1	$—	$—	$—	$271.1
Coffee and tea services	45.4	113.0	0.9	(1.4)	157.9
Retail	61.3	—	16.9	(0.3)	77.9
Other	45.9	27.2	29.3	—	102.4
Total	$423.7	$140.2	$47.1	$(1.7)	$609.3

	For the Nine Months Ended September 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$759.5	$—	$—	$—	$759.5
Coffee and tea services	139.8	349.0	2.5	(3.9)	487.4
Retail	177.1	—	49.1	(0.3)	225.9

Other	131.0	82.8	87.2	(0.1)	300.9
Total	$1,207.4	$431.8	$138.8	$(4.3)	$1,773.7

	For the Three Months Ended September 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$252.5	$—	$—	$—	$252.5
Coffee and tea services	44.2	120.9	0.7	—	165.8
Retail	58.6	—	11.7	—	70.3
Other	42.0	22.5	27.8	—	92.3
Total	$397.3	$143.4	$40.2	$—	$580.9

	For the Nine Months Ended September 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$715.5	$—	$—	$—	$715.5
Coffee and tea services	134.9	369.6	2.0	—	506.5
Retail	165.7	—	33.9	—	199.6
Other	118.8	70.6	87.4	—	276.8
Total	$1,134.9	$440.2	$123.3	$—	$1,698.4
The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended September 29, 2018 and September 30, 2017:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income (loss) from continuing operations	$8.5	$1.6	$25.3	$(13.1)
Interest expense, net	18.9	23.2	58.3	62.1
Income tax expense	1.0	0.9	4.0	1.0
Depreciation and amortization	49.6	49.4	145.7	141.8
EBITDA	$78.0	$75.1	$233.3	$191.8
Acquisition and integration costs [1,2]	1.6	7.7	10.8	21.7
Share-based compensation costs	10.2	1.9	16.2	8.7
Commodity hedging (gain) loss, net	—	(0.4)	0.3	(1.9)
Foreign exchange and other losses (gains), net	0.4	(0.2)	(10.8)	(1.1)
Loss on disposal of property, plant and equipment, net	1.2	—	3.8	5.7
Gain on extinguishment of long-term debt	—	—	(7.1)	(1.5)
Gain on sale	—	—	(6.0)	—
Other adjustments, net [2]	1.4	(0.2)	(0.4)	1.8
Adjusted EBITDA	$92.8	$83.9	$240.1	$225.2
______________________

[1]
Includes a reduction of $3.4 million and $1.6 million for the three and nine months ended September 29, 2018, and an increase of $0.2 million and $2.4 million for the three and nine months ended September 30, 2017, respectively, of share-based compensation costs related to awards granted in connection with the acquisition of our S&D and Eden businesses.

[2]
With the adoption of ASU 2017-07 (see Note 1 to the Consolidated Financial Statements), the gain on pension curtailment of $4.5 million that was previously recorded to acquisition and integration costs was reclassified to other adjustments, net for the three and nine months ended September 30, 2017. This reclassification had no effect on Adjusted EBITDA for the three and nine months ended September 30, 2017.

Three Months Ended September 29, 2018 Compared to Three Months Ended September 30, 2017
Revenue, Net
Net revenue increased $28.4 million, or 4.9%, in the third quarter from the comparable prior year period.
Route Based Services net revenue increased $26.4 million, or 6.6%, in the third quarter from the comparable prior year period due primarily to the addition of revenues from the Crystal Rock business of $14.7 million, pricing initiatives and growth within our home and office water delivery operations of $12.4 million, and growth in retail of $2.8 million, partially offset by the unfavorable impact of foreign exchange rates of $2.8 million.
Coffee, Tea and Extract Solutions net revenue decreased $3.2 million, or 2.2%, in the third quarter from the comparable prior year period due primarily to the reduction in volumes combined with lower green coffee commodity prices and a change in customer mix of $8.3 million, partially offset by growth in liquid coffee and extracts of $3.3 million.
All Other net revenue increased $6.9 million, or 17.2%, in the third quarter from the comparable prior year period due primarily to increased volumes.
Gross Profit
Gross profit increased to $310.5 million in the third quarter from $292.8 million in the comparable prior year period. Gross profit as a percentage of revenue was 51.0% in the third quarter compared to 50.4% in the comparable prior year period.
Route Based Services gross profit increased to $267.4 million in the third quarter from $249.2 million in the comparable prior year period due primarily to the addition of the Crystal Rock business, pricing initiatives and growth within our home and office water delivery operations of $22.1 million, partially offset by increases in production costs of $1.5 million, increases in freight costs of $2.1 million and the unfavorable impact of foreign exchange rates of $0.8 million.
Coffee, Tea and Extract Solutions gross profit decreased to $35.4 million in the third quarter from $36.8 million in the comparable prior year period due primarily to the reduction in coffee volume and a change in customer mix of $1.9 million combined with an increase in manufacturing expenses of $0.8 million, partially offset by growth in liquid coffee and extracts of $1.5 million.
All Other gross profit increased to $7.7 million in the third quarter from $6.8 million in the comparable prior year period due primarily to increased volumes.
Selling, General and Administrative Expenses
SG&A expenses increased to $279.9 million in the third quarter from $263.2 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 45.9% in the third quarter compared to 45.3% in the comparable prior year period.
Route Based Services SG&A expenses increased to $224.8 million in the third quarter from $215.0 million in the comparable prior year period due primarily to the addition of the Crystal Rock business, partially offset by the favorable impact of foreign exchange rates of $0.7 million.
Coffee, Tea and Extract Solutions SG&A expenses decreased to $30.1 million in the third quarter from $33.2 million in the comparable prior year period due primarily to reductions in share-based compensation costs of $2.9 million.
All Other SG&A expenses increased to $25.0 million in the third quarter from $15.0 million in the comparable prior year period due primarily to the increase in share-based compensation costs.
Operating Income
Operating income increased to $27.8 million in the third quarter from $22.3 million in the comparable prior year period.
Route Based Services operating income increased to $37.5 million in the third quarter from $29.6 million in the comparable prior year period due to the items discussed above.
Coffee, Tea and Extract Solutions operating income increased to $5.0 million in the third quarter from $3.5 million in the comparable prior year period due to the items discussed above.

All Other operating loss increased to $14.7 million in the third quarter from $10.8 million in the comparable prior year period due to the items discussed above.
Other Income, Net
Other income, net was $0.6 million for the third quarter compared to $3.4 million in the comparable prior year period due primarily to the increase of net losses on foreign currency transactions, partially offset by mark to market gains on warrant securities, as well as a pension curtailment gain recognized in the prior year period.
Interest Expense, Net
Interest expense, net was $18.9 million for the third quarter compared to $23.2 million in the comparable prior year period due primarily to the redemption of our DSS Notes in January 2018.
Income Taxes
Income tax expense was $1.0 million in the third quarter compared to $0.9 million in the comparable prior year period. The effective tax rate for the third quarter was 10.5% compared to 36.0% in the comparable prior year period.
The effective tax rate for the third quarter varied from the effective tax rate from the comparable prior year period due primarily to losses incurred in the United States for which we have recognized a tax benefit in 2018.

Nine Months Ended September 29, 2018 Compared to Nine Months Ended September 30, 2017
Revenue, Net
Net revenue increased $75.3 million, or 4.4%, for the year to date from the comparable prior year period.
Route Based Services net revenue increased $72.5 million, or 6.4%, for the year to date from the comparable prior year period due primarily to the addition of revenues from the Crystal Rock business of $30.5 million, pricing initiatives and growth within our home and office water delivery operations of $18.2 million, growth in retail of $10.1 million, and the favorable impact of foreign exchange rates of $14.0 million.
Coffee, Tea and Extract Solutions net revenue decreased $8.4 million, or 1.9%, for the year to date from the comparable prior year period due primarily to the reduction in volumes combined with lower green coffee commodity prices and a change in customer mix of $14.8 million, partially offset by growth in liquid coffee, extracts and tea of $11.6 million.
All Other net revenue increased $15.5 million, or 12.6%, for the year to date from the comparable prior year period due primarily to increased volumes and the favorable impact of foreign exchange rates.
Gross Profit
Gross profit increased to $885.4 million for the year to date from $848.7 million in the comparable prior year period. Gross profit as a percentage of revenue was 49.9% year to date compared to 50.0% in the comparable prior year period.
Route Based Services gross profit increased to $752.8 million for the year to date from $710.9 million in the comparable prior year period due primarily to the addition of the Crystal Rock business, pricing initiatives and growth within our home and office water delivery operations of $39.3 million, and the favorable impact of foreign exchange rates of $14.8 million, partially offset by increases in production costs of $4.3 million and increases in freight costs of $6.7 million.
Coffee, Tea and Extract Solutions gross profit decreased to $111.5 million for the year to date from $117.9 million in the comparable prior year period due primarily to the reduction in coffee volumes and a change in customer mix of $9.6 million, as well as an increase in manufacturing expenses of $3.1 million, partially offset by growth in liquid coffee, extracts and tea of $4.8 million.
All Other gross profit increased to $21.1 million for the year to date from $19.9 million in the comparable prior year period due primarily to increased volumes.
Selling, General and Administrative Expenses
SG&A expenses increased to $816.2 million for the year to date from $778.2 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 46.0% year to date compared to 45.8% in the comparable prior year period.
Route Based Services SG&A expenses increased to $662.5 million for the year to date from $628.8 million in the comparable prior year period due primarily to the addition of the Crystal Rock business and the unfavorable impact of foreign exchange rates of $13.8 million.

Coffee, Tea and Extract Solutions SG&A expenses decreased to $98.3 million for the year to date from $104.5 million in the comparable prior year period due primarily to reductions in share-based compensation costs of $2.9 million and depreciation and amortization expense of $1.7 million.
All Other SG&A expenses increased to $55.4 million for the year to date from $44.9 million in the comparable prior year period due primarily to the increase in share-based compensation costs.
Operating Income
Operating income increased to $54.6 million for the year to date from $44.0 million in the comparable prior year period.
Route Based Services operating income increased to $77.6 million for the year to date from $61.9 million in the comparable prior year period due to the items discussed above.
Coffee, Tea and Extract Solutions operating income decreased to $12.3 million for the year to date from $13.1 million in the comparable prior year period due to the items discussed above.
All Other operating loss increased to $35.3 million for the year to date from $31.0 million in the comparable prior year period due to the items discussed above.
Other Income, Net
Other income, net was $33.0 million for the year to date compared to $6.0 million in the comparable prior year period due primarily to the increase of net gains on foreign currency transactions, gains recognized on the redemption of the DSS Notes and the sale of our PCS business, mark to market gains on warrant securities, and income recognized from favorable legal settlements.
Interest Expense, Net
Interest expense, net was $58.3 million for the year to date compared to $62.1 million in the comparable prior year period due primarily to the redemption of our DSS Notes in January 2018.
Income Taxes
Income tax expense was $4.0 million for the year to date compared to $1.0 million in the comparable prior year period. The effective tax rate for the year to date was 13.7% compared to (8.3)% in the comparable prior year period.
The effective tax rate for the year to date varied from the effective tax rate from the comparable prior year period due primarily to losses incurred in the United States for which we have recognized a tax benefit in 2018.
Liquidity and Capital Resources
As of September 29, 2018, our continuing operations had total debt of $1,275.0 million and $175.7 million of cash and cash equivalents compared to $2,287.0 million of debt and $91.9 million of cash and cash equivalents as of December 30, 2017. Our cash and cash equivalents balance as of September 29, 2018 includes $12.5 million of cash proceeds received from the sale of the Traditional Business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. The escrow will be released, subject to any amounts for pending indemnification claims, on the eighteen month anniversary of the closing date of the Transaction. In addition, our cash and cash equivalents balances as of September 29, 2018 and December 30, 2017, include margin account balances related to our coffee futures of $15.4 million and $5.3 million, respectively. We are required to maintain margin account balances in accordance with futures market and broker regulations.
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
As of September 29, 2018, our total availability under the ABL facility was $230.9 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the September 2018 month-end under the terms of the credit agreement governing the ABL facility). We had no outstanding borrowings under the ABL facility and $44.3 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $186.6 million. Each month’s borrowing base is not effective until submitted to the lenders, which typically occurs on the fifteenth day of the following month.
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
A dividend of $0.06 per common share has been declared during each quarter of 2018 for aggregate dividend payments of approximately $25.5 million.

The following table summarizes our cash flows for the three and nine months ended September 29, 2018 and September 30, 2017, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in millions of U.S. dollars)	2018	2017	2018	2017
Net cash provided by operating activities from continuing operations	$78.2	$46.2	$146.1	$138.7
Net cash used in investing activities from continuing operations	(30.6)	(41.4)	(144.1)	(129.6)
Net cash (used in) provided by financing activities from continuing operations	(29.2)	(6.7)	(341.5)	605.7
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	(5.6)	47.4	(93.6)	56.1
Net cash (used in) provided by investing activities from discontinued operations	—	(13.3)	1,228.6	(36.7)
Net cash (used in) financing activities from discontinued operations	—	(9.2)	(769.7)	(610.5)
Effect of exchange rate changes on cash	0.5	2.0	(8.0)	6.4
Net increase in cash, cash equivalents and restricted cash	13.3	25.0	17.8	30.1
Cash and cash equivalents and restricted cash, beginning of period	162.4	123.2	157.9	118.1
Cash and cash equivalents and restricted cash, end of period	175.7	148.2	175.7	148.2
Cash and cash equivalents and restricted cash of discontinued operations, end of period	—	66.2	—	66.2
Cash and cash equivalents and restricted cash from continuing operations, end of period	$175.7	$82.0	$175.7	$82.0
Operating Activities
Cash provided by operating activities from continuing operations was $146.1 million year to date compared to $138.7 million in the comparable prior year period. The $7.4 million increase was due primarily to the increase in net income and the change in other non-cash operating activities, partially offset by the change in working capital account balances relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $144.1 million year to date compared to $129.6 million in the comparable prior year period. The $14.5 million increase was due primarily to the cash used to finance the Crystal Rock Acquisition, partially offset by the proceeds received from the sale of our PCS business and proceeds received from the sale of equity securities.
Financing Activities
Cash used in financing activities from continuing operations was $341.5 million year to date compared to cash provided by financing activities of $605.7 million in the comparable prior year period. The $947.2 million decrease was due primarily to the redemption of the DSS Notes in the current year period and the issuance of the 2025 Notes in the prior year period, partially offset by the partial redemption of our 6.75% senior notes due 2020 in the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of September 29, 2018.

Contractual Obligations
We have no material changes to the disclosure on this matter made in our 2017 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2017 Annual Report.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of September 29, 2018, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
ABL Facility
On January 30, 2018, in connection with the closing of the Transaction, we amended and restated the Amended and Restated Credit Agreement that governed our prior ABL facility. Under the credit agreement, as amended and restated, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or our aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million. Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default exists or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million, the lenders will take dominion over the cash and will apply the excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of September 29, 2018.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On May 1, 2018, our Board of Directors approved a share repurchase program for up to $50 million of Cott's outstanding common shares over a 12-month period commencing on May 7, 2018. During the third quarter ended September 29, 2018, we repurchased 1,560,736 common shares for approximately $24.0 million through open market transactions. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Tax Withholding
In the third quarter of 2018, an aggregate of 13,688 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the third quarter of 2017, an aggregate of 13,770 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 30, 2017, equity has increased by $328.4 million. The increase was due primarily to net income of $382.8 million and share-based compensation costs of $14.6 million, partially offset by the common share dividend payments of $25.5 million and common shares repurchased and cancelled of $46.1 million.

Dividend Payments
Common Share Dividend
On August 1, 2018, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on September 5, 2018 to shareowners of record at the close of business on August 22, 2018. On November 6, 2018, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on December 7, 2018 to shareowners of record at the close of business on November 27, 2018. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 29, 2018. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2018, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Reference is made to the legal proceedings described in our 2017 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 1A. Risk Factors
There has been no material change in our risk factors since December 30, 2017. Please refer to our 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchase Program
On May 1, 2018, our Board of Directors approved a share repurchase program for up to $50 million of Cott's outstanding common shares over a 12-month period commencing on May 7, 2018. During the third quarter ended September 29, 2018, we repurchased 1,560,736 common shares for approximately $24.0 million through open market transactions.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	—	$—	—	$34,037,418
August 1 - August 31, 2018	1,202,704	$15.49	1,202,704	$15,454,541
September 1 - September 30, 2018	358,032	$15.30	358,032	$10,000,143
Total	1,560,736		1,560,736

Tax Withholdings
The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2018 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	—	$—	N/A	N/A
August 1 - August 31, 2018	13,688	$15.49	N/A	N/A
September 1 - September 29, 2018	—	$—	N/A	N/A
Total	13,688

Item 6. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Amalgamation of Cott Corporation, as amended.	8-A	3.1	5/4/2018	001-31410
3.2	By-laws of Cott Corporation, as amended.	8-A	3.2	5/4/2018	001-31410
10.1	Offer Letter Agreement with Jerry Fowden, dated August 1, 2018.	8-K	10.1	8/3/2018	001-31410
10.2	Offer Letter Agreement with Thomas Harrington, dated August 1, 2018.	8-K	10.2	8/3/2018	001-31410
10.3	First Amendment to the Cott Corporation Severance and Non-Competition Plan, dated August 1, 2018.	8-K	10.3	8/3/2018	001-31410
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2018.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2018.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2018 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2018 (furnished herewith).
101
The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, filed November 8, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.
						*

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: November 8, 2018	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: November 8, 2018	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)