Form 10-K
period 2018-12-29
COTT CORP /CN/
filed 2019-02-27
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2018 (based on the closing sale price of $16.55 for the registrant’s common shares as reported on the New York Stock Exchange on June 29, 2018) was $2,267.1 million.
(Reference is made to Part II, Item 5 for a statement of assumptions upon which the calculation is made).
The number of the registrant’s outstanding common shares as of February 21, 2019 was 135,963,224.
Documents incorporated by reference
Portions of our definitive proxy statement for the 2019 Annual Meeting of Shareowners, to be filed within 120 days of December 29, 2018, are incorporated by reference in Part III. Such proxy statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.
Any reference to 2018, 2017 and 2016 corresponds to our fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
Forward-looking statements
In addition to historical information, this Annual Report on Form 10-K, and the reports and documents incorporated by reference in this Annual Report on Form 10-K, may contain statements relating to future events and future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Cott Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, cash flows, capital expenditures or other financial items, statements regarding our intentions to pay regular quarterly dividends on our common shares, statements related to shares repurchased under share repurchase programs in effect from time to time, and discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this Annual Report on Form 10-K and in the documents incorporated in this Annual Report on Form 10-K by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this Annual Report on Form 10-K.
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
We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office and our Canadian principal executive office is located at 1200 Britannia Road East, Mississauga, Ontario, Canada L4W 4T5, and our U.S. principal executive office is located at 4221 W. Boy Scout Boulevard Suite 400, Tampa, Florida, United States 33607.
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
On February 8, 2019, we sold all of the outstanding equity of Cott Beverages LLC (as defined below) to Refresco Group B.V., a Dutch company (“Refresco”). The aggregate deal consideration paid at closing was $50.0 million, subject to post-closing adjustments for working capital, indebtedness and other customary items. We used the proceeds of this transaction to repay a portion of the outstanding borrowings under our asset-based lending credit facility (the “ABL facility”)
In July 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Refresco, pursuant to which we sold to Refresco, on January 30, 2018, our carbonated soft drinks and juice businesses via the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our Royal Crown International (“RCI”) finished goods export business (collectively, the “Traditional Business” and such transaction, the “Transaction”). The Transaction was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments resolved in December 2018 by the payment of $7.9 million from the Company to Refresco. The sale of the Traditional Business represented a strategic shift and had a major effect on our operations and, therefore, the Traditional Business is presented herein as discontinued operations. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations. The Transaction did not include our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, our Aimia Foods Limited (“Aimia”) and Decantae Mineral Water Ltd. (“Decantae”) businesses, or our soft drink concentrate production business and our RCI division (“Cott Beverages LLC”).
Our Operations
We operate through three reporting segments: Route Based Services; Coffee, Tea and Extract Solutions; and All Other which includes our UK Other operating segment, Cott Beverages LLC and other miscellaneous expenses. Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments and it is also included in the All Other category.
Route Based Services
Our Route Based Services reporting segment provides bottled water, coffee and water filtration services to customers in North America, Europe, and Israel. Route Based Services products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment.
Coffee, Tea and Extract Solutions
Our Coffee, Tea and Extract Solutions reporting segment provides premium coffee roasting and customized coffee, tea and extract solutions to customers in the United States. Coffee, Tea and Extract Solutions products include fresh brewed coffee or tea, specialty coffee, liquid coffee or tea concentrate, single cup coffee, cold brewed coffee, iced blend coffee or tea beverages, tea, blended teas, hot tea, sparkling tea, and coffee or tea extract solutions.
All Other
Our All Other segment consists of our UK Other operating segment, Cott Beverages LLC and other miscellaneous expenses and services customers located primarily outside of North America. All Other products include hot chocolate, coffee, tea, soups, malt drinks, creamers/whiteners, cereals, beverage concentrates and mineral water.

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
Leading Position in Multiple Service Platforms
We have a leading volume-based national presence in the North American and European home and office industry for bottled water. In bottled water, we offer a portfolio of well-known brands with longstanding heritages, such as Mountain Valley, Crystal Rock, Vermont Pure, Sparkletts, Hinckley Springs, Kentwood Springs, Canadian Springs, Labrador and Eden Springs, which have contributed to our leadership position in the home and office bottled water industry. In office coffee services, we offer a complete range of products under leading brands including Keurig®, Mars Alterra®, Starbucks® Coffee, Caribou Coffee®, Peet’s Coffee & Tea®, Javarama® and Lavazza®.
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
International Home and Office Water Delivery and Office Coffee Service Platforms
We believe that having one of the leading North American and European home and office water delivery production and distribution networks in the industry gives us the ability to reduce our purchasing, manufacturing and delivery costs relative to our competitors as well as drive customer density within the markets we serve. We have an extensive home and office water delivery and office coffee services distribution network with a unique ability to service customers. We believe few companies have a comparable footprint or infrastructure to support local, regional and national accounts directly, which differentiates us in the industry. Our network has allowed us to secure strategic relationships, which have been successful in attracting new customers and leveraging our production and delivery infrastructure. We are able to provide multiple products to our home and office water delivery and office coffee services customers at minimal additional cost and generate additional profits on those incremental sales.
The acquisition of Eden Springs Europe B.V. (“Eden”) in 2016 further expanded our European capabilities. We believe that our large distribution footprint in the water-and-coffee solutions space in Europe differentiates us from our competitors, providing us with region wide coverage for our most significant businesses and allowing us to meet the water and coffee needs of our diversified customer base, including both small and medium sized businesses and larger European customer accounts.
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
Business Strategy
Our vision is to be the preeminent international route based direct to consumer and service provider across water, coffee, tea, filtration and extract solutions with dedicated focus on shareowner returns through continuous growth, expanding margins, and growing free cash flow. Our business services profile offers recurring and repeatable revenue streams and scalable platforms that uniquely position us to allow for operational leverage with growth and to capture synergies through tuck-in acquisition opportunities. We intend to drive value creation through growth from our “Better-for-You” product offerings (positioned in growing categories of water, coffee, tea, filtration and extract solutions), focused innovation with product development, route logistics and technology creating further growth, as well as cross selling and customer service opportunities, margin expansion driven by scaled platforms with increased customer and route density, highly synergistic customer list or tuck-in acquisition opportunities, and strong free cash flow generation.
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
We intend to proactively pursue accretive acquisitions to complement our organic growth. The highly fragmented market in which we operate affords us ample opportunities to execute synergistic home and office water, office coffee services and filtration tuck-in acquisitions. Our acquisition strategy is consistent with our objective to continually build customer density and reduce the overall cost of servicing our existing customer base. We have a proven track record of achieving significant synergies and integrating companies onto our platform, and we believe that our acquisition strategy will continue to improve our profitability and margins.
We have managed to pursue this acquisition strategy while reducing leverage levels from the time of the acquisition of DS Services of America, Inc. (“DSS”) in 2014 by employing a combination of disciplined purchase pricing, successful integration and synergy realization, and divestiture of assets that are no longer instrumental to our mission and strategy.
Evaluate Acquisition Opportunities
We will continue to evaluate additional mid-to-larger scale opportunities to expand our positions in the home and office water, coffee, tea, filtration and extract solution service categories, as well as other higher margin or growth-oriented categories where we believe our platform, operating strength and synergies can be leveraged.
Financial Information about Segments
For financial information about reporting segments and geographic areas, see Note 10 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Ingredient and Packaging Supplies
In addition to water, the principal raw materials required to produce our products are green coffee, tea, polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. The cost of these raw materials can fluctuate substantially over time. We have implemented a number of risk mitigation programs including our futures contracts and hedging programs with our customers in order to reduce the risk of commodity fluctuations in key areas such as coffee procurement and energy surcharges tied to certain energy indexes within North America. We also have implemented a number of sustainability programs throughout our network to assist our suppliers in operating under changing environments. Our core product of home and office bottled water utilizes a reusable bottle that allows for the overall cost to service to be spread out over a number of recurring trips to our customer base. Where we have not established a risk mitigation program, it is often necessary to recover the increased cost of materials through price increases which we have historically had success in utilizing in order to reduce our overall exposure to rising ingredient and packaging costs.
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
Trade Secrets, Copyrights, Trademarks and Licenses
We sell a majority of our home and office three gallon (“3G”) and five gallon (“5G”) bottled water under our own brands while our office coffee services business sells both our branded products as well as products under which we have a distribution license. We sell a majority of our manufactured coffee and tea products under retailer or foodservice brands to customers who own the trademarks associated with those products. We own registrations, or applications to register, various trademarks that are important to our worldwide business, including Alhambra®, Crystal Rock®, Vermont Pure®, Mountain Valley®, Deep Rock®, Hinckley Springs®, Crystal Springs®, Kentwood Springs®, Mount Olympus®, Standard Coffee®, Javarama®, Athena®, Nursery®, Relyant®, Sierra Springs®, Sparkletts®, Constant Coffee®, Premium Gold®, S&D® and S&D Coffee & Tea® in the United States, Canadian Springs® and Labrador® in Canada, and Decantae®, Eden®, Eden Springs®, Chateaud’eau®, Edelvia®, Mey Eden®, Edenissimo®, Kafevend®, Pauza®, and Garraways® in Europe and Israel. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.
Our success depends in part on our intellectual property, which includes trademarks for the names of the beverages we sell. To protect this intellectual property, we rely principally on registration of trademarks, contractual responsibilities and restrictions in agreements (such as indemnification, nondisclosure and confidentiality agreements) with employees, consultants and customers, and on the common law and/or statutory protections afforded to trademarks, copyrights, trade secrets and proprietary “know-how.” We also closely monitor the use of our trademarks and, when necessary, vigorously pursue any party that infringes on our trademarks, using all available legal remedies.
Customers
Our Traditional Business experienced some customer concentration. Following the closing of the Transaction on January 30, 2018, we have limited customer concentration, of which no customer accounts for more than 10% of our net revenues.

Competition
Our principal competitor in the 3G and 5G home and office bottled water business in the United States is Nestlé, which competes with us directly in many of our markets. Within Canada and Europe, our principal competitors are local or regional home and office bottled water businesses. We face competition in our home and office business as distribution methods for residential and commercial bottled water products continue to change and evolve, including the increasing availability of 3G and 5G water bottles in retail stores. This could affect our business as some customers may choose to purchase water in returnable bottles through retailers rather than through our sales and distribution network. We have a strategic alliance with Primo Water Corporation (“Primo”) to bottle and distribute Primo’s 3G and 5G water bottles through retail stores, but customers could choose to purchase Primo’s competitors’ retail products. Our home and office business also faces increased competition from filtration units in the residential and commercial market. Because homes and offices with installed filtration systems participate at a lower rate in the bottled water market, the installation of these systems poses a competitive threat to our business and reduces the number of potential customers for our bottled water products. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit.
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products, many of which have greater financial and other resources than we do, wholesale foodservice distributors, regional institutional coffee roasters, and specialty coffee suppliers. If we do not succeed in differentiating ourselves through, among other things, our product and service offerings, then our competitive position may be weakened and our sales and profitability may be materially adversely affected. If, due to competitive pressures or contractual restrictions, we are required to reduce prices to attract market share or we are unable to increase prices in response to commodity and other cost increases and we are not able to increase sales volumes to offset the margin declines, then our results of operations could be adversely affected.
We seek to differentiate ourselves from our competitors by offering our customers high-quality products, category management strategies, packaging and marketing strategies, efficient distribution methods, and superior service.
Government Regulation and Environmental Matters
The production, distribution and sale in the United States of many of our products are subject to the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, federal, state and local workplace health and safety laws, various federal, state and local environmental protection laws and various other federal, state and local statutes and regulations applicable to the production, transportation, import, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of our many products and related operations are also subject to numerous similar and other statutes and regulations.
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
Employees
As of December 29, 2018, we had nearly 10,900 employees, of whom approximately 9,070 were in the Route Based Services reporting segment; 1,250 were in the Coffee, Tea and Extract Solutions reporting segment; and 570 were in All Other. We have entered into collective bargaining agreements covering approximately 1,300 of the employees in the Route Based Services reporting segment that contain terms that we believe are typical in our industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.
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

We face competition in our home and office water business as distribution methods for residential and commercial bottled water products continue to change and evolve. The increasing availability of 3G and 5G water bottles in retail stores could affect our business as some customers may choose to purchase water in returnable bottles through retailers rather than through our sales and distribution network. We have a strategic alliance with Primo to bottle and distribute Primo’s 3G and 5G water bottles through retail stores, but customers could choose to purchase Primo’s competitors’ retail products. Our home and office water business also faces increased competition from filtration units in the residential and commercial market. Because homes and offices with installed filtration systems participate at a lower rate in the bottled water market, the installation of these systems poses a competitive threat to our business and reduces the number of potential customers for our bottled water products. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit. Our office coffee services business is also subject to intense competition. Our coffee business consists of both large brewers and single-serve brewers, where increased competition has developed from food, beverage and office products distributors. Additionally, retail and internet availability of these products could negatively affect demand for the direct distribution sources we offer.
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products, many of which have greater financial and other resources than we do, wholesale foodservice distributors, regional institutional coffee roasters, and specialty coffee suppliers. If we do not succeed in differentiating ourselves through, among other things, our product and service offerings, then our competitive position may be weakened and our sales and profitability may be materially adversely affected. If, due to competitive pressures or contractual restrictions, we are required to reduce prices to attract market share or we are unable to increase prices in response to commodity and other cost increases and we are not able to increase sales volumes to offset the margin declines, then our results of operations could be adversely affected.
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
We have entered into futures contracts designed to mitigate the price risk associated with forecasted purchases of green coffee used in our manufacturing process. Price increases could exert pressure on our costs, and we may not be able to effectively hedge any such increases. Furthermore, price decreases in commodities that we have effectively hedged could also increase our cost of goods sold for mark-to-market changes in the derivative instruments.
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
We may not realize the expected revenue and cost synergies related to our acquisitions.
The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating with our existing businesses. The integration process may be complex, costly, time-consuming and subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. The difficulties of integrating the operations and realizing revenue and cost synergies include, among others:

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
We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Cott, on the one hand, and the acquired businesses, on the other hand, had achieved or might achieve separately. Even if we realize the expected benefits, this may not be achieved within the anticipated time frame. Furthermore, the synergies from acquisitions may be offset by costs incurred in consummating such acquisitions or in integrating the acquired businesses, increases in other expenses, operating losses or unrelated adverse results in the business. As a result, there can be no assurance that such synergies will be achieved.
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
As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately $1,143.9 million of our recorded total assets of continuing operations as of December 29, 2018. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our other intangible assets with indefinite lives as of December 29, 2018 relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”), and trademarks acquired in the acquisitions of DSS, Aquaterra Corporation (“Aquaterra”), Eden, Crystal Rock Holdings, Inc. (“Crystal Rock”) and Mountain Valley Spring Company (“Mountain Valley”). These assets have an aggregate net book value of $306.8 million, and are more fully described in Note 1 to the Consolidated Financial Statements.
As of December 29, 2018, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $432.4 million, which consisted principally of $392.0 million of customer relationships that arose from acquisitions, $17.5 million of software, and $12.7 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationships acquired in connection with the acquisitions of DSS, Aquaterra, Eden, S. & D. Coffee, Inc. ("S&D"), Crystal Rock and Mountain Valley are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill, trademarks or tradenames. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1 to the Consolidated Financial Statements.
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
With respect to some of our key ingredients, such as green coffee, we have entered into long-term supply agreements, the remaining terms of which range up to 12 months. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.
Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships deteriorate, we may be unable to procure a sufficient quantity of high-quality coffee beans at prices acceptable to us or at all. Further, non-performance by suppliers could expose us to credit and supply risk under coffee purchase commitments for delivery in the future. In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. A raw material shortage could result in a decrease in revenues or a deterioration of our relationship with our customers in our office coffee services business, or could impair our ability to expand our office coffee services business.
We have a significant amount of outstanding indebtedness, which could adversely affect our financial health, and future cash flows may not be sufficient to meet our obligations.
As of December 29, 2018, our total indebtedness was $1,342.2 million. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:

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

These covenants are subject to important exceptions and qualifications. In addition, our ABL facility also requires us, under certain circumstances, to maintain compliance with certain financial covenants as described in the “Covenant Compliance” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our ABL facility, or the indentures governing our outstanding notes could result in an event of default under one or more of the documents governing such obligations, which would allow the lenders under our ABL facility to declare all borrowings outstanding, or in the case of the noteholders of our outstanding notes, all principal amounts outstanding on such notes, to be due and payable. Any such acceleration would trigger cross-default provisions under the ABL facility, and the indentures governing our outstanding notes and, potentially, our other indebtedness. In the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations, face bankruptcy, or take other actions that are inconsistent with our current business practices or strategy. For additional information about our ABL facility, see our discussion under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 16 to the Consolidated Financial Statements.
A portion of our debt may be variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.
Our ABL facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our ABL facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. The outstanding borrowings under the ABL facility as of December 29, 2018 were $81.1 million.
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
Uncertainty in the financial markets and other adverse changes in general economic conditions in the countries in which we do business could adversely affect our industry, business and results of operations.
Periods of uncertainty in the financial markets and adverse economic conditions in the countries in which we do business could have a number of different effects on our business, including:

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
If economic conditions deteriorate, our industry, business and results of operations could be materially and adversely affected.

Substantial disruption to production at our production facilities could occur.
A disruption in production at our production facilities or those of our suppliers, distribution channels or service networks could have a material adverse effect on our business. The disruption could occur for many reasons, including fire, natural disasters, weather, manufacturing problems, diseases, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively impact our business and results of operations.
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
We may establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies, and we have also asserted insurance claims where appropriate. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses or any recoveries we may receive from insurance may differ materially from assessments and estimates. Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance. A successful claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could negatively affect our business, financial condition and results of operations. For more information, see “Item 3. Legal Proceedings.”
Changes in the legal and regulatory environment in the jurisdictions in which we operate could negatively affect our results of operations, adversely affect demand for our products and services or result in litigation.
As a producer and distributor of beverages, we must comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the United States, those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to mineral and chemical concentration and water quality, consumption and treatment, and various other federal statutes and regulations. The Food and Drug Administration (“FDA”) regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with FDA “good manufacturing practices.” We import certain of our equipment, and we must comply with import laws and regulations. Outside the United States, the production and distribution of our products are also subject to various laws and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or government policy and related interpretations may alter the environment in which we do business, which may negatively affect our results of operations or increase our costs or liabilities.

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

Packaging Ingredients
The manufacture, sale and use of resins and Bisphenol A (“BPA”) used to make our 3G and 5G water bottles are subject to regulation by the FDA. These regulations relate to substances used in food packaging materials, not with specific finished food packaging products. BPA is contained in substantially all of our 3G and 5G returnable polycarbonate plastic bottles. Negative media attention regarding BPA has generated concern in the bottled water market, although a January 2010 report by the FDA notes studies that suggest the low levels of BPA used in polycarbonate bottles are safe for human exposure and the FDA sustained this opinion in its March 2013 BPA consumer update. The FDA indicated that it will continue to evaluate these studies before issuing a final assessment on the safety of BPA and the FDA’s current public health recommendations include taking reasonable steps to reduce exposure of infants and young children to BPA. The FDA and certain states, however, may in the future decide to regulate more aggressively the potential harmful effects of BPA. Although the FDA rejected a 2012 citizen petition from the Natural Resources Defense Council seeking the ban of BPA from all food and drink packaging, including plastic bottles and canned foods, our customers and potential new customers may share the concerns raised by the citizens petition and may reduce their exposure to BPA as a result. The FDA has also asserted the need for additional studies on the safety of BPA in food packaging materials and acknowledged recent studies regarding potential developmental and behavioral effects of BPA exposure on infants and young children. The EPA and certain states also may in the future study or regulate BPA. Additionally, a number of states have passed legislation banning the use of BPA in packaging intended for children three years of age and younger, such as in baby bottles and sippy cups. Extensive negative public perception regarding food packaging that uses BPA could cause consumers to stop purchasing our products manufactured in polycarbonate bottles. Further, the emergence of new scientific evidence or reports that suggests our polycarbonate water bottles are unsafe, or interpretations of existing evidence by regulatory agencies that lead to prohibitions on the use of polycarbonate plastic as packaging for food contact materials, could cause a serious disruption in our ability to package our bottled water products. If polycarbonate plastic becomes a banned substance, we may not be able to adopt alternative packaging, and conduct extensive and costly safety testing, in time to prevent adverse effects to our business, financial condition and results of operations. Further, if our competitors successfully integrate BPA-free packaging into their business and BPA is subsequently deemed undesirable or unsafe, our competitors may have a significant competitive advantage over us.
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
The performance of our Chief Executive Officer (“CEO”), Chief Financial and Administrative Officer (“CFO”), senior management and other key employees is critical to our success. We plan to continue to invest time and resources in developing our senior management and key employee teams. Our long-term success will depend on our ability to recruit and retain capable senior management and other key employees, and any failure to do so could have a material adverse effect on our future operating results and financial condition. Further, if we fail to adequately plan for the succession of our CEO, CFO, senior management and other key employees, our results of operations could be negatively affected.
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
In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

We may not continue our quarterly dividend and shareowners may never obtain a return on their investment.
We have paid quarterly cash dividends since 2012. Most recently, our Board of Directors declared a dividend of $0.06 per common share to be paid in cash on March 27, 2019 to shareowners of record at the close of business on March 12, 2019. However, there can be no assurance that we will continue to declare quarterly dividends in the future. The declaration and payment of future dividends on our common shares is subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants and other restrictions on payment set forth in the instruments governing our indebtedness and preferred shares in effect from time to time. Accordingly, shareowners must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any return on their investment.
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
The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law. The U.S. rule-making bodies have the authority to issue regulations and interpretative guidance that may significantly impact how we apply the law and impact our results of operations in the period issued. The application of accounting guidance for such items is currently uncertain as the rules are broad and complex and require information not previously relevant or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our Consolidated Financial Statements. In the fourth quarter of 2018, our accounting for the effects of the enactment of the Tax Act was completed without any adjustments to our provisional estimates.
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
Our business is supported by our extensive manufacturing and distribution network. Our manufacturing footprint encompasses 64 strategically located beverage manufacturing and production facilities, including 55 facilities in our Route Based Services reporting segment, which includes 36 facilities in the United States, 10 facilities in Canada and nine facilities in Europe; four facilities in our Coffee, Tea and Extract Solutions reporting segment, all in the United States; four facilities representing our All Other reporting segment, all in the United Kingdom; and one concentrate manufacturing facility in the United States (which was sold in connection with the sale of Cott Beverages LLC to Refresco (see Note 23 to the Consolidated Financial Statements)). We also have 367 branch distribution and warehouse facilities across all of our reporting segments, which include 240 facilities in the United States, 110 facilities in Europe and 17 facilities in Canada, and one customer service call center for the DSS business in the United States.
The total square footage of our manufacturing and production facilities is approximately 2.6 million square feet in the United States; 0.4 million square feet in Canada; and 0.7 million square feet in Europe, inclusive of 0.3 million square feet in the United Kingdom. The total square footage of our branch distribution and warehouse facilities is approximately 2.7 million square feet in the United States; 0.2 million square feet in Canada; and 0.9 million square feet in Europe. This square footage does not include 30 leased office spaces that comprise 0.5 million square feet. Lease terms for non-owned beverage production facilities and offices expire between 2019 and 2046.
The production facilities and square footage amounts noted above do not include vacant or underutilized properties.

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

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 27, 2019. Our officers do not serve for a set term.

	Office	Age
Thomas Harrington	Chief Executive Officer	61
Jerry Fowden	Executive Chairman of the Board	62
Jay Wells	Chief Financial and Administrative Officer	56
Ron Hinson	Chief Executive Officer - S&D Business Unit	63
Marni Morgan Poe	Vice President, General Counsel and Secretary	49
Steven Kitching	Executive Chair - Route Based Services	56
Jason Ausher	Chief Accounting Officer	45

•
Thomas Harrington was appointed as Cott’s Chief Executive Officer effective as of the beginning of fiscal 2019. Prior to his appointment, Mr. Harrington served as the Chief Executive Officer of our DS Services business unit since our acquisition of DS Services in December 2014 and was appointed President Route Based Services in July 2016. Prior to the acquisition, Mr. Harrington served in various roles with DS Services from 2004 to 2014, including Chief Executive Officer beginning in February 2013, as well as President, Chief Operating Officer, West Division President, and Senior Vice President, Central Division. Prior to joining DS Services, Mr. Harrington served in various roles with Coca-Cola Enterprises, Inc. including Vice President and General Manager of Coca-Cola Enterprises New York and Chicago divisions. He also served in various sales and marketing roles with Pepperidge Farm from 1979 to 1985. Mr. Harrington previously served as a member of the board of directors of the National Automatic Merchandising Association, the International Bottled Water Association and the Water Quality Association.  He has served on Cott’s Board since the beginning of fiscal 2019.

•
Jerry Fowden took up the position of Cott’s Executive Chairman of the Board of Directors on December 30, 2018 and, prior to that, was Cott’s Chief Executive Officer from 2009 until December 29, 2018. Prior to his service as Cott’s Chief Executive Officer, he served as President of Cott’s international operating segment, Interim President North America and Interim President of Cott’s UK and European business from 2007 to 2009. Prior to joining Cott, Mr. Fowden served as Chief Executive Officer of Trader Media Group and was a member of the Guardian Media Group plc’s board of directors from 2005 to 2007. Prior to this time, Mr. Fowden served in a variety of roles at multiple companies, including global Chief Operating Officer of AB InBev S.A. Belgium, an alcoholic beverage company, Chief Executive Officer of Bass Brewers Ltd., a subsidiary of AB InBev S.A. Belgium, Managing Director of the Rank Group plc’s Hospitality and Holiday Division and member of the Rank Group plc’s board of directors, Chief Executive Officer of Hero AG’s European beverage operations and various roles within PepsiCo Inc.’s beverage operations and Mars, Incorporated’s pet food operations. Mr. Fowden currently serves on the board of directors of Constellation Brands Inc., a premium alcoholic beverage company and is a member of its Corporate Governance Committee and Chair of its Human Resources Committee. Mr. Fowden previously served as a member of the board of directors of the American Beverage Association and the British Soft Drinks Association and as a member of the advisory board of Tchibo Coffee UK, a premium coffee company.  He has served on Cott’s Board since 2009.

•
Jay Wells was appointed Chief Financial Officer in 2012 and was appointed Chief Financial and Administrative Officer on October 1, 2018. Prior to joining Cott, Mr. Wells held various senior finance positions with Molson Coors from 2005 to 2012, including Chief Financial Officer of Molson Coors Canada, a subsidiary of Molson Coors Brewing Company, and Global Vice President, Treasury, Tax, and Strategic Finance of Molson Coors Brewing Company. From 1990 to 2005, Mr. Wells held several positions within Deloitte and Touche LLP, including partner.

•
Ron Hinson has been Chief Executive Officer of S&D Coffee and Tea since 2000, and he continued in that role after the closing of the acquisition of S&D. Prior to the acquisition, Mr. Hinson served in various roles with S&D over a 39 year period, beginning his career in the sales organization and working his way up to Chief Executive Officer in 2000 and Chairman of the Board of Directors of S&D in 2010. Mr. Hinson currently serves on the board of directors of the National Coffee Association and the Tea Association.

•
Marni Morgan Poe was appointed Vice President, General Counsel and Secretary in 2010. Prior to her appointment, Ms. Poe served as Corporate Counsel of the Company from 2008 to 2010. Prior to joining the Company, Ms. Poe was a partner at the law firm of Holland & Knight LLP from 2000 to 2006 and an associate of the law firm from 1995 to 2000.

•
Steven Kitching was appointed Executive Chair for Route Based Services effective December 30, 2018. From 2008 to 2018, Mr. Kitching has served in various roles with Cott, including Executive Chairman of Aimia Foods/Decantae Mineral Water, President of Cott’s North America Business Unit and President of Cott’s United Kingdom/Europe Business Unit. From 2005 to 2008, Mr. Kitching held several positions with InBev UK, including Managing Director-On Trade Sales and Managing Director-Commercial and Field Operations. Prior to that, Mr. Kitching held several positions with Interbrew and Whitbread Beer Company from 1986 to 2005, including General Manager Netherlands of Interbrew from 2004 to 2005.

•
Jason Ausher was appointed Chief Accounting Officer in May 2015. Prior to his appointment, from 2011 to 2015, Mr. Ausher served as the Company’s VP Treasurer, Corporate Development. From 2010 to 2011, Mr. Ausher served as the Company’s Corporate Controller and from 2008 to 2010 he held the position of Controller for the Company’s U.S. Business Unit. From 2003 to 2008, Mr. Ausher held numerous positions with Walter Industries, Inc. and Mueller Water Products Inc. (a water infrastructure business and spin-off of Walter Industries, Inc.), including the position of Vice President of Finance. Prior to this, from 1996 to 2002, Mr. Ausher was with PricewaterhouseCoopers LLP.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed on the Toronto Stock Exchange (“TSX”) under the ticker symbol “BCB,” and on the New York Stock Exchange (“NYSE”) under the ticker symbol “COT.”
As of February 21, 2019, we had 909 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 21, 2019 was C$20.57 on the TSX and $15.59 on the NYSE.
Our Board of Directors has declared a quarterly cash dividend of $0.06 per common share in each quarter during 2017 and 2018 for an aggregate yearly dividend payment of approximately $33.7 million and $33.7 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that our Board of Directors may deem relevant from time to time.
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

Shareowner return performance graph
The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; (iii) the peer group utilized in prior annual reports, which consists of publicly-traded companies in the bottling and route based service industries comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, Coca Cola FEMSA, S.A.B de C.V., Coca Cola Amatil Ltd., National Beverage Corp., A.G. Barr plc, Britvic plc, G&K Services, Inc., UniFirst Corp., ABM Industries Inc., Chemed Corp., ServiceMaster Global Holdings, Inc., Cintas Corp. and Aramark, and (iv) a new peer group utilized in this Annual Report on Form 10-K, which better reflects our business following our recent divestitures and acquisitions, consisting of publicly-traded companies in the route based service industry comprised of UniFirst Corp., ABM Industries Inc., Chemed Corp., ServiceMaster Global Holdings, Inc., Cintas Corp., Aramark Corporation, Primo Water Corporation, AquaVenture Holdings Limited, Farmer Bros. Co., Rollins, Inc., and The Brink's Company. The closing price of Cott’s common shares as of December 28, 2018, the last trading day of 2018, was C$18.64 on the TSX and $13.66 on the NYSE. The following table is in Canadian dollars.

 ASSUMES $100 (CANADIAN) INVESTED ON DECEMBER 28, 2013
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 29, 2018

Company / Market / Peer Group	12/28/2013	1/3/2015	1/2/2016	12/31/2016	12/30/2017	12/29/2018
Cott Corporation	$100.00	$98.16	$186.38	$189.18	$265.54	$239.90
S&P / TSX Composite	$100.00	$111.84	$101.59	$123.01	$134.18	$121.34
Peer Group	$100.00	$112.70	$141.05	$146.52	$177.56	$175.63
New Peer Group	$100.00	$128.81	$178.57	$210.98	$259.05	$278.26

Issuer Purchases of Equity Securities
Common Share Repurchase Programs

On May 1, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of Cott's outstanding common shares over a 12-month period commencing on May 7, 2018 (the “Initial Repurchase Plan”). Since that date, for the year ended December 29, 2018, we repurchased 2,973,282 common shares for approximately $46.0 million through open market transactions under the Initial Repurchase Plan. Shares purchased under the Initial Repurchase Plan were subsequently canceled.

The following table summarizes the repurchase activity under the Initial Repurchase Plan for the year ended December 29, 2018:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2018	583,122	$15.87	583,122	$40,735,492
June 1 - June 30, 2018	412,259	$16.27	412,259	$34,037,418
August 1 - August 31, 2018	1,202,704	$15.49	1,202,704	$15,454,541
September 1 - September 30, 2018	358,032	$15.30	358,032	$10,000,143
October 1 - October 31, 2018	350,265	$14.37	350,265	$4,968,480
November 1 - November 30, 2018	52,500	$14.46	52,500	$4,209,573
December 1 - December 29, 2018	14,400	$14.47	14,400	$4,001,220
Total	2,973,282		2,973,282

On December 11, 2018, our Board of Directors approved a new share repurchase program for up to $50.0 million of Cott’s outstanding common shares over a 12-month period commencing on December 14, 2018 (the “New Repurchase Plan”), with the Initial Repurchase Plan terminating with the commencement of the New Repurchase Plan. Since that date, for the year ended December 29, 2018, we repurchased 1,590,088 common shares for $22.2 million through open market transactions under the New Repurchase Plan. Shares purchased under the New Repurchase Plan were subsequently canceled.

The following table summarizes the repurchase activity under the New Repurchase Plan for the year ended December 29, 2018:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 29, 2018	1,590,088	$13.93	1,590,088	$27,847,986
Total	1,590,088		1,590,088
Tax Withholdings
The following table contains information about shares that we withheld from delivering to employees during 2018 to satisfy their tax obligations related to share-based awards:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	99,484	$16.77	N/A	N/A
February 1 - February 28, 2018	254,289	$15.63	N/A	N/A
March 1 - March 31, 2018	820	$14.44	N/A	N/A
May 1 - May 31, 2018	566	$15.14	N/A	N/A
June 1 - June 30, 2018	5,203	$16.51	N/A	N/A
August 1 - August 31, 2018	13,688	$15.49	N/A	N/A
December 1 - December 29, 2018	43,174	$14.76	N/A	N/A
Total	417,224

ITEM 6.	SELECTED FINANCIAL DATA
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

	December 29, 2018	December 30, 2017	December 31, 2016 [1]	January 2, 2016	January 3, 2015 [2]
(in millions of U.S. dollars, except per share amounts)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Revenue, net	$2,372.9	$2,269.7	$1,623.2	$1,187.3	$160.8
Net income (loss) from continuing operations	28.9	(3.6)	(60.3)	$15.7	$7.1
Net income (loss) from discontinued operations, net of income taxes	354.6	10.7	(11.2)	$4.9	$9.3
Net income (loss)	383.5	7.1	(71.5)	$20.6	$16.4
Net income (loss) attributable to Cott Corporation	382.9	(1.4)	(77.8)	$(3.4)	$10.0
Net income (loss) per common share attributable to Cott Corporation
Basic:
Continuing operations	$0.21	$(0.03)	$(0.47)	$(0.02)	$0.07
Discontinued operations	2.54	0.02	(0.14)	(0.01)	0.04
Net income (loss)	2.75	(0.01)	(0.61)	(0.03)	0.11
Diluted:
Continuing operations	$0.21	$(0.03)	$(0.47)	$(0.02)	$0.07
Discontinued operations	2.50	0.02	(0.14)	(0.01)	0.03
Net income (loss)	2.71	(0.01)	(0.61)	(0.03)	0.10
Financial Condition
Total assets	$3,175.5	$4,093.1	$3,939.7	$2,887.3	$3,073.2
Short-term borrowings required to be repaid or extinguished from divestiture [3]	—	220.3	207.0	122.0	229.0
Debt required to be repaid or extinguished from divestiture [4]	—	519.0	1,135.4	1,133.6	1,132.5
Long-term debt, net of current maturities	1,250.2	1,542.6	851.4	390.1	405.6
Convertible preferred shares	—	—	—	—	116.1
Non-convertible preferred shares	—	—	—	—	32.7
Dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.24
______________________

[1]
In 2016, we completed the acquisitions of S&D, Eden, and Aquaterra for a combined $973.9 million, financed by a combination of cash on hand, incremental borrowings under our ABL facility of $270.0 million, proceeds from the issuance of €450.0 million (U.S. $513.1 million at the exchange rate in effect on December 29, 2018) of 5.500% senior notes due July 1, 2024 (the ”2024 Notes”), and net proceeds from the issuance of common shares in June 2016 having an aggregate value of $219.8 million.

[2]
In 2014, we completed the acquisition of DSS for approximately $1.246 billion, financed by a combination of incremental borrowings under our ABL facility of $180.0 million, proceeds from the issuance of $625.0 million of 6.75% senior notes due 2020 (the “2020 Notes”), the assumption of DSS’s $350.0 million of 10.000% senior secured notes due 2021 (the “DSS Notes”), and the issuance to the owners of DSS of preferred shares having an aggregate value of approximately $148.8 million.

[3]
The obligations under the ABL facility were required to be repaid in full at the closing of the sale of the Traditional Business. Accordingly, the ABL facility is presented as “Short-term borrowings required to be repaid or extinguished as part of divestiture.”

[4]
All senior notes issued by Cott Beverages Inc., which was sold as part of the Traditional Business, were classified as “Debt required to be repaid or extinguished as part of divestiture” in prior periods.

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
The market in which we operate is subject to some seasonal variations. Our water delivery sales are generally higher during the warmer months, while sales of our coffee products are generally higher during cooler months, and may also be influenced by the timing of holidays and weather fluctuations. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year.
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
In 2018, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities and making equipment upgrades.
We operate through three reporting segments: Route Based Services; Coffee, Tea and Extract Solutions; and All Other which includes our UK Other operating segment, our soft drink concentrate production business and our RCI division (“Cott Beverages LLC”) and other miscellaneous expenses.
Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. During the second quarter of 2018, we combined and disclosed the corporate oversight function in the All Other category. Our segment reporting results have been recast to reflect these changes for all years presented. See Note 10 to the Consolidated Financial Statements for segment reporting.
After completion of the Transaction (as defined below), we re-evaluated the measure of profit for our reportable segments and determined that excluding corporate allocations from segment operating income was appropriate, as these costs are not considered by management when evaluating performance. Operating income for the prior years has been recast to reflect this change. See Note 10 to the Consolidated Financial Statements for segment reporting.
Our fiscal year is based on either a 52- or 53- week period ending on the Saturday closest to December 31. For the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, we had 52- weeks of activity. One of our subsidiaries uses a Gregorian calendar year-end which differs from the Company's 52- or 53- week fiscal year-end. Differences arising from the use of the different fiscal year-ends were not deemed material for the fiscal years ended December 29, 2018, December 30, 2017 or December 31, 2016.

Divestiture, Acquisition and Financing Transactions
Divestitures
On February 8, 2019, we sold all of the outstanding equity of Cott Beverages LLC to Refresco Group B.V., a Dutch company (“Refresco”). The aggregate deal consideration paid at closing was $50.0 million, subject to post-closing adjustments for working capital, indebtedness and other customary items. We used the proceeds of this transaction to repay a portion of the outstanding borrowings under our asset-based lending credit facility (the “ABL facility”).
In July 2017, we entered into a Share Repurchase Agreement with Refresco, pursuant to which we sold to Refresco, on January 30, 2018, our carbonated soft drinks and juice businesses via the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business (collectively, the “Traditional Business” and such transaction, the “Transaction”). The Transaction was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments resolved in December 2018 by the payment of $7.9 million from us to Refresco. The sale of the Traditional Business represented a strategic shift and had a major effect on our operations and, therefore, the Traditional Business is presented herein as discontinued operations. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations. The Transaction did not include our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, our Aimia Foods Limited (“Aimia”), Decantae Mineral Water Ltd. (“Decantae”) or Cott Beverages LLC businesses.
The operating results associated with the Traditional Business have been reclassified into net income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations for all years presented. The assets and liabilities associated with the Traditional Business have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 30, 2017. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all years presented. The Notes to Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted.
Acquisitions
On October 15, 2018, DS Services of America, Inc. (“DSS”), a wholly owned subsidiary of Cott, acquired Mountain Valley Spring Company (“Mountain Valley”), a growing American brand of spring and sparkling bottled water delivered to homes and offices throughout the United States (the “Mountain Valley Acquisition”). The purchase price was $80.4 million on a debt and cash free basis, subject to customary adjustments for closing date cash, working capital, indebtedness and certain expenses. The Mountain Valley Acquisition was funded through a combination of incremental borrowings under our ABL facility and cash on hand.
On March 21, 2018, we completed the acquisition of Crystal Rock Holdings, Inc., a direct-to-consumer home and office water, coffee and filtration business serving customers throughout New York and New England (“Crystal Rock”). The transaction was structured as a merger following a cash tender offer for all outstanding shares of Crystal Rock, with Crystal Rock becoming our wholly-owned indirect subsidiary (the “Crystal Rock Acquisition”). The aggregate consideration paid was $37.7 million and includes the purchase price paid to the Crystal Rock shareholders of $20.7 million, $0.8 million in costs paid on behalf of the sellers for the seller's transaction costs and $16.2 million of assumed debt and accrued interest obligations of the acquired company that was paid by us.
Financing Activity
On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds to retire $525.0 million aggregate principal amount of 5.375% senior notes due 2022 (the “2022 Notes”) and retire the remaining $250.0 million aggregate principal amount of 10.000% senior secured notes due 2021 (the “DSS Notes”). The redemption of our 2022 Notes included $21.2 million in premium payments and accrued interest of $2.2 million. The redemption of our DSS Notes included $12.5 million in premium payments and accrued interest of $10.3 million.
We also used a portion of the proceeds from the Transaction to repay in full our $262.5 million outstanding balance on our ABL facility and repay $1.9 million in aggregate principal outstanding on our capital lease finance arrangement with General Electric Capital Corporation. Additionally, we amended and restated our ABL facility in connection with the closing of the Transaction, as further discussed below.
In May 2017, we used a portion of the proceeds from the issuance of the 2025 Notes (as defined below) to redeem $100.0 million in aggregate principal amount of the DSS Notes. The partial redemption of the DSS Notes included $7.7 million in premium payments, accrued interest of $1.8 million and the write-off of $9.2 million of unamortized premium.

In March and April 2017, we used a portion of the proceeds from the issuance of the 2025 Notes (as defined below) to redeem all $625.0 million of our 6.75% senior notes due January 1, 2020 (the “2020 Notes”). The redemption of our 2020 Notes included $14.3 million and $7.1 million in premium payments, accrued interest of $7.4 million and $3.1 million, the write-off of $5.8 million and $2.9 million in deferred financing fees, and other costs of $0.1 million.
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
In June 2016, we issued €450.0 million (U.S. $513.1 million at the exchange rate in effect on December 29, 2018) of 5.500% senior notes due July 1, 2024 (the “2024 Notes”) to qualified purchasers in a private placement offering under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. We incurred $11.3 million of financing fees in connection with the issuance of the 2024 Notes. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the acquisition of Eden Springs Europe B.V. (“Eden”) and to pay related fees and expenses.
In June 2016, we completed a public offering, on a bought deal basis, of 15,088,000 common shares at a price of $15.25 per share for total gross proceeds to us of $230.1 million (the “June 2016 Offering”). We incurred $9.2 million of underwriter commissions and $1.1 million in professional fees in connection with the June 2016 Offering. The net proceeds of the June 2016 Offering were used to repay borrowings under our ABL facility, to finance the acquisition of S. & D. Coffee, Inc. (“S&D”) and for general corporate purposes.
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
Summary Financial Results
Net income from continuing operations in 2018 was $28.9 million or $0.21 per diluted common share, compared with net loss from continuing operations of $3.6 million or $0.03 per diluted common share in 2017.
The following items of significance affected our 2018 financial results:

•
Net revenue increased $103.2 million, or 4.5%, in 2018 compared to the prior year due primarily to the additions of our Crystal Rock and Mountain Valley businesses, pricing initiatives, growth within our home and office water delivery operations and growth in retail in our Route Based Services reporting segment, growth in liquid coffee, extracts, tea and other in our Coffee, Tea and Extract Solutions reporting segment, as well as the impact of favorable foreign exchange rates, partially offset by the reduction in volumes combined with lower green coffee commodity prices and a change in customer mix in our Coffee, Tea and Extract Solutions reporting segment, as well as fewer trading days compared to the prior year in our Eden, S&D and Aimia businesses;

•
Gross profit increased to $1,175.6 million from $1,127.7 million in the prior year due primarily to the additions of our Crystal Rock and Mountain Valley businesses, pricing initiatives, growth within our home and office water delivery operations, and the favorable impact of foreign exchange rates in our Route Based Services reporting segment, as well as growth in liquid coffee, extracts, tea and other in our Coffee, Tea and Extract Solutions reporting segment, partially offset by increases in freight and transportation costs within our Route Based Services reporting segment and the reduction in coffee volumes and a change in customer mix, the reduction in juice and allieds, as well as an increase in manufacturing expenses within our Coffee, Tea, and Extract Solutions reporting segment. Gross profit as a percentage of revenue decreased to 49.5% in 2018 compared to 49.7% in the prior year;

•
Selling, general and administrative (“SG&A”) expenses increased to $1,092.1 million in 2018 compared to $1,043.2 million in the prior year due primarily to the addition of our Crystal Rock and Mountain Valley businesses, the unfavorable impact of foreign exchange rates within our Route Based Services reporting segment, and an increase in share-based compensation costs, partially offset by the reduction in depreciation and amortization and operating expenses within our Coffee, Tea, and Extract Solutions reporting segment. As a percentage of revenue, SG&A expenses were 46.0% in each of 2018 and 2017;

•	Loss on disposal of property, plant and equipment, net was primarily related to the disposal of $9.4 million of equipment that was either replaced or no longer being used in our reporting segments;

•
Acquisition and integration expenses decreased to $15.3 million in 2018 compared to $30.4 million in the prior year due primarily to the reduction in costs with the integration of our S&D and Eden businesses, partially offset by costs incurred with the integration of our Crystal Rock and Mountain Valley businesses;

•
Other income, net increased to $42.9 million in 2018 compared to $8.0 million in the prior year due primarily to income recognized from favorable legal settlements, gains recognized on the redemption of the DSS Notes and the sale of our PolyCycle Solutions (“PCS”) business, mark to market gains on warrant securities, and the increase of net gains on foreign currency transactions;

•
Interest expense, net decreased to $77.6 million in 2018 compared to $85.5 million in the prior year due primarily to the redemption of $250.0 million aggregate principal of the DSS Notes in January 2018;

•
Income tax benefit was $4.8 million on pre-tax income from continuing operations of $24.1 million in 2018 compared to income tax benefit of $30.0 million on pre-tax loss from continuing operations of $33.6 million in the prior year due primarily to a Canadian valuation allowance release and releases of various uncertain tax positions in 2018 and the change in the U.S. federal enacted tax rate and valuation allowance releases in 2017;

•	Adjusted EBITDA increased to $312.0 million in 2018 compared to $295.6 million in the prior year due to the items listed above.
The following items of significance affected our 2017 financial results:

•
Net revenue increased $646.5 million, or 39.8%, in 2017 compared to the prior year due primarily to the additions of our S&D and Eden businesses, growth in volume and consumption, as well as increased pricing in our Route Based Services reporting segment, strong coffee volume growth in our Coffee, Tea and Extract Solutions reporting segment, and the impact of favorable foreign exchange rates;

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

•
SG&A expenses increased to $1,043.2 million in 2017 compared to $806.2 million in the prior year due primarily to the additions of our S&D and Eden businesses and an increase in marketing and professional costs. As a percentage of revenue, SG&A expenses decreased to 46.0% from 49.7% in the prior year;

•	Loss on disposal of property, plant and equipment, net was primarily related to the disposal of $10.2 million of equipment that was either replaced or no longer being used in our reporting segments;

•
Acquisition and integration expenses increased to $30.4 million in 2017 compared to $27.8 million in the prior year due primarily to the transaction costs in connection with the acquisitions of our S&D and Eden businesses;

•
Other income, net was $8.0 million in 2017 compared to other expense, net of $5.6 million in the prior year due primarily to the increase of net gains on foreign currency transactions and the gain recognized upon the partial redemption of our DSS Notes, and unrealized losses on our commodity hedges in the prior year;

•
Interest expense, net was $85.5 million in 2017 compared to $43.0 million in the prior year due primarily to the issuance of our 2025 Notes in the first quarter of 2017 and having a full year of interest expense in 2017 associated with our 2024 Notes;

•
Income tax benefit was $30.0 million on pre-tax loss from continuing operations of $33.6 million in 2017 compared to income tax expense of $21.2 million on pre-tax loss from continuing operations of $39.1 million in the prior year due primarily to the change in the U.S. federal enacted tax rate in 2017 and the Canadian valuation allowance recorded in the third quarter of 2016 and the U.S. federal valuation allowance recorded in the fourth quarter of 2016; and

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

Impairment testing of goodwill
Cott operates through four operating segments: Route Based Services; Coffee, Tea and Extract Solutions; UK Other; and Cott Beverages LLC. Route Based Services, Coffee, Tea and Extract Solutions are also reportable segments and UK Other and Cott Beverages LLC are combined and disclosed in the All Other category. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our Route Based Services operating segment was determined to have four components: DSS, Mountain Valley, Aquaterra Corporation (“Aquaterra”) and Eden. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). For the purpose of testing goodwill for impairment in 2018, we have determined our reporting units are DSSAqua, Eden, S&D, Aimia, Decantae, Farrers and Cott Beverages LLC. Mountain Valley was acquired subsequent to our annual goodwill impairment testing date and as such was not part of our annual assessment. DSSAqua and Eden are components of the Route Based Services operating segment. S&D is a component of the Coffee, Tea and Extract Solutions operating segment. Aimia, Decantae and Farrers are components of the UK Other operating segment.
We had goodwill of $1,143.9 million on the Consolidated Balance Sheet at December 29, 2018, which represents amounts for the DSSAqua, Mountain Valley, Eden, S&D, Aimia, Decantae, Farrers and Cott Beverages LLC reporting units.
For purposes of the 2018 annual test, we elected to perform a qualitative assessment for our DSSAqua, Decantae, Farrers and Cott Beverages LLC reporting units to assess whether it was more likely than not the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the DSSAqua, Decantae, Farrers and Cott Beverages LLC reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment. Goodwill allocated to the DSSAqua, Decantae, Farrers and Cott Beverages LLC reporting units as of December 29, 2018 is $637.3 million, $1.6 million, $0.5 million and $4.5 million, respectively.
For the Eden, S&D and Aimia reporting units, we elected to bypass the qualitative assessment and performed a quantitative analysis due to a decline in 2018 actual versus projected operating results. We determined the fair value of each reporting unit being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of each reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our 2018 valuation of the reporting units include the weighted-average terminal growth rates of 1.5%, 2.5% and 2.0% and discount rates of 9.0%, 8.5% and 10.5% for our Eden, S&D and Aimia reporting units, respectively. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair values of Eden, S&D and Aimia reporting units exceeded their carrying values by approximately 15.7%, 28.2% and 20.8%, respectively. Therefore no goodwill impairment charges were recorded in the fourth quarter ended December 29, 2018. Goodwill allocated to the Eden, S&D and Aimia reporting units as of December 29, 2018 are $313.9 million, $117.8 million and $47.8 million, respectively.

For the Mountain Valley reporting unit, we did not perform a qualitative or quantitative assessment as the underlying net assets of the reporting unit were acquired in the fourth quarter of 2018 and there was no indication of changes to the business environment or the operations of the reporting unit that would cause us to conclude that it was more likely than not that the fair value of the Mountain Valley reporting unit was less than its carrying value, including goodwill. Goodwill allocated to the Mountain Valley reporting unit as of December 29, 2018 is $20.5 million.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2018, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
Impairment testing of intangible assets with an indefinite life
Our intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., and include the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”); trademarks acquired in the acquisition of DSS (the “DSS Trademarks”); trademarks acquired in the acquisition of Eden (the “Eden Trademarks”), trademarks acquired in the acquisition of Aquaterra (the “Aquaterra Trademarks”), trademarks acquired in the acquisition of Mountain Valley (the “Mountain Valley Trademarks”) and trademarks acquired in the acquisition of Crystal Rock (the “Crystal Rock Trademarks”). These assets have an aggregate net book value of $306.8 million as of December 29, 2018. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.
The life of the Rights, DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks are considered to be indefinite and therefore these intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible asset to its fair value and when the carrying amount is greater than the fair value, we recognize in income an impairment loss. During the fourth quarter of 2018, management concluded that it was more likely than not that the fair value of the Rights, DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were greater than their respective carrying value, indicating no impairment.
We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the Rights, DSS Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. We concluded that it was more likely than not that the fair value of the Rights, DSS Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were more than its carrying value and therefore we were not required to perform any additional testing.
To determine the fair value of the Eden Trademarks, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, the estimated fair value of the Eden Trademarks exceeded the carrying value by approximately 29.2%. If actual revenues in future periods, are less than currently projected for the Eden Trademarks, these trademarks could be impaired.

Other intangible assets
As of December 29, 2018, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $432.4 million, consisting principally of $392.0 million of customer relationships that arose from acquisitions, $17.5 million of software, and $12.7 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as the loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. In 2018, we recorded $9.2 million in customer relationships acquired with the Mountain Valley Acquisition and $8.4 million in customer relationships acquired with the Crystal Rock Acquisition. We did not record impairment charges for intangible assets in 2018, 2017 or 2016.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, limiting various business deductions and repealing the corporate alternative minimum tax. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law was enacted. As a result of the Tax Act, we recorded tax benefits in the fourth quarter of 2017 of $32.2 million due to a re-measurement of the U.S deferred tax assets and liabilities and $1.3 million due to the repeal of the corporate alternative minimum tax. The tax benefits represented provisional amounts and our best estimates. The provisional amounts incorporated assumptions made based upon our interpretation of the Tax Act and could be refined through the fourth quarter of 2018 as we received additional clarification and implementation guidance. In the fourth quarter of 2018, our accounting for the effects of the enactment of the Tax Act was completed without any adjustments to the provisional estimates.
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
We maintain several defined-benefit plans that cover certain employees in the United States and Israel. We record the expenses associated with these plans based on calculations which include various actuarial assumptions such as discount rates and expected long-term rates of return on plan assets. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.
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
We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) from continuing operations before interest expense, net, (benefit) expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, loss (gain) on commodity hedging instruments, net, foreign exchange and other (gains) losses, net, loss on disposal of property, plant and equipment, net, gain on extinguishment of long-term debt, gain on sale, inventory step-up adjustments, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material changes. Effective January 1, 2017, share-based compensation expense as a part of annual compensation packages is included as an adjustment to EBITDA, and prior periods presented have been updated to incorporate the change. This determination is based upon review of peer companies and business practices among entities undergoing transformation within their operations.
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

The following table summarizes our Consolidated Statements of Operations as a percentage of net revenue for 2018, 2017 and 2016:

	2018		2017		2016
(in millions of U.S. dollars, except percentage amounts)		Percentage of Revenue		Percentage of Revenue		Percentage of Revenue
Revenue, net	$2,372.9	100.0%	$2,269.7	100.0%	$1,623.2	100.0%
Cost of sales	1,197.3	50.5%	1,142.0	50.3%	773.1	47.6%
Gross profit	1,175.6	49.5%	1,127.7	49.7%	850.1	52.4%
Selling, general and administrative expenses	1,092.1	46.0%	1,043.2	46.0%	806.2	49.7%
Loss on disposal of property, plant and equipment, net	9.4	0.4%	10.2	0.4%	6.6	0.4%
Acquisition and integration expenses	15.3	0.6%	30.4	1.3%	27.8	1.7%
Operating income	58.8	2.5%	43.9	1.9%	9.5	0.6%
Other (income) expense, net	(42.9)	(1.8)%	(8.0)	(0.4)%	5.6	0.3%
Interest expense, net	77.6	3.3%	85.5	3.8%	43.0	2.6%
Income (loss) from continuing operations before income taxes	24.1	1.0%	(33.6)	(1.5)%	(39.1)	(2.4)%
Income tax (benefit) expense	(4.8)	(0.2)%	(30.0)	(1.3)%	21.2	1.3%
Net income (loss) from continuing operations	28.9	1.2%	(3.6)	(0.2)%	(60.3)	(3.7)%
Net income (loss) from discontinued operations, net of income taxes	354.6	14.9%	10.7	0.5%	(11.2)	(0.7)%
Net income (loss)	383.5	16.2%	7.1	0.3%	(71.5)	(4.4)%
Less: Net income attributable to non-controlling interests - discontinued operations	$0.6	—%	$8.5	0.4%	$6.3	0.4%
Net income (loss) attributable to Cott Corporation	$382.9	16.1%	$(1.4)	(0.1)%	$(77.8)	(4.8)%
Depreciation & amortization	$194.6	8.2%	$188.6	8.3%	$151.1	9.3%

Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. During the second quarter of 2018, we combined and disclosed the corporate oversight function in the All Other category. Our segment reporting results have been recast to reflect these changes for all years presented.
After the completion of the Transaction, management re-evaluated the measure of profit for our reportable segments and determined that excluding corporate allocations from segment operating income (loss) was appropriate, as these costs are not considered by management when evaluating performance. Operating income (loss) for the prior years has been recast to reflect this change and resulted in a $2.0 million and $1.2 million increase to operating income for the years ended December 30, 2017 and December 31, 2016, respectively, in our Route Based Services reporting segment, a $0.2 million increase to operating income for the year ended December 30, 2017 in our Coffee, Tea and Extract Solutions reporting segment, and a $2.2 million and $1.2 million increase to operating loss for the years ended December 30, 2017 and December 31, 2016, respectively, in the All Other category.

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for 2018, 2017 and 2016:

(in millions of U.S. dollars)	2018	2017	2016
Revenue, net
Route Based Services	$1,599.9	$1,501.7	$1,224.3
Coffee, Tea and Extract Solutions	587.6	602.2	228.0
All Other	191.6	165.8	170.9
Eliminations	(6.2)	—	—
Total	$2,372.9	$2,269.7	$1,623.2
Gross profit
Route Based Services	$992.4	$939.9	$752.4
Coffee, Tea and Extract Solutions	152.0	161.4	65.5
All Other	31.2	26.4	32.2
Total	$1,175.6	$1,127.7	$850.1
Operating income (loss)
Route Based Services [1]	$84.7	$74.0	$42.4
Coffee, Tea and Extract Solutions	16.1	15.9	5.3
All Other	(42.0)	(46.0)	(38.2)
Total	$58.8	$43.9	$9.5
______________________

[1]
Operating income in our Route Based Services reporting segment for the year ended December 30, 2017 decreased $5.0 million as a result of adopting ASU 2017-07 (see Note 1 to the Consolidated Financial Statements).

The following tables summarize revenue by channel for 2018, 2017 and 2016:

	For the Year Ended December 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$994.8	$—	$—	$—	$994.8
Coffee and tea services	189.4	461.9	3.5	(5.8)	649.0
Retail	232.9	—	71.5	(0.4)	304.0
Other	182.8	125.7	116.6	—	425.1
Total	$1,599.9	$587.6	$191.6	$(6.2)	$2,372.9

	For the Year Ended December 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$940.4	$—	$—	$—	$940.4
Coffee and tea services	184.2	501.7	2.6	—	688.5
Retail	216.9	—	65.3	—	282.2
Other	160.2	100.5	97.9	—	358.6
Total	$1,501.7	$602.2	$165.8	$—	$2,269.7

	For the Year Ended December 31, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$799.4	$—	$—	$—	$799.4
Coffee and tea services	146.8	187.8	2.6	—	337.2
Retail	164.6	—	51.7	—	216.3
Other	113.5	40.2	116.6	—	270.3
Total	$1,224.3	$228.0	$170.9	$—	$1,623.2
Results of Operations
The following table summarizes the change in revenue by reporting segment for 2018:

	For the Year Ended December 29, 2018
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$98.2	$(14.6)	$25.8	$(6.2)	$103.2
Impact of foreign exchange [1]	(9.5)	—	(2.3)	—	(11.8)
Change excluding foreign exchange	$88.7	$(14.6)	$23.5	$(6.2)	$91.4
Percentage change in revenue	6.5%	(2.4)%	15.6%	100.0%	4.5%
Percentage change in revenue excluding foreign exchange	5.9%	(2.4)%	14.2%	100.0%	4.0%
Impact of fewer trading days [2]	$1.3	$4.9	$0.2	$—	$6.4
Change excluding foreign exchange and impact of fewer trading days	$90.0	$(9.7)	$23.7	$(6.2)	$97.8
Percentage change in revenue excluding foreign exchange and impact of fewer trading days	6.0%	(1.6)%	14.3%	100.0%	4.3%
______________________

[1]
Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

[2]
Our Eden business had two fewer trading days, our S&D business had three fewer trading days, and our Aimia business had one fewer trading day for the year ended December 29, 2018 as compared to the prior year.

The following table summarizes the change in revenue by reporting segment for 2017:

	For the Year Ended December 30, 2017
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$277.4	$374.2	$(5.1)	$—	$646.5
Impact of foreign exchange [1]	(16.9)	—	4.2	—	(12.7)
Change excluding foreign exchange	$260.5	$374.2	$(0.9)	$—	$633.8
Percentage change in revenue	22.7%	164.1%	(3.0)%	—%	39.8%
Percentage change in revenue excluding foreign exchange	21.3%	164.1%	(0.5)%	—%	39.0%
______________________

[1]
Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
(in millions of U.S. dollars)
Net income (loss) from continuing operations	$28.9	$(3.6)	$(60.3)
Interest expense, net	77.6	85.5	43.0
Income tax (benefit) expense	(4.8)	(30.0)	21.2
Depreciation and amortization	194.6	188.6	151.1
EBITDA	$296.3	$240.5	$155.0
Acquisition and integration costs [1,3]	15.3	30.4	27.8
Share-based compensation costs	18.4	14.0	6.6
Inventory step-up adjustments	1.5	—	6.2
Commodity hedging loss (gain), net [2]	0.3	(0.3)	4.1
Foreign exchange and other (gains) losses, net	(10.7)	(2.0)	0.2
Loss on disposal of property, plant and equipment, net	9.4	11.1	6.6
Gain on extinguishment of long-term debt	(7.1)	(1.5)	—
Gain on sale	(6.0)	—	—
Other adjustments, net [3]	(5.4)	3.4	5.1
Adjusted EBITDA	$312.0	$295.6	$211.6
______________________

[1]
Includes a reduction of $1.1 million and an increase of $3.5 million and $0.4 million of share-based compensation costs for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively, related to awards granted in connection with the acquisitions of our S&D, Eden and DSS businesses.

[2]
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

[3]
With the adoption of ASU 2017-07 (see Note 1 to the Consolidated Financial Statements), the gain on pension curtailment of $4.5 million that was previously recorded to acquisition and integration costs was reclassified to other adjustments, net for the year ended December 30, 2017. This reclassification had no effect on Adjusted EBITDA for the year ended December 30, 2017.

Year Ended December 29, 2018 Compared to Year Ended December 30, 2017
Revenue, Net
Net revenue increased $103.2 million, or 4.5%, in 2018 from 2017.
Route Based Services net revenue increased $98.2 million, or 6.5%, in 2018 from 2017, due primarily to the addition of revenues from the Crystal Rock and Mountain Valley businesses of $52.4 million, pricing initiatives and growth within our home and office water delivery operations of $25.8 million, growth in retail of $9.7 million, and the favorable impact of foreign exchange rates of $9.5 million.
Coffee, Tea and Extract Solutions net revenue decreased $14.6 million, or 2.4%, in 2018 from 2017, due primarily to the reduction in volumes combined with lower green coffee commodity prices and a change in customer mix of $25.3 million, as well as the impact of three fewer trading days compared to the prior year of $4.9 million, partially offset by growth in liquid coffee, extracts, tea and other of $15.6 million.
All Other net revenue increased $25.8 million, or 15.6%, in 2018 from 2017, due primarily to increased volumes and the favorable impact of foreign exchange rates.

Gross Profit
Gross profit increased to $1,175.6 million in 2018 compared to $1,127.7 million in 2017. Gross profit as a percentage of net revenue was 49.5% in 2018 compared to 49.7% in 2017.
Route Based Services gross profit increased to $992.4 million in 2018 compared to $939.9 million in 2017, due primarily to the addition of the Crystal Rock and Mountain Valley businesses, pricing initiatives and growth within our home and office water delivery operations of $58.5 million, and the favorable impact of foreign exchange rates of $4.0 million, partially offset by increases in freight and transportation costs of $8.9 million.
Coffee, Tea and Extract Solutions gross profit decreased to $152.0 million in 2018 compared to $161.4 million in 2017, due primarily to the reduction in coffee volumes and a change in customer mix of $10.4 million, a reduction in juice and allieds of $1.0 million, as well as an increase in manufacturing expenses of $3.0 million, partially offset by growth in liquid coffee, extracts, tea and other of $5.2 million.
All Other gross profit increased to $31.2 million in 2018 compared to $26.4 million in 2017, due primarily to increased volumes.
Selling, General and Administrative Expenses
SG&A expenses increased to $1,092.1 million in 2018 compared to $1,043.2 million in 2017. SG&A expenses as a percentage of net revenue was 46.0% in each of 2018 and 2017.
Route Based Services SG&A expenses increased to $888.7 million in 2018 compared to $837.7 million in 2017, due primarily to the addition of the Crystal Rock and Mountain Valley businesses and the unfavorable impact of foreign exchange rates of $12.0 million.
Coffee, Tea and Extract Solutions SG&A expenses decreased to $137.1 million in 2018 compared to $141.9 million in 2017, due primarily to the reductions in depreciation and amortization expense of $3.6 million and operating expenses of $1.2 million.
All Other SG&A expenses increased to $66.3 million in 2018 compared to $63.6 million in 2017, due primarily to an increase in share-based compensation costs.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $15.3 million in 2018 compared to $30.4 million in 2017. Acquisition and integration expenses as a percentage of net revenue was 0.6% in 2018 compared to 1.3% in 2017.
Route Based Services acquisition and integration expenses decreased to $10.3 million in 2018 compared to $14.0 million in 2017, due primarily to the reduction in costs with the integration of our Eden business, partially offset by costs incurred with the integration of our Crystal Rock and Mountain Valley businesses.
Coffee, Tea and Extract Solutions acquisition and integration benefit was $1.9 million in 2018 compared to an expense of $3.1 million in 2017, due primarily to the reduction in costs with the integration of our S&D business.
All Other acquisition and integration decreased to $6.9 million in 2018 compared to $13.3 million in 2017, due primarily to the reduction in costs with the integration of our S&D and Eden businesses, partially offset by costs incurred with the integration of our Crystal Rock and Mountain Valley businesses.
Operating Income
Operating income increased to $58.8 million in 2018 compared to $43.9 million in 2017.
Route Based Services operating income increased to $84.7 million in 2018 compared to $74.0 million in 2017, due to the items discussed above.
Coffee, Tea and Extract Solutions operating income increased to $16.1 million in 2018 compared to $15.9 million in 2017, due to the items discussed above.
All Other operating loss decreased to $42.0 million in 2018 compared to $46.0 million in 2017, due to the items discussed above.
Other Income, Net
Other income, net increased to $42.9 million in 2018 compared to $8.0 million in 2017, due primarily to income recognized from favorable legal settlements, gains recognized on the redemption of the DSS Notes and the sale of our PCS business, mark to market gains on warrant securities, and the increase of net gains on foreign currency transactions.

Interest Expense, Net
Interest expense, net was $77.6 million in 2018 compared to $85.5 million in 2017, due primarily to the redemption of our DSS Notes in January 2018.
Income Taxes
Income tax benefit was $4.8 million in 2018 compared to income tax benefit of $30.0 million in 2017. The effective tax rate was (20.0%) in 2018 compared to 89.3% in 2017. The income tax benefit in 2018 was due primarily to a $5.6 million release of Canadian valuation allowance and releases of various uncertain tax positions. The income tax benefit in 2017 was due primarily to a tax benefit of $32.2 million associated with the change in the U.S. federal enacted tax rate. The 2018 effective tax rate differs from the Canadian statutory rate primarily due to: (a) changes in valuation allowances and tax reserves; (b) significant permanent differences for which we have recognized a tax benefit; (c) income in tax jurisdictions with lower statutory tax rates than Canada; and (d) losses in tax jurisdictions with existing valuation allowances.
Year Ended December 30, 2017 Compared to Year Ended December 31, 2016
Revenue, Net
Net revenue increased $646.5 million, or 39.8%, in 2017 from 2016.
Route Based Services net revenue increased $277.4 million, or 22.7%, in 2017 from 2016, due primarily to a full year of operations from our Eden business in 2017 compared to five months in 2016, which resulted in additional revenues of $244.2 million, growth in volume, consumption and pricing of $20.0 million, and the favorable impact of foreign exchange rates of $16.9 million.
Coffee, Tea and Extract Solutions net revenue increased $374.2 million, or 164.1%, in 2017 from 2016, due primarily to a full year of revenues from our S&D business in 2017 compared to five months in 2016.
All Other net revenue decreased $5.1 million, or 3.0%, in 2017 from 2016, due primarily to decreased volumes and the impact of unfavorable foreign exchange rates of $4.2 million.
Gross Profit
Gross profit increased to $1,127.7 million in 2017 compared to $850.1 million in 2016. Gross profit as a percentage of net revenue was 49.7% in 2018 compared to 52.4% in 2017.
Route Based Services gross profit increased to $939.9 million in 2017 compared to $752.4 million in 2016, due primarily to a full year of operations from our Eden business in 2017 compared to five months in 2016, which resulted in additional gross profit of $169.6 million, with the remaining increase of $17.9 million related to our DSS business and was due primarily to growth in volume, consumption and pricing, partially offset by higher production, transportation and other costs.
Coffee, Tea and Extract Solutions gross profit increased to $161.4 million in 2017 compared to $65.5 million in 2016, due primarily to a full year of revenues from our S&D business in 2017 compared to five months in 2016.
All Other gross profit decreased to $26.4 million in 2017 compared to $32.2 million in 2016, due primarily to decreased volumes.
Selling, General and Administrative Expenses
SG&A expenses increased to $1,043.2 million in 2017 compared to $806.2 million in 2016. SG&A expenses as a percentage of net revenue was 46.0% in 2017 compared to 49.7% in 2016.
Route Based Services SG&A expenses increased to $837.7 million in 2017 compared to $698.0 million in 2016, due primarily to a full year of operations from our Eden business in 2017 compared to five months in 2016, which resulted in additional SG&A expenses of $142.4 million, partially offset by a reduction in compensation costs of $3.8 million.
Coffee, Tea and Extract Solutions SG&A expenses increased to $141.9 million in 2017 compared to $55.7 million in 2016, due primarily to a full year of revenues from our S&D business in 2017 compared to five months in 2016.
All Other SG&A expenses increased to $63.6 million in 2017 compared to $52.5 million in 2016, due primarily to an     increase in marketing and professional costs.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $30.4 million in 2017 compared to $27.8 million in 2016. Acquisition and integration expenses as a percentage of net revenue was 1.3% in 2017 compared to 1.7% in 2016.

Route Based Services acquisition and integration expenses increased to $14.0 million in 2017 compared to $4.9 million in 2016, due primarily to the costs incurred with the integration of our Eden business.
Coffee, Tea and Extract Solutions acquisition and integration expenses decreased to $3.1 million in 2017 compared to $5.1 million in 2016, due primarily to the reduction in costs with the integration of our S&D business.
All Other SG&A acquisition and integration decreased to $13.3 million in 2017 compared to $17.8 million in 2016, due primarily to the reduction in costs with the integration of our S&D and Eden businesses.
Operating Income
Operating income increased to $43.9 million in 2017 compared to $9.5 million in 2016.
Route Based Services operating income increased to $74.0 million in 2017 compared to $42.4 million in 2016, due to the items discussed above.
Coffee, Tea and Extract Solutions operating income increased to $15.9 million in 2017 compared to $5.3 million in 2016, due to the items discussed above.
All Other operating loss increased to $46.0 million in 2017 compared to $38.2 million in 2016, due to the items discussed above.
Other (Income) Expense, Net
Other income, net was $8.0 million in 2017 compared to other expense, net of $5.6 million in 2016, due primarily to the increase of net gains on foreign currency transactions, and the gain recognized upon the partial redemption of our DSS Notes in 2017 and unrealized losses on our commodity hedges in 2016.
Interest Expense, Net
Interest expense, net was $85.5 million in 2017 compared to $43.0 million in 2016, due primarily to the issuance of our 2025 Notes in the first quarter of 2017 and having a full year of interest expense in 2017 associated with our 2024 Notes.
Income Taxes
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

Liquidity and Capital Resources

The following table summarizes our cash flows for 2018, 2017 and 2016 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
(in millions of U.S. dollars)
Net cash provided by operating activities from continuing operations	$244.3	$176.0	$145.5
Net cash used in investing activities from continuing operations	(282.7)	(153.6)	(1,052.6)
Net cash (used in) provided by financing activities from continuing operations	(296.6)	596.5	807.1
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from continuing operations	(97.6)	102.7	124.3
Net cash provided by (used in) investing activities from continuing operations	1,225.5	(44.7)	(44.0)
Net cash (used in) provided by financing activities from continuing operations	(769.7)	(643.4)	68.6
Effect of exchange rate changes on cash	(10.3)	6.3	(7.9)
Net increase in cash, cash equivalents and restricted cash	12.9	39.8	41.0
Cash and cash equivalents and restricted cash, beginning of year	157.9	118.1	77.1
Cash and cash equivalents and restricted cash, end of year	170.8	157.9	118.1
Cash and cash equivalents and restricted cash of discontinued operations, end of year	—	66.0	40.0
Cash and cash equivalents and restricted cash from continuing operations, end of year	$170.8	$91.9	$78.1
Operating Activities
Cash provided by operating activities from continuing operations was $244.3 million in 2018 compared to $176.0 million in 2017 and $145.5 million in 2016. The $68.3 million increase in 2018 compared to 2017 was due primarily to the increase in net income from continuing operations and the change in working capital account balances relative to the prior year resulting primarily from timing of payments of interest on our 2024 Notes.
The $30.5 million increase in 2017 compared to 2016 was due primarily to the decrease in net loss from continuing operations, partially offset by the change in working capital account balances relative to the prior year resulting from timing of inventory purchases and payments of interest on our 2024 Notes.
Investing Activities
Cash used in investing activities from continuing operations was $282.7 million in 2018 compared to $153.6 million in 2017 and $1,052.6 million in 2016. The $129.1 million increase in 2018 compared to 2017 was due primarily to the cash used to finance the Crystal Rock Acquisition and the Mountain Valley Acquisition, an increase in additions to property, plant and equipment and intangible assets relative to the prior year, partially offset by the proceeds received from the sale of our PCS business and proceeds received from the sale of equity securities.

The $899.0 million decrease in 2017 compared to 2016 was due primarily to the cash used in the acquisitions of our S&D, Eden and Aquaterra businesses in the prior year, partially offset by an increase in additions to property, plant and equipment relative to the prior year.
Financing Activities
Cash used in financing activities from continuing operations was $296.6 million in 2018 compared to cash provided by financing activities from continuing operations of $596.5 million in 2017 and cash provided by financing activities from continuing operations of $807.1 million in 2016. The $893.1 million decrease in 2018 compared to 2017 was due primarily to the redemption of the DSS Notes in the current year, the increase of common shares repurchased relative to the prior year, and the issuance of the 2025 Notes in the prior year, partially offset by an increase in borrowings under our ABL facility net of payments relative to the prior year and the partial redemption of the DSS Notes in the prior year.
The $210.6 million decrease in cash provided by financing activities from continuing operations in 2017 compared to 2016 was due primarily to the receipt of net proceeds from the issuance of common shares and the 2024 Notes in the prior year, partially offset by the issuance of the 2025 Notes and the partial redemption of the DSS Notes in the current year.
Financial Liquidity
As of December 29, 2018, we had $1,342.2 million of debt and $170.8 million of cash and cash equivalents compared to $2,287.0 million of debt and $91.9 million of cash and cash equivalents as of December 30, 2017. On January 30, 2018, in connection with the closing of the Transaction, we used a portion of the proceeds to (i) retire $525.0 million aggregate principal amount of our 2022 Notes, (ii) retire the remaining $250.0 million aggregate principal amount of our DSS Notes, (iii) repay the $262.5 million outstanding balance on our ABL facility, and (iv) repay $1.9 million in aggregate principal outstanding on our capital lease finance arrangement with General Electric Capital Corporation.
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
In June 2016, we completed the June 2016 Offering for gross proceeds to us of approximately $230.1 million. We incurred $9.2 million of underwriter commissions and $1.1 million in professional fees in connection with the June 2016 Offering. The net proceeds of the June 2016 Offering were used to repay borrowings under our ABL facility, to finance the acquisition of S&D and for general corporate purposes.
In March 2016, we completed the March 2016 Offering for gross proceeds to us of approximately $150.6 million. We incurred $6.0 million of underwriter commissions and $0.8 million in professional fees the March 2016 Offering. The net proceeds of the March 2016 Offering were used to repay borrowings under our ABL facility and for general corporate purposes.
In 2018, we declared a dividend of $0.06 per common share each quarter for an aggregate dividend payment of approximately $33.7 million.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of December 29, 2018.

Contractual Obligations
The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 29, 2018:

		Payments due by period
(in millions of U.S. dollars)	Total	2019	2020	2021	2022	2023	Thereafter
5.500% senior notes due in 2024	513.1	—	—	—	—	—	513.1
5.500% senior notes due in 2025	750.0	—	—	—	—	—	750.0
Deferred consideration - acquisition payouts	0.1	0.1	—	—	—	—	—
ABL facility [1]	81.1	81.1	—	—	—	—	—
Capital leases and other long-term debt	5.6	2.4	1.4	0.7	0.6	0.4	0.1
Interest expense [2]	444.4	70.3	69.5	69.4	69.4	69.4	96.4
Operating leases	290.2	51.6	42.9	36.2	29.2	23.4	106.9
Pension obligations	10.2	0.7	0.7	0.7	0.7	0.6	6.8
Purchase obligations [3]	157.0	147.8	8.1	1.0	0.1	—	—
Total [4]	$2,251.7	$354.0	$122.6	$108.0	$100.0	$93.8	$1,473.3
______________________

[1]	The ABL facility is considered a current liability. As of December 29, 2018, we had $81.1 million of outstanding borrowings under the ABL facility.

[2]	Interest expense includes fixed interest on the 2024 Notes, the 2025 Notes, the ABL facility, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.

[3]
Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.

[4]	The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $15.5 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt
Our total debt as of December 29, 2018 and December 30, 2017 was as follows:

	December 29, 2018			December 30, 2017
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
10.000% senior notes due in 2021 [1]	—	—	—	269.9	—	269.9
5.375% senior notes due in 2022	—	—	—	525.0	6.0	519.0
5.500% senior notes due in 2024	513.1	7.2	505.9	539.1	9.5	529.6
5.500% senior notes due in 2025	750.0	9.8	740.2	750.0	11.0	739.0
ABL facility	81.1	—	81.1	220.3	—	220.3
GE Term Loan	—	—	—	2.0	—	2.0
Short-term borrowings	7.9	—	7.9	—	—	—
Capital leases	5.0	—	5.0	6.4	—	6.4
Other debt financing	2.1	—	2.1	0.8	—	0.8
Total debt	1,359.2	17.0	1,342.2	2,313.5	26.5	2,287.0
Less: Short-term borrowings and current debt:
ABL facility	—	—	—	220.3	—	220.3
Total short-term borrowings required to be repaid or extinguished as part of divestiture	—	—	—	220.3	—	220.3
GE Term Loan - current maturities	—	—	—	2.0	—	2.0
ABL facility	81.1	—	81.1	—	—	—
Short-term borrowings	7.9	—	7.9	—	—	—
Capital leases - current maturities	1.9	—	1.9	2.3	—	2.3
Other debt financing	1.1	—	1.1	0.8	—	0.8
Total current debt	92.0	—	92.0	225.4	—	225.4
Less: Debt required to be repaid or extinguished as part of divestiture
5.375% senior notes due in 2022	—	—	—	525.0	6.0	519.0
Total debt to be required to be repaid or extinguished as part of divestiture	—	—	—	525.0	6.0	519.0
Total long-term debt	$1,267.2	$17.0	$1,250.2	$1,563.1	$20.5	$1,542.6
______________________

[1]	The outstanding aggregate principal amount and unamortized premium of our DSS Notes was $250.0 million and $19.9 million at December 30, 2017, respectively.
Asset-Based Lending Facility
We have maintained an ABL facility with JPMorgan Chase Bank N.A. as Agent since 2008 to provide financing for our operations. We have amended and refinanced the ABL facility from time to time and incurred related financing fees, $4.3 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.

As of December 29, 2018, our total availability under the ABL facility was $214.3 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the December 2018 month-end under the terms of the credit agreement governing the ABL facility). As of December 29, 2018, we had $81.1 million of outstanding borrowings under the ABL facility and $46.1 million of outstanding letters of credit. As a result, our excess availability under the ABL facility was $87.1 million as of December 29, 2018. The commitment fee was 0.25% per annum of the unused commitment, which was $122.8 million as of December 29, 2018. The weighted average effective interest rate at December 29, 2018 on our outstanding borrowings was 5.0%. The effective interest rates are based on our aggregate availability.
The ABL facility, as amended and restated most recently on January 30, 2018, provides us with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. Cott and its subsidiaries, Cott Holdings Inc., DSS, S&D, Aimia and Aquaterra, are borrowers under the ABL facility. The ABL facility is a revolving facility of up to $250.0 million with a maturity date of August 3, 2021. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement. Subject to certain conditions, the ABL facility may be increased up to an additional $100.0 million at our option if lenders agree to increase their commitments. The debt under the ABL facility is guaranteed by most of our U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of our Dutch subsidiaries.
5.500% Senior Notes due in 2025
In March 2017, we issued $750.0 million of our 2025 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by our wholly-owned subsidiary Cott Holdings Inc., and most of our U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017. The proceeds of the 2025 Notes were used to redeem in full the 2020 Notes, redeem $100.0 million aggregate principal amount of our DSS Notes and to pay related fees and expenses.
We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2025 Notes.
5.500% Senior Notes due in 2024
In June 2016, we issued €450.0 million (U.S. $539.1 million at the exchange rate in effect on December 30, 2017) of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A and Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the acquisition of Eden, we assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of our U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the acquisition of Eden and to pay related fees and expenses.
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
5.375% Senior Notes due in 2022
In June 2014, we issued $525.0 million of 5.375% senior notes due 2022. The issuer of the notes was a wholly-owned subsidiary, and we and most of our other U.S., Canadian and U.K. subsidiaries guaranteed the obligations.
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

10.00% Senior Notes due in 2021
In August 2013, DSS (formerly DS Waters of America, Inc.) issued $350.0 million of 10.00% senior secured notes. In connection with the acquisition of DSS, we and most of our U.S., Canadian and U.K. subsidiaries became guarantors of the obligations.
The DSS Notes were recorded at their fair value of $406.0 million as part of the acquisition of DSS. The difference between the fair value and the principal amount of $350.0 million was being amortized as a component of interest expense over the remaining contractual term of the DSS Notes. We incurred approximately $26.5 million of consent solicitation fees and bridge financing commitment fees.
In May 2017, we used a portion of the proceeds from the issuance of the 2025 Notes to redeem $100.0 million in aggregate principal amount of the DSS Notes. The partial redemption of the DSS Notes included $7.7 million in premium payments, accrued interest of $1.8 million and the write-off of $9.2 million of unamortized premium.
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
On January 30, 2018, we used a portion of the proceeds from the Transaction to pay the remaining $1.9 million outstanding balance of the capital lease finance arrangement with General Electric Capital Corporation.
Credit Ratings and Covenant Compliance
Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.
As of December 29, 2018, the Company’s credit ratings were as follows:

Credit Ratings
	Moody's Rating	Standard and Poor's Rating
Corporate credit rating	B1	B
2024 Notes	B1	B
2025 Notes	B1	B
Outlook	Stable	Stable
Any downgrade of our credit ratings by either Moody’s or S&P could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 29, 2018, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
ABL Facility
Under the credit agreement governing the ABL facility, as amended and restated most recently on January 30, 2018, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million. Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default or certain defaults exist or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of December 29, 2018.
Issuer Purchases of Equity Securities
Common Share Repurchase Programs
On May 1, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 7, 2018 (the “Initial Repurchase Plan”). During 2018, we repurchased 2,973,282 common shares for approximately $46.0 million through open market transactions under the Initial Repurchase Plan. Please refer to the table in Part II, Item 5 of this Annual Report on Form 10-K.
On December 11, 2018, our Board of Directors approved a new share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 14, 2018 (the “New Repurchase Plan”) and will replace the Initial Repurchase Plan, which was scheduled to expire on May 6, 2019. During 2018, we repurchased 1,590,088 common shares for $22.2 million through open market transactions under the New Repurchase Plan. Please refer to the table in Part II, Item 5 of this Annual Report on Form 10-K.
Tax Withholding
During 2018, 417,224 shares (2017—277,338; 2016—408,744) of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 5 of this Annual Report on Form 10-K.
Capital Structure
Since December 30, 2017, equity has increased by $284.7 million. The increase was due primarily to net income of $383.5 million and share-based compensation costs of $17.4 million, partially offset by common share dividend payments of $33.7 million, common shares repurchased and subsequently canceled of $74.9 million and unrealized losses on derivative instruments, net of tax of $8.3 million.

Dividend payments
Common Share Dividend
Our Board of Directors declared a quarterly dividend of $0.06 per common share in each quarter during 2018 and 2017 for an aggregate dividend payment of approximately $33.7 million and $33.7 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.
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
Currency Exchange Rate Risk
We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 24.7% of 2018 and 2017 revenue, net, and are concentrated principally in the United Kingdom, Canada, and Europe. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Euro for the year ended December 29, 2018, would result in our revenue, net, in 2018 changing by $58.5 million and our gross profit in 2018 changing by $32.9 million. This change would be material to our cash flows and our results of operations.
Debt Obligations and Interest Rates
We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $81.1 million of ABL borrowings outstanding as of December 29, 2018, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $46.1 million of outstanding letters of credit) would result in additional interest expense of approximately $0.8 million. The weighted average interest rate of our outstanding ABL facility at December 29, 2018 was 5.0%.
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
The information below summarizes our market risks associated with long-term debt obligations as of December 29, 2018. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of December 29, 2018.

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding debt balance	Weighted average interest rate
Debt maturing in:
2019	$92.0	4.6%
2020	2.3	6.3%
2021	0.7	7.3%
2022	0.6	7.3%
2023	0.4	7.3%
Thereafter	1,263.2	5.5%
Total	$1,359.2
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of resin for PET, HDPE and polycarbonate bottles, tea, and green coffee. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities, as well as derivative financial instruments. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $37.9 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2018 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2018, and concluded that it was effective as of December 29, 2018.
The effectiveness of our internal control over financial reporting as of December 29, 2018 has been audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy statement for the 2019 Annual Meeting of Shareowners, which is expected to be filed within 120 days after December 29, 2018 (the “2019 Proxy Statement”). The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our 2019 Proxy Statement. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.
The Audit Committee of our Board of Directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.cott.com. The members of the Audit Committee are Graham Savage (Chairman), Gregory Monahan and Mario Pilozzi. As required by the NYSE rules, the Board of Directors has determined that each member of the Audit Committee is independent and financially literate and that Mr. Savage qualifies as an “audit committee financial expert” within the meaning of the rules of the U.S. Securities and Exchange Commission.
All of our directors, officers and employees must comply with our Code of Business Conduct and Ethics. In addition, our Chief Executive Officer, Chief Financial and Administrative Officer and principal accounting officer and certain other employees have a further obligation to comply with our Code of Ethics for Senior Officers. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Officers are posted on our website, www.cott.com, and we intend to comply with obligations to disclose any amendment to, or waiver of, provisions of these codes by posting such information on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2019 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” and “Compensation Committee Interlocks and Insider Participation” sections of our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Public Accounting Firm” section of our 2019 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this report are as follows:
1. Financial Statements
The consolidated financial statements and accompanying report of a registered independent public accounting firm are listed in the Index to Consolidated Financial Statements and are filed as part of this report.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 29, 2018, December 30, 2017, and December 31, 2016.
3. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of July 24, 2017, by and among Cott Corporation, Refresco Group B.V., Refresco US Holdings Inc. and certain other parties thereto	8-K	2.1	7/26/2017	001-31410
3.1	Articles of Amalgamation of Cott Corporation, as amended					*
3.2	By-laws of Cott Corporation, as amended	8-A	3.2	5/4/2018	001-31410
4.1	Form of Amended and Restated Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among Cott Corporation, DS Services of America, Inc., DS Services Holdings, Inc., the other guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee and Collateral Agent	8-K	4.6	12/15/2014	001-31410
4.2	Indenture, dated as of June 24, 2014, governing the 5.375% Senior Notes due 2022, by and among the Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent	8-K	4.1	6/25/2014	001-31410
4.3	Form of 5.375% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.2)	8-K	4.1	6/25/2014	001-31410
4.4	Third Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022	8-K	4.1	6/25/2015	001-31410
4.5	Indenture, dated as of June 30, 2016, by and among Cott Finance Corporation, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent, governing the 5.50% Senior Notes due 2024	8-K	4.1	6/30/2016	001-31410

4.6	Form of 5.50% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.5)	8-K	4.1	6/30/2016	001-31410
4.7	Sixth Supplemental Indenture, dated as of April 16, 2018, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation and certain of its subsidiaries, including Crystal Rock Holdings, Inc. and Crystal Rock LLC, and BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent	10-Q	4.1	5/10/2018	001-31410
4.8	Seventh Supplemental Indenture, dated as of June 29, 2018, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation and John Farrer & Company (Kendal) Limited, and BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent	10-Q	4.1	8/7/2018	001-31410
4.9
Eighth Supplemental Indenture, dated as of November 16, 2018, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation and John Farrer & Company (Kendal) Limited, and BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent
						*
4.10
Ninth Supplemental Indenture, dated as of January 15, 2019, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation, Amazon Springs Water Co. Ltd., Mountain Valley Holdings LLC, Mountain Valley Spring Company, LLC and Mountain Valley Logistics, LLC, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee
						*
4.11	Indenture, dated as of March 22, 2017, by and among Cott Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent, governing the 5.500% Senior Notes due 2025	8-K	4.1	3/22/2017	001-31410
4.12	Form of 5.500% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.11)	8-K	4.1	3/22/2017	001-31410
4.13	Third Supplemental Indenture, dated as of April 16, 2018, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc. and certain of its subsidiaries, including Crystal Rock Holdings, Inc. and Crystal Rock LLC, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent	10-Q	4.2	5/10/2018	001-31410

4.14	Fourth Supplemental Indenture, dated as of June 29, 2018, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc. and John Farrer & Company (Kendal) Limited, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent	10-Q	4.2	8/7/2018	001-31410
4.15
Fifth Supplemental Indenture, dated as of November 16, 2018, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc., Amazon Springs Water Co. Ltd., Mountain Valley Holdings LLC, Mountain Valley Spring Company, LLC and Mountain Valley Logistics, LLC, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee
						*
4.16
Sixth Supplemental Indenture, dated as of January 15, 2019, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc. and Cott Cayman, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee
						*
4.17	Shareholder Rights Plan Agreement, dated as of May 1, 2018, between Cott Corporation and Computershare Investor Services Inc., as Rights Agent	8-K	4.1	5/4/2018	001-31410
10.1 (1)	Amendment and Restatement Agreement, dated as of August 3, 2016, to the Credit Agreement dated as of August 17, 2010, as amended, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC, DS Services of America, Inc. and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK security trustee, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto	10-Q	10.4	8/9/2016	001-31410
10.2	Second Amendment and Restatement Agreement, dated as of January 30, 2018, to the Credit Agreement dated as of August 17, 2010, as amended, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC, DS Services of America, Inc. and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK security trustee, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto	8-K	10.1	2/2/2018	001-31410
10.3 (2)	Employment Offer Letter to Jerry Fowden dated February 18, 2009	8-K	10.1	2/24/2009	001-31410
10.4 (2)	Offer Letter Agreement with Jerry Fowden dated August 1, 2018	8-K	10.1	8/3/2018	001-31410
10.5 (2)	Employment Offer Letter to Jay Wells dated January 14, 2012	10-Q	10.1	5/7/2012	001-31410
10.6 (2)	First Amended and Restated Employment Agreement, dated as of December 16, 2014, between DS Services of America, Inc. and Thomas J. Harrington	10-K	10.23	3/4/2015	001-31410

10.7 (2)	Offer Letter Agreement with Thomas Harrington dated August 1, 2018	8-K	10.2	8/3/2018	001-31410
10.8 (2)	Employment Offer Letter to Ron Hinson dated November 6, 2017	10-Q	10.1	11/9/2017	001-31410
10.9 (2)	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010	10-Q	10.1	5/12/2010	001-31410
10.10 (2)	Employment Offer Letter to Jason Ausher dated May 6, 2015	10-Q	10.2	8/5/2015	001-31410
10.11 (2)	Contract of Employment between Aimia Foods Limited and Steven Kitching dated February 14, 2019					*
10.12 (2)	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009	8-K	10.2	2/24/2009	001-31410
10.13 (2)	First Amendment to the Cott Corporation Severance and Non-Competition Plan, dated August 1, 2018	8-K	10.3	8/3/2018	001-31410
10.14 (2)	Amended and Restated Cott Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/28/2013	001-31410
10.15 (2)	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/26/2015	001-31410
10.16 (2)	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan	10-Q	10.3	8/9/2016	001-31410
10.17 (2)	Cott Corporation 2018 Equity Incentive Plan	DEF 14A	Appendix B	3/21/2018	001-31410
10.18 (2)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan	10-K	10.22	2/29/2016	001-31410
10.19 (2)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan	10-K	10.23	2/29/2016	001-31410
10.20 (2)	Form of Nonqualified Stock Option Agreement under the Amended and Restated Cott Corporation Equity Incentive Plan	10-K	10.24	2/29/2016	001-31410
21.1	List of Subsidiaries of Cott Corporation					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2018.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2018.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2018.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2018.					*
______________________

1     Confidential treatment has been granted for portions of this exhibit.
2     Indicates a management contract or compensatory plan.
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

/s/ THOMAS J. HARRINGTON
Thomas J. Harrington
Chief Executive Officer
Date: February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ THOMAS J HARRINGTON	/S/ BETTY JANE HESS
Thomas J. Harrington Chief Executive Officer, Director (Principal Executive Officer) Date: February 27, 2019	Betty Jane Hess Director Date: February 27, 2019
/S/ JAY WELLS	/S/GREGORY MONAHAN
Jay Wells Chief Financial and Administrative Officer (Principal Financial Officer) Date: February 27, 2019	Gregory Monahan Director Date: February 27, 2019
/S/ JASON AUSHER	/S/ MARIO PILOZZI
Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: February 27, 2019	Mario Pilozzi Director Date: February 27, 2019
/S/ JERRY FOWDEN	/S/ BRITTA BOMHARD
Jerry Fowden Executive Chairman, Director Date: February 27, 2019	Britta Bomhard Director Date: February 27, 2019
/S/ STEVEN STANBROOK	/S/ GRAHAM SAVAGE
Steven Stanbrook Director Date: February 27, 2019	Graham Savage Director Date: February 27, 2019
/S/ STEPHEN H. HALPERIN	/S/ ERIC ROSENFELD
Stephen H. Halperin Director Date: February 27, 2019	Eric Rosenfeld Director Date: February 27, 2019

COTT CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cott Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cott Corporation and its subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 29, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Tampa, Florida
February 27, 2019
We have served as the Company’s auditor since 2007.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions of U.S. dollars, except share and per share amounts)

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue, net	$2,372.9	$2,269.7	$1,623.2
Cost of sales	1,197.3	1,142.0	773.1
Gross profit	1,175.6	1,127.7	850.1
Selling, general and administrative expenses	1,092.1	1,043.2	806.2
Loss on disposal of property, plant and equipment, net	9.4	10.2	6.6
Acquisition and integration expenses	15.3	30.4	27.8
Operating income	58.8	43.9	9.5
Other (income) expense, net	(42.9)	(8.0)	5.6
Interest expense, net	77.6	85.5	43.0
Income (loss) from continuing operations before income taxes	24.1	(33.6)	(39.1)
Income tax (benefit) expense	(4.8)	(30.0)	21.2
Net income (loss) from continuing operations	$28.9	$(3.6)	$(60.3)
Net income (loss) from discontinued operations, net of income taxes (Note 2)	354.6	10.7	(11.2)
Net income (loss)	$383.5	$7.1	$(71.5)
Less: Net income attributable to non-controlling interests - discontinued operations	0.6	8.5	6.3
Net income (loss) attributable to Cott Corporation	$382.9	$(1.4)	$(77.8)
Net income (loss) per common share attributable to Cott Corporation
Basic:
Continuing operations	$0.21	$(0.03)	$(0.47)
Discontinued operations	$2.54	$0.02	$(0.14)
Net income (loss)	$2.75	$(0.01)	$(0.61)
Diluted:
Continuing operations	$0.21	$(0.03)	$(0.47)
Discontinued operations	$2.50	$0.02	$(0.14)
Net income (loss)	$2.71	$(0.01)	$(0.61)
Weighted average common shares outstanding (in thousands)
Basic	139,097	139,078	128,290
Diluted	141,436	139,078	128,290
Dividends declared per common share	$0.24	$0.24	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions of U.S. dollars)

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income (loss)	$383.5	$7.1	$(71.5)
Other comprehensive income (loss):
Currency translation adjustment	(16.1)	27.2	(42.0)
Pension benefit plan, net of tax [1,2]	17.1	(2.4)	(4.3)
Unrealized (loss) gain on derivative instruments, net of tax [3]	(8.3)	(1.3)	4.6
Total other comprehensive (loss) income	(7.3)	23.5	(41.7)
Comprehensive income (loss)	$376.2	$30.6	$(113.2)
Less: Comprehensive income attributable to non-controlling interests	0.6	8.5	6.3
Comprehensive income (loss) attributable to Cott Corporation	$375.6	$22.1	$(119.5)
______________________

[1]	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on sale of discontinued operations for the year ended December 29, 2018.

[2]	Net of the effect of a $0.1 million tax expense, $0.6 million tax benefit and $0.3 million tax benefit for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.
3     Net of the effect of a 2.5 million tax benefit for the year ended December 29, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share amounts)

	December 29, 2018	December 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$170.8	$91.9
Accounts receivable, net of allowance of $9.6 ($7.8 as of December 30, 2017)	308.3	285.0
Inventories	129.6	127.6
Prepaid expenses and other current assets	27.2	20.7
Current assets of discontinued operations	—	408.7
Total current assets	635.9	933.9
Property, plant and equipment, net	624.7	584.2
Goodwill	1,143.9	1,104.7
Intangible assets, net	739.2	751.1
Deferred tax assets	0.1	2.3
Other long-term assets, net	31.7	39.4
Long-term assets of discontinued operations	—	677.5
Total assets	$3,175.5	$4,093.1
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$89.0	$—
Short-term borrowings required to be repaid or extinguished as part of divestiture	—	220.3
Current maturities of long-term debt	3.0	5.1
Accounts payable and accrued liabilities	469.0	412.9
Current liabilities of discontinued operations	—	295.1
Total current liabilities	561.0	933.4
Long-term debt	1,250.2	1,542.6
Debt required to be repaid or extinguished as part of divestiture	—	519.0
Deferred tax liabilities	124.3	98.4
Other long-term liabilities	69.6	68.2
Long-term liabilities of discontinued operations	—	45.8
Total liabilities	2,005.1	3,207.4
Commitments and contingencies - Note 19
Equity
Common shares, no par value - 136,195,108 shares issued (December 30, 2017 - 139,488,805 shares issued)	899.4	917.1
Additional paid-in-capital	73.9	69.1
Retained earnings (accumulated deficit)	298.8	(12.2)
Accumulated other comprehensive loss	(101.7)	(94.4)
Total Cott Corporation equity	1,170.4	879.6
Non-controlling interests	—	6.1
Total equity	1,170.4	885.7
Total liabilities and equity	$3,175.5	$4,093.1

Approved by the Board of Directors:
/s/ Graham Savage
Director
The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities of continuing operations:
Net income (loss)	$383.5	$7.1	$(71.5)
Net income (loss) from discontinued operations, net of income taxes	354.6	10.7	(11.2)
Net income (loss) from continuing operations	28.9	(3.6)	(60.3)
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	194.6	188.6	151.1
Amortization of financing fees	3.5	1.9	0.5
Amortization of senior notes premium	(0.4)	(5.1)	(5.9)
Share-based compensation expense	17.3	17.5	7.0
(Benefit) provision for deferred income taxes	(6.7)	(33.9)	19.9
Commodity hedging loss (gain), net	0.3	(0.3)	9.7
Gain on extinguishment of long-term debt	(7.1)	(1.5)	—
Gain on sale of business	(6.0)	—	—
Loss on disposal of property, plant and equipment, net	9.4	10.2	6.6
Other non-cash items	(2.9)	1.9	9.7
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10.8)	(8.0)	(3.1)
Inventories	(0.5)	(2.0)	12.9
Prepaid expenses and other current assets	(4.0)	0.9	(4.6)
Other assets	(0.5)	2.1	(1.3)
Accounts payable and accrued liabilities and other liabilities	29.2	7.3	3.3
Net cash provided by operating activities from continuing operations	244.3	176.0	145.5
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(164.0)	(35.5)	(959.4)
Additions to property, plant and equipment	(130.8)	(121.3)	(95.1)
Additions to intangible assets	(13.2)	(5.6)	(4.2)
Proceeds from sale of property, plant and equipment and sale-leaseback	4.1	7.8	5.7
Proceeds from sale of business, net of cash sold	12.8	—	—
Proceeds from sale of equity securities	7.9	—	—
Other investing activities	0.5	1.0	0.4
Net cash used in investing activities from continuing operations	(282.7)	(153.6)	(1,052.6)
Cash flows from financing activities of continuing operations:
Payments of long-term debt	(264.5)	(101.5)	(0.5)
Issuance of long-term debt	2.7	750.0	498.7
Borrowings under ABL	98.4	—	—
Payments under ABL	(17.4)	—	—
Premiums and costs paid upon extinguishment of long-term debt	(12.5)	(7.7)	—
Issuance of common shares	6.4	3.5	366.8

Common shares repurchased and canceled	(74.9)	(3.8)	(5.7)
Financing fees	(1.5)	(11.1)	(10.1)
Dividends paid to common and preferred shareholders	(33.4)	(33.4)	(31.4)
Payment of contingent consideration for acquisitions	(2.8)	—	(10.8)
Other financing activities	2.9	0.5	0.1
Net cash (used in) provided by financing activities from continuing operations	(296.6)	596.5	807.1
Cash flows from discontinued operations:
Operating activities of discontinued operations	(97.6)	102.7	124.3
Investing activities of discontinued operations	1,225.5	(44.7)	(44.0)
Financing activities of discontinued operations	(769.7)	(643.4)	68.6
Net cash provided by (used in) discontinued operations	358.2	(585.4)	148.9
Effect of exchange rate changes on cash	(10.3)	6.3	(7.9)
Net increase in cash, cash equivalents and restricted cash	12.9	39.8	41.0
Cash and cash equivalents and restricted cash, beginning of year	157.9	118.1	77.1
Cash and cash equivalents and restricted cash, end of year	170.8	157.9	118.1
Cash and cash equivalents and restricted cash of discontinued operations, end of year	—	66.0	40.0
Cash and cash equivalents and restricted cash from continuing operations, end of year	$170.8	$91.9	$78.1
Supplemental Non-cash Investing and Financing Activities:
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$11.6	$10.9	$3.1
Accrued deferred financing fees	$—	$0.6	$0.5
Dividends payable issued through accounts payable and other accrued liabilities	$0.3	$0.3	$0.3
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$68.9	$81.6	$48.5
Cash paid for income taxes, net	$9.6	$1.9	$3.3
The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions of U.S. dollars, except share amounts)

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
Balance at January 2, 2016	109,695	$534.7	$51.2	$129.6	$(76.2)	$6.6	$645.9
Cumulative effect adjustment	—	—	—	2.8	—	—	2.8
Common shares repurchased and canceled	(409)	(5.7)	—	—	—	—	(5.7)
Common shares issued - Equity Incentive Plan	1,327	15.1	(6.2)	—	—	—	8.9
Common shares issued - Equity issuance	27,853	363.6	—	—	—	—	363.6
Common shares issued - Dividend Reinvestment Plan	23	0.3	—	—	—	—	0.3
Common shares issued - Employee Stock Purchase Plan	102	1.3	(0.2)	—	—	—	1.1
Share-based compensation	—	—	9.4	—	—	—	9.4
Common shares dividend	—	—	—	(31.7)	—	—	(31.7)
Distributions to non-controlling interests	—	—	—	—	—	(7.6)	(7.6)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(42.0)	—	(42.0)
Pension benefit plan, net of tax	—	—	—	—	(4.3)	—	(4.3)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	4.6	—	4.6
Net (loss) income	—	—	—	(77.8)	—	6.3	(71.5)
Balance at December 31, 2016	138,591	$909.3	$54.2	$22.9	$(117.9)	$5.3	$873.8
Common shares repurchased and canceled	(277)	(3.8)	—	—	—	—	(3.8)
Common shares issued - Equity Incentive Plan	1,004	9.4	(7.7)	—	—	—	1.7
Common shares issued - Dividend Reinvestment Plan	34	0.5	—	—	—	—	0.5
Common shares issued - Employee Stock Purchase Plan	137	1.7	(0.3)	—	—	—	1.4
Share-based compensation	—	—	22.9	—	—	—	22.9
Common shares dividends	—	—	—	(33.7)	—	—	(33.7)
Distributions to non-controlling interests	—	—	—	—	—	(7.7)	(7.7)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	27.2	—	27.2
Pension benefit plan, net of tax	—	—	—	—	(2.4)	—	(2.4)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(1.3)	—	(1.3)
Net (loss) income	—	—	—	(1.4)	—	8.5	7.1

Balance at December 30, 2017	139,489	$917.1	$69.1	$(12.2)	$(94.4)	$6.1	$885.7
Common shares repurchased and canceled	(4,981)	(36.7)	—	(38.2)	—	—	(74.9)
Common shares issued - Equity Incentive Plan	1,581	17.4	(12.4)	—	—	—	5.0
Common shares issued - Dividend Reinvestment Plan	20	0.3	—	—	—	—	0.3
Common shares issued - Employee Stock Purchase Plan	86	1.3	(0.2)	—	—	—	1.1
Share-based compensation	—	—	17.4	—	—	—	17.4
Common shares dividends	—	—	—	(33.7)	—	—	(33.7)
Distributions to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Sale of subsidiary shares of non-controlling interests	—	—	—	—	—	(5.8)	(5.8)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(16.1)	—	(16.1)
Pension benefit plan, net of tax	—	—	—	—	17.1	—	17.1
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(8.3)	—	(8.3)
Net income	—	—	—	382.9	—	0.6	383.5
Balance at December 29, 2018	136,195	$899.4	$73.9	$298.8	$(101.7)	$—	$1,170.4

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
We operate through three reporting segments: Route Based Services; Coffee, Tea and Extract Solutions; and All Other, which includes our UK Other operating segment, our soft drink concentrate production business and our Royal Crown International (“RCI”) division (“Cott Beverages LLC”) and other miscellaneous expenses.
Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of our reporting segments. During the second quarter of 2018, we combined and disclosed the corporate oversight function in the All Other category. In addition, after the completion of the Transaction (as defined below) in January 2018, we re-evaluated the measure of profit for our reportable segments and determined that excluding corporate allocations from segment operating income was appropriate, as these costs are not considered by management when evaluating performance. Our segment reporting results have been recast to reflect these changes for all periods presented. See Note 10 to the Consolidated Financial Statements for segment reporting.
Our fiscal year is based on either a 52- or 53- week period ending on the Saturday closest to December 31. For the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, we had 52- weeks of activity. One of our subsidiaries uses a Gregorian calendar year-end which differs from the Company's 52- or 53- week fiscal year-end. Differences arising from the use of the different fiscal year-ends were not deemed material for the fiscal years ended December 29, 2018, December 30, 2017 or December 31, 2016.
Basis of consolidation
The Consolidated Financial Statements include our accounts, our wholly-owned and majority-owned subsidiaries that we control. All intercompany transactions and accounts have been eliminated in consolidation.
Discontinued Operations
In July 2017, we entered into a Share Purchase Agreement with Refresco Group B.V., a Dutch company (“Refresco”), pursuant to which we sold to Refresco, on January 30, 2018, our carbonated soft drinks and juice businesses via the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business (collectively, the “Traditional Business” and such transaction, the “Transaction”). The Transaction was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments resolved in December 2018 by the payment of $7.9 million from the Company to Refresco. The sale of the Traditional Business represented a strategic shift and had a major effect on our operations and, therefore, the Traditional Business is presented herein as discontinued operations. The Traditional Business excludes our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, our Aimia Foods (“Aimia”), Decantae Mineral Water Ltd. (“Decantae”) and Cott Beverages LLC businesses.

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
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our Route Based Services and Coffee, Tea and Extract Solutions reporting segment branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A were $473.8 million, $440.8 million, and $360.4 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Selling, general and administrative expenses
We record all other expenses not charged to production as SG&A expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of SG&A expenses. Advertising costs are not significant to any reporting segment other than Route Based Services. Advertising costs expensed were approximately $24.0 million, $21.6 million, and $20.8 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

Share-based compensation
We have in effect equity incentive plans under which Time-based RSUs, Performance-based RSUs, non-qualified stock options and director share awards have been granted (as such terms are defined in Note 8 of the Consolidated Financial Statements). Share-based compensation expense for all share-based compensation awards is based on the grant-date fair value. We recognized these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years, and account for forfeitures when they occur. The fair value of the Company’s Time-based RSUs, Performance-based RSUs and director share awards are based on the closing market price of its common shares on the date of grant as stated on the NYSE. We estimate the fair value of non-qualified options as of the date of grant using the Black-Scholes option pricing model. This model considers, among other factors, the expected life of the award, the expected volatility of the Company’s share price, and expected dividends. The Company records share-based compensation expense in SG&A expenses.
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
Allowance for doubtful accounts
A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and deductions. Our accounting policy for the allowance for doubtful accounts requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers. This evaluation considers the customer demographic, such as large commercial customers as compared to small businesses or individual customers. We consider our accounts receivable delinquent or past due based on payment terms established with each customer. Accounts receivable are written off when the account is determined to be uncollectible.
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
Customer deposits
The Company generally collects deposits on three- and five-gallon bottles used by our home and office water delivery customers. Such deposits are refunded only after customers return such bottles in satisfactory condition. The associated bottle deposit liability is estimated based on the number of water customers, average consumption and return rates and bottle deposit market rates. The Company analyzes these assumptions quarterly and adjusts the bottle deposit liability as necessary.
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
The following table summarizes our goodwill on a reporting segment basis as of December 29, 2018 and December 30, 2017:

	Reporting Segment
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Balance December 31, 2016	$886.5	$117.1	$44.7	$1,048.3
Goodwill acquired during the year	8.5	—	1.3	9.8
Adjustments	0.1	0.7	—	0.8
Foreign exchange	$41.6	$—	$4.2	$45.8
Balance December 30, 2017	936.7	117.8	50.2	1,104.7
Goodwill acquired during the year	55.6	—	7.7	63.3
Adjustments [1]	(3.0)	—	—	(3.0)
Foreign exchange	(17.6)	—	(3.5)	(21.1)
Balance December 29, 2018	$971.7	$117.8	$54.4	$1,143.9
______________________

[1]
For the year ended December 29, 2018, the Company recorded adjustments to goodwill allocated to the Route Based Services segment in connection with the acquisition of Crystal Rock (see Note 4 to the Consolidated Financial Statements).

Cott operates through four operating segments: Route Based Services; Coffee, Tea and Extract Solutions; UK Other; and Cott Beverages LLC. Route Based Services, Coffee, Tea and Extract Solutions are also reportable segments and UK Other and Cott Beverages LLC are combined and disclosed in the All Other category. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our Route Based Services operating segment was determined to have four components: DS Services of America, Inc. (“DSS”), Mountain Valley Spring Company (“Mountain Valley”), Aquaterra Corporation (“Aquaterra”) and Eden Springs B.V. (“Eden”). We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). For the purpose of testing goodwill for impairment in 2018, we have determined our reporting units are DSSAqua, Eden, S&D, Aimia, Decantae, Farrers and Cott Beverages LLC. Mountain Valley was acquired subsequent to our annual goodwill impairment testing date and as such was not part of our annual assessment. DSSAqua and Eden are components of the Route Based Services operating segment. S&D is a component of the Coffee, Tea and Extract Solutions operating segment. Aimia, Decantae and Farrers are components of the UK Other operating segment.
We had goodwill of $1,143.9 million on our Consolidated Balance Sheet at December 29, 2018, which represents amounts for the DSSAqua, Mountain Valley, Eden, S&D, Aimia, Decantae, Farrers and Cott Beverages LLC reporting units.
For purposes of the 2018 annual test, we elected to perform a qualitative assessment for our DSSAqua, Decantae, Farrers and Cott Beverages LLC reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the DSSAqua, Decantae, Farrers and Cott Beverages LLC reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment. Goodwill allocated to the DSSAqua, Decantae, Farrers and Cott Beverages LLC reporting units as of December 29, 2018 is $637.3 million, $1.6 million, $0.5 million and $4.5 million, respectively.

For the Eden, S&D and Aimia reporting units, we elected to bypass the qualitative assessment and performed a quantitative analysis due to a decline in 2018 actual versus projected operating results. We determined the fair value of each reporting unit being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of each reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our 2018 valuation of the reporting units include the weighted-average terminal growth rates of 1.5%, 2.5% and 2.0% and discount rates of 9.0%, 8.5% and 10.5% for our Eden, S&D and Aimia reporting units, respectively. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair values of Eden, S&D and Aimia reporting units exceeded their carrying values by approximately 15.7%, 28.2% and 20.8%, respectively. Therefore no goodwill impairment charges were recorded in the fourth quarter ended December 29, 2018. Goodwill allocated to the Eden, S&D and Aimia reporting units as of December 29, 2018 are $313.9 million, $117.8 million and $47.8 million, respectively.
For the Mountain Valley reporting unit, we did not perform a qualitative or quantitative assessment as the underlying net assets of the reporting unit were acquired in the fourth quarter of 2018 and there was no indication of changes to the business environment or the operations of the reporting unit that would cause us to conclude that it was more likely than not that the fair value of the Mountain Valley reporting unit was less than its carrying value, including goodwill. Goodwill allocated to the Mountain Valley reporting unit as of December 29, 2018 is $20.5 million.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2018, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
Intangible assets
As of December 29, 2018, our intangible assets subject to amortization, net of accumulated amortization were $432.4 million, consisting principally of $392.0 million of customer relationships that arose from acquisitions, $17.5 million of software, and $12.7 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due a triggering event, such as a loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. In 2018, we recorded $9.2 million in customer relationships acquired with the Mountain Valley Acquisition (as defined in Note 4 to the Consolidated Financial Statements) and $8.4 million in customer relationships acquired with the Crystal Rock Acquisition (as defined in Note 4 to the Consolidated Financial Statements). We did not record impairment charges for other intangible assets in 2018, 2017 or 2016.
Our intangible assets with indefinite lives relate to the following: the 2001 acquisition of intellectual property from Royal Crown Company, Inc., and include the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”); trademarks acquired in the acquisition of DSS (the “DSS Trademarks”); trademarks acquired in the acquisition of Eden (the “Eden Trademarks”), trademarks acquired in the acquisition of Aquaterra (the “Aquaterra Trademarks”), trademarks acquired in the Mountain Valley Acquisition (the “Mountain Valley Trademarks”) and trademarks acquired in the Crystal Rock Acquisition ( the “Crystal Rock Trademarks”). These assets have an aggregate net book value of $306.8 million as of December 29, 2018. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.

The life of the Rights, DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks are considered to be indefinite and therefore these intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible asset to its fair value and when the carrying amount is greater than the fair value, we recognize in income an impairment loss. During the fourth quarter of 2018, management concluded that it was more likely than not that the fair value of the Rights, DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were greater than their respective carrying value, indicating no impairment.
We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the Rights, DSS Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. We concluded that it was more likely than not that the fair value of the Rights, DSS Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were more than its carrying value and therefore we were not required to perform any additional testing.
To determine the fair value of the Eden Trademarks, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, the estimated fair value of the Eden Trademarks exceeded the carrying value by approximately 29.2%. If actual revenues in future periods, are less than currently projected for the Eden Trademarks, these trademarks could be impaired.
Impairment and disposal of long-lived assets
When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss based on discounted cash flows in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. We did not record impairments of long-lived assets in 2018 or 2017. As part of normal business operations, we identify long-lived assets that are no longer productive and dispose of them. Losses on disposals of assets are presented separately in our Consolidated Statements of Operations as part of operating income. We recognized losses on disposal of property, plant and equipment, net of $9.4 million for the year ended December 29, 2018 ($10.2 million—December 30, 2017; $6.6 million—December 31, 2016).
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
Effective December 31, 2017, we adopted FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 was applied using the modified retrospective method. Adoption of this standard did not result in a cumulative adjustment to the opening balance of retained earnings at December 31, 2017 and did not have any other material effect on the results of operations, financial position or cash flows of the Company for the year ended December 29, 2018 (see Note 3 to the Consolidated Financial Statements).
Updated ASU 2016-16 - Intra-Entity Transfers of Assets Other Than Inventory - Income Taxes (Topic 740)
In October 2016, the FASB amended its guidance on accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendment requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. We adopted the guidance in this amendment effective December 31, 2017. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.

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
Effective December 31, 2017, we adopted the guidance in this amendment retrospectively. The new standard requires that only the service cost component of the net periodic benefit cost is presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. All other components of net periodic benefit cost are excluded from operating income. Other components of net periodic benefit cost are presented in other (income) expense, net on the Consolidated Statements of Operations. Adoption of this standard resulted in a $5.0 million decrease to operating income for the year ended December 30, 2017.
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
Update ASU 2018-05 – Income Taxes—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (Topic 740)
In March 2018, the FASB amended its guidance regarding Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“Tax Act”), which made broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year 2018. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for entities to complete the accounting under ASC 740. In accordance with SAB 118, an entity must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that an entity’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If an entity cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has applied SAB 118, recorded a provisional estimate related to certain 2017 effects of the Tax Act, and provided the required disclosures. In the fourth quarter of 2018 and in accordance with SAB 118, the Company's accounting for the effects of the enactment of the Tax Act was completed without any adjustments to the provisional estimates.

Recently issued accounting pronouncements
Update ASU 2016-02 – Leases (Topic 842), amended by Update ASU 2018-11 – Leases—Targeted Improvements (Topic 842)
In February 2016, the FASB issued an update to its guidance on lease accounting for lessees and lessors. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. Additionally, this update requires both qualitative and specific quantitative disclosures. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The update requires adoption using a modified retrospective transition approach, with certain practical expedients available, with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.
The amended guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, but instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under ASC 606 and both of the following are met: 1) the timing and pattern of transfer of the non-lease component or components and associated lease component are the same; and 2) the lease component, if accounted for separately, would be classified as an operating lease. If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with ASC 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with ASC 842.
Effective December 30, 2018, we adopted the guidance in this amendment using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. The cumulative-effect adjustment recognized to the opening balance of retained earnings was $13.7 million related to unamortized deferred gains associated with sale-leaseback transactions which were previously being amortized over the leaseback term.
We implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption. We are in the process of validating and reconciling data outputs from the lease accounting system and believe there will be significant right of use assets and lease liabilities for real estate and equipment leases that will be recorded on our Consolidated Balance Sheet as of December 30, 2018. We do not anticipate a material impact on our results of operations or cash flows.
The standard also requires lessors to classify leases as sales-type, direct financing or operating leases, similar to existing guidance. We concluded that all of our lessor lease arrangements will continue to be classified as operating leases under the new standard.
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
Update ASU 2018-07 – Compensation—Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)
In June 2018, the FASB amended its guidance to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The amended guidance also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
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
Note 2—Discontinued Operations
On January 30, 2018, the Company completed the sale of the Traditional Business to Refresco. The Transaction was structured as a sale of the assets of the Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after the Company completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments, resolved in December 2018 by the payment of $7.9 million from the Company to Refresco. As of December 29, 2018, $12.5 million of the total sale proceeds are being held in escrow by a third party escrow agent to secure potential indemnification claims. The escrow will be released, subject to any amounts for pending indemnification claims, on the 18-month anniversary of the closing date of the Transaction. These funds are included in cash and cash equivalents on the Consolidated Balance Sheet as of December 29, 2018.
In connection with the Transaction, the Company and Refresco entered into a Transition Services Agreement pursuant to which the Company and Refresco provide certain services to each other for various service periods, with the longest service period being 18 months, including tax and accounting services, certain human resources services, communications systems and support, and insurance/risk management. Each party is compensated for services rendered as set forth in the Transition Services Agreement. Each service period may be extended as set forth in the Transition Services Agreement, up to a maximum extension of 180 days.
In addition, the Company and Refresco entered into certain Co-pack Manufacturing Agreements pursuant to which the Company and Refresco manufacture and supply certain beverage products for each other and a Concentrate Supply Agreement pursuant to which the Company supplies concentrates to Refresco. Each party will be compensated for the products they supply as set forth in the applicable agreement. The Co-pack Manufacturing Agreements have a term of 36 months, and the Concentrate Supply Agreement has the same term as that of the Transition Services Agreement.
For the year ended December 29, 2018, the Company paid Refresco $8.7 million for the contract manufacture of beverage products and reimbursed Refresco $47.2 million for various operational expenses that were paid by Refresco on its behalf. For the year ended December 29, 2018, Refresco paid the Company $45.5 million for the contract manufacture of beverage products.

The major components of net income (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
(in millions of U.S. dollars)
Revenue, net	$111.2	$1,637.1	$1,658.6
Cost of sales	98.4	1,428.4	1,434.5
Operating income from discontinued operations	2.0	49.9	72.7
Gain on sale of discontinued operations	427.9	—	—
Income (loss) from discontinued operations, before income taxes	402.5	(20.5)	(6.8)
Income tax expense (benefit) [1]	47.9	(31.2)	4.4
Net income (loss) from discontinued operations, net of income taxes	354.6	10.7	(11.2)
Less: Net income attributable to non-controlling interests	0.6	8.5	6.3
Net income (loss) attributable to Cott Corporation – discontinued operations [2]	$354.0	$2.2	$(17.5)
______________________

[1]
The Transaction resulted in a taxable gain on sale in the U.S., which utilized a significant portion of the existing U.S. net operating loss carryforwards. As a result, the Company is in a net deferred tax liability position in the U.S. and thus a tax benefit of approximately $35.1 million related to a release of the U.S. valuation allowance was recorded in 2018 and is offsetting the overall income tax expense related to discontinued operations. The Transaction resulted in a non-taxable gain on sale in the United Kingdom. No tax benefit resulted from the Transaction related to the taxable loss on sale in Canada due to the Company's valuation allowance position.

[2]
Net income (loss) attributable to Cott Corporation - discontinued operations is inclusive of interest expense on short-term borrowings and debt required to be repaid or extinguished as part of divestiture of $3.4 million for the year ended December 29, 2018 (December 30, 2017 - $49.5 million; December 31, 2016 - $81.2 million).

Assets and liabilities of discontinued operations presented in the accompanying Consolidated Balance Sheet as of December 30, 2017 include the following:

(in millions of U.S. dollars)	December 30, 2017
ASSETS
Cash and cash equivalents	$66.0
Accounts receivable, net	143.2
Inventories	191.2
Prepaid expenses and other current assets	8.3
Current assets of discontinued operations	408.7
Property, plant and equipment, net	350.7
Goodwill	136.8
Intangible assets, net	176.2
Other long-term assets, net	13.8
Long-term assets of discontinued operations	$677.5
LIABILITIES
Current maturities of long-term debt	0.5
Accounts payable and accrued liabilities	294.6
Current liabilities of discontinued operations	295.1
Long-term debt	0.9
Deferred tax liabilities	1.0
Other long-term liabilities	43.9
Long-term liabilities of discontinued operations	$45.8
Cash flows from discontinued operations included borrowings and payments under the ABL facility of $262.4 million and $482.8 million, respectively, for the year ended December 29, 2018, $3,004.1 million and $2,990.7 million, respectively, for the year ended December 30, 2017, and $2,401.7 million and $2,318.9 million, respectively, for the year ended December 31, 2016.

Note 3—Revenue
We are a water, coffee, tea, extracts and filtration service company. Our principal source of revenue is from bottled water delivery to residential and business customers primarily in North America and Europe, and the manufacture and distribution of coffee, tea and extracts to institutional and commercial customers in the United States. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.

Contract Estimates
The nature of certain of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which the Company historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $10.5 million and $6.9 million at December 29, 2018 and December 30, 2017, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from the Company’s customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at December 29, 2018 and December 30, 2017 were $22.0 million and $23.2 million, respectively. The amount of revenue recognized for the year ended December 29, 2018 that was included in the December 30, 2017 deferred revenue balance was $22.9 million.
The Company does not have any material contract assets as of December 29, 2018.
Disaggregated Revenue
In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2018	December 30, 2017	December 31, 2016
United States	$1,786.9	$1,709.0	$1,299.0
United Kingdom	173.2	160.0	130.3
Canada	64.1	61.8	61.2
All other countries	348.7	338.9	132.7
Total [1]	$2,372.9	$2,269.7	$1,623.2
______________________
1     Prior-period amounts are not adjusted under the modified-retrospective method of adoption.

Note 4—Acquisitions
Mountain Valley Acquisition
On October 15, 2018, DSS, a wholly owned subsidiary of the Company, acquired Mountain Valley, a growing American brand of spring and sparkling bottled water delivered to homes and offices throughout the U.S. (the “Mountain Valley Acquisition”). The purchase price paid by DSS in the Mountain Valley Acquisition was $80.4 million on a debt and cash free basis, subject to adjustments for closing date cash, working capital, indebtedness and certain expenses. The Mountain Valley Acquisition was funded through a combination of incremental borrowings under the Company’s ABL facility and cash on hand.
The total consideration paid by DSS in the Mountain Valley Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$62.5
Cash paid on behalf of sellers for sellers' transaction expenses	1.8
Cash paid to retire outstanding debt on behalf of sellers	16.1
Total consideration	$80.4
The Mountain Valley Acquisition supported the Company’s strategy to expand the Company’s existing home and office bottled water category into premium spring, sparkling and flavored water. The Company has accounted for this transaction as a business combination which requires that assets acquired and liabilities assumed be measured at their acquisition date fair values.
A preliminary allocation of the purchase price of $80.4 million has been made to the major categories of assets acquired and liabilities assumed based on management's estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Acquired Value
Cash and cash equivalents	$8.2
Accounts receivable	4.2
Inventory	2.3
Prepaid expenses and other assets	0.2
Property, plant and equipment	38.5
Goodwill	20.5
Intangible assets	25.8
Accounts payable and accrued liabilities	(19.3)
Total	$80.4
The assets and liabilities acquired with the Mountain Valley Acquisition are recorded at their estimated fair values per preliminary valuations and management estimates and are subject to change when formal valuations and other studies are finalized. The fair values of acquired property, plant and equipment, customer relationships, and deferred taxes are provisional pending validation and receipt of the final valuations for those assets. The fair value of the assumed customer bottle deposit liability included in accounts payable and accrued liabilities is provisional pending management review. In addition, consideration for potential loss contingencies, including uncertain tax positions, are still under review.
The amount of revenues and net income related to the Mountain Valley Acquisition included in the Company’s Consolidated Statement of Operations for the period from the acquisition date through December 29, 2018 were $10.1 million and $1.2 million, respectively. During the year ended December 29, 2018, the Company incurred $1.0 million of acquisition-related costs associated with the Mountain Valley Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations for the year ended December 29, 2018.

Crystal Rock Acquisition
On March 21, 2018, the Company completed the acquisition of Crystal Rock Holdings, Inc., a direct-to-consumer home and office water, coffee and filtration business serving customers throughout New York and New England (“Crystal Rock”). The transaction was structured as a merger following a cash tender offer for all outstanding shares of Crystal Rock, with Crystal Rock becoming a wholly-owned indirect subsidiary of the Company (the "Crystal Rock Acquisition"). The aggregate consideration paid was $37.7 million and includes the purchase price paid to the Crystal Rock shareholders of $20.7 million, $0.8 million in costs paid on behalf of the sellers for the seller's transaction costs and $16.2 million of assumed debt and accrued interest obligations of the acquired company that was paid by the Company.
The total consideration paid by the Company in the Crystal Rock Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$20.7
Cash paid on behalf of sellers for sellers' transaction expenses	0.8
Total consideration	$21.5
The Crystal Rock Acquisition strengthens the Company's presence in New York and New England. The Company has accounted for this transaction as a business combination which requires that assets acquired and liabilities assumed be measured at their acquisition date fair values.
The purchase price of $21.5 million, net of debt, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments recorded during the year ended December 29, 2018 included adjustments to property, plant and equipment and intangible assets based on review of valuations, adjustments to deferred taxes and other long-term liabilities based on analysis of certain tax positions, as well as adjustments to accounts receivable, inventory, prepaid expenses, other assets and accounts payable and accrued liabilities based on review of their fair values as of the acquisition date. These measurement period adjustments did not have a material effect on our results of operations in prior periods.
The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the adjusted purchase price allocation of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$1.6	$—	$1.6
Accounts receivable	6.5	(0.1)	6.4
Inventory	2.3	(0.1)	2.2
Prepaid expenses and other current assets	1.2	1.0	2.2
Property, plant and equipment	9.4	(0.5)	8.9
Goodwill	16.7	(3.0)	13.7
Intangible assets	13.3	(0.7)	12.6
Other assets	0.8	(0.7)	0.1
Short-term borrowings	(4.1)	—	(4.1)
Current maturities of long-term debt	(1.6)	—	(1.6)
Accounts payable and accrued liabilities	(5.2)	(1.5)	(6.7)
Long-term debt	(10.4)	—	(10.4)
Deferred tax liabilities	(6.5)	4.0	(2.5)
Other long-term liabilities	(2.5)	1.6	(0.9)
Total	$21.5	$—	$21.5

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
The amount of revenues related to the Crystal Rock Acquisition included in the Company’s Consolidated Statement of Operations for the period from the acquisition date through December 29, 2018 was $42.3 million. During the year ended December 29, 2018, the Company incurred $3.6 million of acquisition-related costs associated with the Crystal Rock Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations for the year ended December 29, 2018. During the second quarter of 2018, Crystal Rock was integrated within our DSS business, therefore it is impracticable to determine the amount of net income related to the Crystal Rock Acquisition included in the Company's Statement of Operations for the period from the acquisition date through December 29, 2018.
Intangible Assets
In our determination of the estimated fair value of intangible assets, we consider, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business’ products. The estimated fair values of identified intangible assets are calculated considering both market participant assumptions, using an income approach as well as estimates and assumptions provided by Cott management and management of the acquired business. Assumptions include, but are not limited to, expected revenue growth, weighted-average terminal growth rate, risk adjusted discount rate and fair value royalty rate.
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
Mountain Valley Acquisition
The following table sets forth the components of identified intangible assets associated with the Mountain Valley Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Weighted Average Estimated Useful Life
Customer relationships	$9.2	20 years
Trademarks and trade names	16.6	Indefinite
Total	$25.8
Crystal Rock Acquisition
The following table sets forth the components of identified intangible assets associated with the Crystal Rock Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Weighted Average Estimated Useful Life
Customer relationships	$8.4	11 years
Trademarks and trade names	4.2	Indefinite
Total	$12.6

Goodwill
Mountain Valley Acquisition
The principal factor that resulted in recognition of goodwill in the Mountain Valley Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Mountain Valley Acquisition was allocated to the Route Based Services reporting segment and is expected to be tax deductible.

Crystal Rock Acquisition
The principal factor that resulted in recognition of goodwill in the Crystal Rock Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Crystal Rock Acquisition was allocated to the Route Based Services reporting segment, none of which is expected to be tax deductible.

Note 5—Other (Income) Expense, Net
The following table summarizes other (income) expense, net for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2018	December 30, 2017	December 31, 2016
Foreign exchange (gains) losses	$(7.1)	$(1.7)	$1.9
Proceeds from legal settlements	(14.9)	—	—
Gain on sale	(6.0)	—	—
Transition Services Agreement service income	(2.6)	—	—
Pension curtailment gain	—	(4.5)	—
Realized commodity hedging gains	—	—	(5.8)
Unrealized commodity hedging loss (gain), net	—	—	9.7
Gain on extinguishment of long-term debt	(7.1)	(1.5)	—
Other (gains) losses, net	(5.2)	(0.3)	(0.2)
Total	$(42.9)	$(8.0)	$5.6

Note 6—Interest Expense, Net
The following table summarizes interest expense, net for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2018	December 30, 2017	December 31, 2016
Interest on long-term debt	$72.2	$83.1	$42.9
Other interest expense, net	5.4	2.4	0.1
Total	$77.6	$85.5	$43.0

Note 7—Income Taxes
(Benefit) Provision for Income Taxes
Income (loss) from continuing operations, before income taxes consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2018	December 30, 2017	December 31, 2016
Canada	$(26.1)	$(29.1)	$(25.4)
Outside Canada	50.2	(4.5)	(13.7)
Income (loss) from continuing operations, before income taxes	$24.1	$(33.6)	$(39.1)
Income tax (benefit) expense consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2018	December 30, 2017	December 31, 2016
Current
Canada	$—	—	$—
Outside Canada	2.3	3.9	1.3
	$2.3	$3.9	$1.3
Deferred
Canada	$(5.6)	$—	$8.7
Outside Canada	(1.5)	(33.9)	11.2
	$(7.1)	$(33.9)	$19.9
Income tax (benefit) expense	$(4.8)	$(30.0)	$21.2

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2018	December 30, 2017	December 31, 2016
Income tax expense (benefit) based on Canadian statutory rates	$6.4	$(8.7)	$(10.1)
Foreign tax rate differential	(2.6)	(1.3)	(1.3)
Local taxes	0.5	(0.2)	(1.1)
Nontaxable interest income	(9.8)	(11.3)	(7.9)
Impact of intercompany transactions and dividends	1.0	(9.2)	(10.6)
Nontaxable capital gains	—	(3.7)	—
Dividend income	—	—	1.1
Change in enacted tax rates	3.4	(32.7)	(0.6)
Change in valuation allowance	(4.2)	45.8	48.6
Change in uncertain tax positions	(3.4)	(2.4)	(0.2)
Equity compensation	1.5	1.1	0.6
Permanent differences	1.1	(0.6)	1.8
Outside basis differences on discontinued operations	—	(3.8)	—
Adjustments to deferred taxes	0.7	(3.4)	—
Other items	0.6	0.4	0.9
Income tax (benefit) expense	$(4.8)	$(30.0)	$21.2

Deferred Tax Assets and Liabilities
Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	December 29, 2018	December 30, 2017
Deferred tax assets
Net operating loss carryforwards	$109.8	$181.6
Capital loss carryforwards	13.1	4.5
Liabilities and reserves	25.0	35.7
Stock options	8.1	7.0
Inventories	3.8	4.5
Interest expense	12.2	25.4
Outside basis differences on discontinued operations	—	3.8
Other	6.7	4.9
	178.7	267.4
Deferred tax liabilities
Property, plant and equipment	(65.7)	(69.2)
Intangible assets	(139.2)	(165.2)
	(204.9)	(234.4)
Valuation allowance	(98.0)	(129.1)
Net deferred tax liability	$(124.2)	$(96.1)
As a result of adopting ASU 2016-09 in 2016 on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings, the table of deferred tax assets and liabilities shown above includes deferred tax assets at December 30, 2017 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.
As of December 29, 2018, we have outside tax basis differences, including undistributed earnings, in our foreign subsidiaries. For 2018, deferred taxes have not been recorded on the undistributed earnings because the foreign subsidiaries have the ability to repatriate funds to its parent company tax-efficiently or the undistributed earnings are indefinitely reinvested under the accounting guidance. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our subsidiaries. It is not practicable to determine the excess book basis over outside tax basis in the shares or the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. We repatriated earnings of $83.1 million and $27.5 million to Canada in 2018 and 2017, respectively, incurring no tax expense. No earnings were repatriated to Canada in 2016. For 2017, we recorded a deferred tax asset of $3.8 million with a corresponding valuation allowance for the reversal of certain outside basis differences related to the divestiture of the Traditional Business.
As of December 29, 2018, we have operating loss carryforwards totaling $455.4 million, capital loss carryforwards totaling $49.9 million, and credit carryforwards totaling $4.3 million. The operating loss carryforward amount was attributable to Canadian operating loss carryforwards of $146.9 million that will expire from 2027 to 2039; U.S. federal and state operating loss carryforwards of $134.4 million and $12.5 million, respectively, that will expire from 2019 to 2038; Dutch operating loss carryforwards of $85.6 million that will expire from 2019 to 2024; and various other operating loss carryforwards of $75.9 million that will expire from 2019 to 2039.
The capital loss carryforward is attributable to Canadian capital losses of $45.1 million and Israeli capital losses of $4.8 million, all with indefinite lives. The credit carryforward is attributable to $1.3 million of refundable income tax credits and $3.0 million of credit carryforwards that will expire from 2019 to 2022.

In general, under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a U.S. corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income. Therefore, current or future changes in our Canadian stock ownership, many of which are outside of our control, could result in a U.S. ownership change under Section 382 and 383 of the Code. If we undergo a U.S. ownership change, our ability to utilize U.S. federal or state NOLs or tax credits could be limited. We monitor changes in our ownership on an ongoing basis and do not believe we had a change of control limitation as of December 29, 2018.
We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to recent cumulative losses, it was determined that it is more likely than not we will not realize the benefit of net operating loss carryforwards and other net deferred assets in Canada, and certain jurisdictions within the Eden business. The balance of the valuation allowance was $98.0 million and $129.1 million for the years ended December 29, 2018 and December 30, 2017, respectively. The valuation allowance decrease in 2018 was primarily related to the utilization of net operating losses in the U.S. as a result of the Transaction. This decrease was offset with valuation allowance increases related to losses in tax jurisdictions with existing valuation allowances.
Additionally, we have determined that it is more likely than not that the benefit from our capital losses in Canada and Israel will not be realized in the future due to the uncertainty regarding potential future capital gains in the jurisdiction. In recognition of this risk, we have provided a valuation allowance of $13.1 million on our capital losses.
The Tax Act enacted new Section 163(j) interest expense limitation rules on December 22, 2017. On November 26, 2018, the U.S. Department of the Treasury released proposed regulations to provide interpretative guidance for the new Section 163(j) rules, with early adoption permitted. The proposed regulations are open to public comment until the end of February 2019. We have not adopted the proposed regulations for our 2018 tax year. If the proposed regulations are finalized as currently written, they could have a material impact to our consolidated financial statements in the year in which they are finalized.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2018	December 30, 2017	December 31, 2016
Unrecognized tax benefits at beginning of year	$16.2	$28.6	$9.9
Additions based on tax positions taken during a prior period	1.3	0.2	0.2
Reductions based on tax positions taken during a prior period	(0.1)	(6.3)	—
Settlement on tax positions taken during a prior period	—	(1.0)	(4.5)
Tax rate change	(0.1)	(4.5)	—
Lapse in statute of limitations	(4.3)	(3.2)	(0.1)
Additions based on tax positions taken during the current period	3.0	1.7	24.0
Foreign exchange	(0.5)	0.7	(0.9)
Unrecognized tax benefits at end of year	$15.5	$16.2	$28.6
As of December 29, 2018, we had $15.5 million of unrecognized tax benefits, a net decrease of $0.7 million from $16.2 million as of December 30, 2017. If we recognized our tax positions, approximately $8.4 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $2.4 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recovered nil of interest and penalties during the years ended December 29, 2018, December 30, 2017 and December 31, 2016. The amount of interest and penalties recognized in the Consolidated Balance Sheets for 2018 and 2017 were a liability of $0.6 million and $0.7 million, respectively.

Years through 2009 have been audited by the U.S. Internal Revenue Service, though the statutes are still open back to 2008 due to certain net operating loss carryforwards. Years prior to 2012 are closed to audit by U.S. state jurisdictions. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax year 2014. Years prior to 2014 are closed to audit by the CRA. We are currently under audit in Israel for the 2013 to 2016 tax years, the United Kingdom for the 2016 and 2017 tax years, Poland for the 2014 tax year, and Switzerland for the 2013 to 2017 tax years.

Note 8—Share-Based Compensation
Our shareowners approved our Amended and Restated Cott Corporation Equity Incentive Plan (the “Amended and Restated Equity Plan”) in its current form in May 2016, and approved the Cott Corporation 2018 Equity Incentive Plan (“2018 Equity Plan” and together with the Amended and Restated Equity Plan, the “Equity Plans”) in May 2018. Awards under the Equity Plans may be in the form of incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares, performance units, stock appreciation rights, and stock payments to employees, directors and outside consultants. The Equity Plans are administered by the Human Resources and Compensation Committee (“HRCC”) of the Board of Directors or any other board committee as may be designated by the Board of Directors from time to time. Under the Amended and Restated Equity Plan, 20,000,000 shares are reserved for future issuance, and under the 2018 Equity Plan, 8,000,000 shares are reserved for future issuance, subject to adjustment upon a share split, share dividend, recapitalization, and other similar transactions and events. Shares that are issued under the Equity Plans are applied to reduce the maximum number of shares remaining available for issuance under the Equity Plans; provided that the total number of shares available for issuance under the Equity Plans are reduced two shares for each share issued pursuant to a “full-value” award (i.e., an award other than an option or stock appreciation right).
Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are canceled or settled without the issuance of shares return to the pool of shares available for issuance under the Equity Plans. As of December 29, 2018, there were 2,602,043 shares available for future issuance under the Amended and Restated Equity Plan, and 8,000,000 shares available for future issuance under the 2018 Equity Plan.
The table below summarizes the share-based compensation expense for the years ended December 29, 2018, December 30, 2017, and December 31, 2016. Share-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Operations. As referenced below: (i) “Performance-based RSUs” represent restricted share units with performance-based vesting, (ii) “Time-based RSUs” represent restricted share units with time-based vesting, (iii) “Stock options” represent non-qualified stock options, (iv) “Director share awards” represent common shares issued in consideration of the annual board retainer fee to non-management members of our Board of Directors, and (v) the “ESPP” represents the Cott Corporation Employee Share Purchase Plan, under which common shares are issued to eligible employees at a discount through payroll deductions.

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2018	December 30, 2017	December 31, 2016
Stock options	$5.3	$5.5	$3.7
Performance-based RSUs	7.0	12.0	1.3
Time-based RSUs	3.8	4.2	3.3
Director share awards	1.0	1.1	0.9
Employee Share Purchase Plan	0.3	0.1	0.2
Total [1]	$17.4	$22.9	$9.4
______________________

[1]
Includes $0.1 million, $5.4 million and $2.4 million of share-based compensation expense from our discontinued operations, which were included in net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

On August 1, 2018, in connection with the appointment of the Company’s chief executive officer to executive chairman of the Board effective December 30, 2018, the Board approved the modification of certain outstanding awards issued to the chief executive officer. The modified awards will continue to vest in accordance with their normal applicable vesting schedules regardless of continued service. The total incremental compensation expense associated with the modification was $5.5 million for the year ended December 29, 2018.
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
The tax benefit recognized related to share-based compensation expense for the fiscal year ended December 29, 2018 was $0.9 million (December 30, 2017 - $0.5 million; December 31, 2016 - $2.8 million).
As of December 29, 2018, the unrecognized share-based compensation expense and weighted average years over which we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of December 29, 2018	Weighted average years expected to recognize compensation
Stock options	$4.6	1.9
Performance-based RSUs	7.0	2.3
Time-based RSUs	3.0	1.9
Total	$14.6
Stock Options
During 2018, 2017 and 2016 approximately 1,182,400, 734,500, and 2,975,500 options were granted to certain employees under the Amended and Restated Equity Plan at a weighted-average exercise price of $14.67, $17.50, and $11.15 per share, respectively. The weighted-average grant date fair value of the options was estimated to be $3.87, $4.82, and $2.84 per share in 2018, 2017 and 2016, respectively, using the Black-Scholes option pricing model. The contractual term of an option granted is fixed by the Amended and Restated Equity Plan and cannot exceed ten years from the grant date.
The grant date fair value of each option granted during 2018, 2017 and 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Risk-free interest rate	2.8%	2.3%	1.9%
Average expected life (years)	5.6	6.0	6.2
Expected volatility	28.8%	29.2%	30.7%
Expected dividend yield	1.6%	1.4%	2.2%

The following table summarizes the activity for Company stock options:

	Stock Options (in thousands)	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 2, 2016	1,757	$8.50	8.0	$4,373.8
Granted	2,976	11.15
Exercised	(238)	7.29		2,304.7
Forfeited or expired	(21)	9.99
Outstanding at December 31, 2016	4,474	$10.32	8.8	$5,623.3
Granted	734	17.50
Exercised	(169)	9.21		1,092.9
Forfeited or expired	(33)	10.28
Outstanding at December 30, 2017	5,006	$11.41	8.1	$26,952.3
Granted	1,182	14.67
Exercised	(734)	10.04		4,408.1
Forfeited or expired	(8)	10.64
Outstanding at December 29, 2018	5,446	$12.30	7.3	$11,993.0
Exercisable at December 29, 2018	3,026	$10.80	6.3	$9,983.7
Vested or expected to vest at December 29, 2018	5,446	$12.30	7.3	$11,993.0
The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on the New York Stock Exchange on December 28, 2018, which was $13.66 (December 29, 2017—$16.66; December 30, 2016—$11.33), and the exercise price, multiplied by the number of in-the-money stock options as of the same date.
Stock options granted during the year ended December 29, 2018 vest in three equal annual installments on the first, second and third anniversaries of the date of grant.
The total amount of cash received from the exercise of stock options was $5.0 million during the fiscal year ended December 29, 2018 with an associated tax benefit of $0.2 million realized. The total amount of cash received from the exercise of stock options was $1.6 million during the fiscal year ended December 30, 2017 with no associated tax benefit realized. The total amount of cash received from the exercise of stock options was $1.7 million during the fiscal year ended December 31, 2016 with an associated tax benefit of $1.3 million. The total fair value of options that vested during the year ended December 29, 2018 was $16.8 million (December 30, 2017 — $16.4 million; December 31, 2016 — $1.6 million).
Other Awards
In 2018, we granted 61,736 common shares to the non-management members of our Board of Directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $1.0 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

Additionally, in 2018, we granted 311,936 Performance-based RSUs, which vest on the last day of our 2021 fiscal year. The number of shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the awards granted. The Performance-based RSUs vest primarily on the Company’s achievement of a specified level of cumulative pre-tax income for the applicable performance period. The number of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the vesting period. The Company also granted 207,943 Time-based RSUs, which vest in three equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.

	Number of Performance-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at January 2, 2016	1,878	$7.41	827	$8.78
Awarded	835	11.18	503	11.18
Awarded in connection with acquisitions [1]	584	15.81	514	16.52
Issued [2]	—	—	(1,027)	12.01
Canceled	(224)	9.29	—	—
Forfeited	(10)	9.24	(17)	8.50
Balance at December 31, 2016	3,063	$9.89	800	$11.10
Awarded	235	17.06	135	17.50
Awarded in connection with modification	64	11.32	—	—
Issued	(320)	8.00	(409)	10.55
Forfeited	(143)	15.18	(24)	12.28
Outstanding at December 30, 2017	2,899	$9.15	502	$13.14
Awarded	312	14.67	208	14.67
Awarded in connection with modification	246	9.21	—	—
Issued	(686)	9.32	(269)	13.07
Forfeited	(1,106)	6.55	(14)	13.24
Outstanding at December 29, 2018	1,665	$13.90	427	$14.23
Vested or expected to vest at December 29, 2018	1,708	$12.70	427	$14.23
______________________

[1]	Represents shares that were awarded to Eden and S&D employees in connection with the acquisitions of Eden and S&D.

[2]	Includes 416,951 common shares granted to certain S&D employees in connection with the acquisition of S&D; the common shares were fully vested upon issuance.
The total fair value of Performance-based RSUs vested and issued during the years ended December 29, 2018 and December 30, 2017 were $6.4 million and $2.6 million. There were no Performance-based RSUs vested and issued during the year ended December 31, 2016. The total fair value of Time-based RSUs vested and issued during the years ended December 29, 2018, December 30, 2017, and December 31, 2016 were $3.5 million, $4.3 million, and $12.3 million.
Employee Share Purchase Plan
The Company has maintained the Cott Corporation Employee Share Purchase Plan (the “ESPP”) since 2015. The ESPP qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 3,000,000 shares of Cott common shares through payroll deductions. Eligible employees who choose to participate may purchase Cott common shares at 90% of market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Cott common shares. The Company recognized $0.3 million, $0.1 million and $0.2 million of share-based compensation expense in SG&A expenses in the Consolidated Statement of Operations for 2018, 2017 and 2016, respectively. At December 29, 2018, 2,675,548 shares remained available for issuance under the ESPP.

Note 9—Common Shares and Net Income (Loss) per Common Share
Common Shares

On May 1, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of Cott’s outstanding common shares over a 12-month period commencing on May 7, 2018 (the “Initial Repurchase Plan”). Since that date, for the year ended December 29, 2018, we repurchased 2,973,282 common shares for approximately $46.0 million through open market transactions under the Initial Repurchase Plan. Shares purchased under the Initial Repurchase Plan were subsequently canceled.
On December 11, 2018, our Board of Directors approved a new share repurchase program for up to $50.0 million of Cott’s outstanding common shares over a 12-month period commencing on December 14, 2018 (the “New Repurchase Plan”), with the Initial Repurchase Plan terminating with the commencement of the New Repurchase Plan. Since that date, for the year ended December 29, 2018, we repurchased 1,590,088 common shares for $22.2 million through open market transactions under the New Repurchase Plan. Shares purchased under the New Repurchase Plan were subsequently canceled on December 31, 2018.
We are unable to predict the number of shares that ultimately will be repurchased under the New Repurchase Plan, or the aggregate dollar amount of the shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing diluted net income (loss) attributable to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, and Time-based RSUs during the periods presented.

Set forth below is a reconciliation of the numerator and denominator for the diluted net income (loss) per common share computations for the periods indicated:

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Numerator (in millions):
Net income (loss) attributable to Cott Corporation
Continuing operations	$28.9	$(3.6)	$(60.3)
Discontinued operations	354.0	2.2	(17.5)
Net income (loss)	382.9	(1.4)	(77.8)
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	139,097	139,078	128,290
Basic Earnings Per Share:
Continuing operations	0.21	(0.03)	(0.47)
Discontinued operations	2.54	0.02	(0.14)
Net income (loss)	2.75	(0.01)	(0.61)
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	139,097	139,078	128,290
Dilutive effect of Stock Options	1,199	—	—
Dilutive effect of Performance based RSUs	900	—	—
Dilutive effect of Time-based RSUs	240	—	—
Weighted average common shares outstanding - diluted	141,436	139,078	128,290
Diluted Earnings Per Share:
Continued operations	0.21	(0.03)	(0.47)
Discontinued operations	2.50	0.02	(0.14)
Net income (loss)	2.71	(0.01)	(0.61)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Year Ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Stock options	2,095	5,006	4,474
Performance-based RSUs [1]	564	2,235	2,070
Time-based RSUs [2]	148	493	800
______________________

[1]	Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of pre-tax income for these awards.

[2]	Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.

Note 10—Segment Reporting
Our broad portfolio of products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers, specialty coffee, liquid coffee or tea concentrate, single cup coffee, cold brewed coffee, iced blend coffee or tea beverages, blended teas, hot tea, sparkling tea, coffee or tea extract solutions, filtration equipment, hot chocolate, soups, malt drinks, creamers/whiteners, cereals, beverage concentrates, premium spring, sparkling and flavored water, and mineral water.

We operate through three reporting segments: Route Based Services; Coffee, Tea and Extract Solutions; and All Other (which includes our UK Other operating segment, our Cott Beverages LLC business and other miscellaneous expenses). Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. During the second quarter of 2018, we combined and disclosed the corporate oversight function in the All Other category. Our segment reporting results have been recast to reflect these changes for all years presented.
After the completion of the Transaction in January 2018, management re-evaluated the measure of profit for our reportable segments and determined that excluding corporate allocations from segment operating income (loss) was appropriate, as these costs are not considered by management when evaluating performance. Operating income (loss) for the prior periods has been recast to reflect this change and resulted in a $2.0 million and $1.2 million increase to operating income for the years ended December 30, 2017 and December 31, 2016, respectively, in our Route Based Services reporting segment, a $0.2 million increase to operating income for the year ended December 30, 2017 in our Coffee, Tea and Extract Solutions reporting segment, and a $2.2 million and $1.2 million increase to operating loss for the years ended December 30, 2017 and December 31, 2016, respectively, in the All Other category.

	December 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net [1]	$1,599.9	$587.6	$191.6	$(6.2)	$2,372.9
Depreciation and amortization	163.9	22.9	7.8	—	194.6
Operating income (loss)	84.7	16.1	(42.0)	—	58.8
Property, plant and equipment, net	521.3	88.3	15.1	—	624.7
Goodwill	971.7	117.8	54.4	—	1,143.9
Intangible assets, net	555.5	103.2	80.5	—	739.2
Total segment assets [2]	2,427.7	464.8	283.0	—	3,175.5
Additions to property, plant and equipment	109.6	16.0	5.2	—	130.8
______________________

[1]
Intersegment revenue between the Coffee, Tea and Extract Solutions and the Route Based Services reporting segments was $5.7 million for the year ended December 29, 2018. Intersegment revenue between the All Other and the Route Based Services reporting segments was $0.5 million for the year ended December 29, 2018. All Other includes $4.2 million of related party concentrate sales to discontinued operations for the year ended December 29, 2018.

[2]	Excludes intersegment receivables, investments and notes receivable.

	December 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net [1]	$1,501.7	$602.2	$165.8	$—	$2,269.7
Depreciation and amortization	158.3	22.7	7.6	—	188.6
Operating income (loss) [3]	74.0	15.9	(46.0)	—	43.9
Property, plant and equipment, net	482.2	89.1	12.9	—	584.2
Goodwill	936.7	117.8	50.2	—	1,104.7
Intangible assets, net	564.5	110.8	75.8	—	751.1
Total segment assets [2]	2,343.4	455.7	207.8	—	3,006.9
Additions to property, plant and equipment	99.1	19.0	3.2	—	121.3
______________________

[1]	All Other includes $41.1 million of related party concentrate sales to discontinued operations for the year ended December 30, 2017.

[2]	Excludes intersegment receivables, investments and notes receivable.

[3]
Operating income in our Route Based Services reporting segment for the year ended December 30, 2017 decreased $5.0 million as a result of the adoption of ASU 2017-07 (see Note 1 to the Consolidated Financial Statements).

	December 31, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net [1]	$1,224.3	$228.0	$170.9	$—	1,623.2
Depreciation and amortization	136.0	8.0	7.1	—	151.1
Operating income (loss)	42.4	5.3	(38.2)	—	9.5
Additions to property, plant and equipment	87.7	6.0	1.4	—	95.1
______________________

[1]	All Other includes $37.4 million of related party concentrate sales to discontinued operations for the year ended December 31, 2016.

Reconciliation of Segment Assets to Total Assets (in millions of U.S. dollars)	December 30, 2017
Segment assets [1]	$3,006.9
Assets of discontinued operations [1]	1,086.2
Total assets	$4,093.1
______________________
1     Excludes intersegment receivables, investments and notes receivable.
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
Revenues are attributed to countries based on the location of the customer. Revenues generated from sales to external customers by geographic area were as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2018	December 30, 2017	December 31, 2016
United States	$1,786.9	$1,709.0	$1,299.0
United Kingdom	173.2	160.0	130.3
Canada	64.1	61.8	61.2
All other countries	348.7	338.9	132.7
Total	$2,372.9	$2,269.7	$1,623.2
Revenues by channel by reporting segment were as follows:

	For the Year Ended December 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$994.8	$—	$—	$—	$994.8
Coffee and tea services	189.4	461.9	3.5	(5.8)	649.0
Retail	232.9	—	71.5	(0.4)	304.0
Other	182.8	125.7	116.6	—	425.1
Total	$1,599.9	$587.6	$191.6	$(6.2)	$2,372.9

	For the Year Ended December 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$940.4	$—	$—	$—	$940.4
Coffee and tea services	184.2	501.7	2.6	—	688.5
Retail	216.9	—	65.3	—	282.2
Other	160.2	100.5	97.9	—	358.6
Total	$1,501.7	$602.2	$165.8	$—	$2,269.7

	For the Year Ended December 31, 2016
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$799.4	$—	$—	$—	$799.4
Coffee and tea services	146.8	187.8	2.6	—	337.2
Retail	164.6	—	51.7	—	216.3
Other	113.5	40.2	116.6	—	270.3
Total	$1,224.3	$228.0	$170.9	$—	$1,623.2
Property, plant and equipment, net by geographic area as of December 29, 2018 and December 30, 2017 were as follows:

(in millions of U.S. dollars)	December 29, 2018	December 30, 2017
United States	$491.1	$452.3
United Kingdom	17.8	17.4
Canada	19.8	14.2
All other countries [1]	96.0	100.3
Total	$624.7	$584.2
______________________

[1]	No individual country is greater than 10% of total property, plant and equipment, net as of December 29, 2018 and December 30, 2017.

Note 11—Accounts Receivable, Net
The following table summarizes accounts receivable, net as of December 29, 2018 and December 30, 2017:

(in millions of U.S. dollars)	December 29, 2018	December 30, 2017
Trade receivables	$293.0	$275.5
Allowance for doubtful accounts	(9.6)	(7.8)
Other	24.9	17.3
Total	$308.3	$285.0

Note 12—Inventories
The following table summarizes inventories as of December 29, 2018 and December 30, 2017:

(in millions of U.S. dollars)	December 29, 2018	December 30, 2017
Raw materials	$68.5	$68.1
Finished goods	36.3	34.3
Resale items	21.5	21.8
Other	3.3	3.4
Total	$129.6	$127.6

Note 13—Property, Plant and Equipment, Net
The following table summarizes property, plant and equipment, net as of December 29, 2018 and December 30, 2017:

	December 29, 2018				December 30, 2017
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$98.5	$—	$98.5	$82.9	$—	$82.9
Buildings	10-40	111.9	22.9	89.0	88.9	14.8	74.1
Machinery and equipment	5-15	183.3	67.0	116.3	142.3	53.5	88.8
Plates, films and molds	1-10	1.4	0.4	1.0	0.4	0.3	0.1
Vehicles and transportation equipment	3-15	88.1	50.2	37.9	87.3	41.3	46.0
Leasehold improvements [1]		16.7	6.9	9.8	34.1	8.5	25.6
IT Systems	3-7	16.2	8.6	7.6	12.4	6.4	6.0
Furniture and fixtures	3-10	9.3	3.2	6.1	11.3	4.1	7.2
Customer equipment [2]	3-7	330.4	118.2	212.2	303.1	90.9	212.2
Returnable bottles [3]	3-5	59.7	19.1	40.6	51.8	16.4	35.4
Capital leases [4]		6.7	1.0	5.7	6.6	0.7	5.9
Total		$922.2	$297.5	$624.7	$821.1	$236.9	$584.2
______________________
1     Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

[2]	Customer equipment for the Route Based Services reporting segment consists of coolers, brewers, refrigerators, water purification devices and storage racks held on site at customer locations.

[3]	Returnable bottles are those bottles on site at Route Based Services customer locations.

[4]	Our recorded assets under capital leases relate to machinery and equipment, IT systems, customer equipment and vehicles and transportation equipment.

The amounts above include construction in progress of $19.3 million and $11.3 million for 2018 and 2017, respectively.
Depreciation expense, which includes depreciation recorded for assets under capital leases, for the year ended December 29, 2018 was $123.6 million (2017 - $120.0 million; 2016 - $97.8 million).

Note 14—Intangible Assets, Net
The following table summarizes intangible assets, net as of December 29, 2018 and December 30, 2017:

	December 29, 2018			December 30, 2017
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights [1]	$24.5	—	$24.5	$24.5	—	$24.5
Trademarks	282.3	—	282.3	264.1	—	264.1
Total intangibles not subject to amortization	$306.8	—	$306.8	$288.6	—	$288.6
Subject to amortization
Customer relationships	603.1	211.1	392.0	583.4	154.7	428.7
Patents	15.2	2.5	12.7	15.2	1.0	14.2
Software	38.0	20.5	17.5	28.8	13.0	15.8
Other	16.6	6.4	10.2	8.0	4.2	3.8
Total intangibles subject to amortization	$672.9	$240.5	$432.4	$635.4	$172.9	$462.5
Total intangible assets	$979.7	$240.5	$739.2	$924.0	$172.9	$751.1
______________________

[1]
Relates to the 2001 acquisition of the Rights. The Company sold Cott Beverages LLC to Refresco (see Note 23 to the Consolidated Financial Statements) and this intangible asset was included in the transaction.

Amortization expense of intangible assets was $71.0 million during 2018 (2017 - $68.6 million; 2016 - $53.3 million).
The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(in millions of U.S. dollars)
2019	$66.4
2020	57.8
2021	49.7
2022	41.0
2023	34.6
Thereafter	182.9
Total	$432.4

Note 15—Accounts Payable and Accrued Liabilities
The following table summarizes accounts payable and accrued liabilities as of December 29, 2018 and December 30, 2017:

(in millions of U.S. dollars)	December 29, 2018	December 30, 2017
Trade payables	$206.1	$197.2
Accrued compensation	46.7	47.6
Accrued sales incentives	10.5	6.9
Accrued interest	24.2	18.7
Payroll, sales and other taxes	21.7	12.9
Accrued deposits	70.6	66.9
Derivative liability	10.9	1.2
Self-insurance liabilities	16.9	10.4
Other accrued liabilities	61.4	51.1
Total	$469.0	$412.9

Note 16—Debt
Our total debt as of December 29, 2018 and December 30, 2017 was as follows:

	December 29, 2018			December 30, 2017
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
10.000% senior notes due in 2021 [1]	$—	—	$—	$269.9	—	$269.9
5.375% senior notes due in 2022	—	—	—	525.0	6.0	519.0
5.500% senior notes due in 2024	513.1	7.2	505.9	539.1	9.5	529.6
5.500% senior notes due in 2025	750.0	9.8	740.2	750.0	11.0	739.0
ABL facility	81.1	—	81.1	220.3	—	220.3
GE Term Loan	—	—	—	2.0	—	2.0
Short-term borrowings	7.9	—	7.9	—		—
Capital leases	5.0	—	5.0	6.4	—	6.4
Other debt financing	2.1	—	2.1	0.8	—	0.8
Total debt	1,359.2	17.0	1,342.2	2,313.5	26.5	2,287.0
Less: Short-term borrowings and current debt:
ABL facility	—	—	—	220.3	—	220.3
Total short-term borrowings required to be repaid or extinguished as part of divestiture	—	—	—	220.3	—	220.3
GE Term Loan - current maturities	—	—	—	2.0	—	2.0
ABL facility	81.1	—	81.1	—	—	—
Short-term borrowings	7.9	—	7.9	—	—	—
Capital leases - current maturities	1.9	—	1.9	2.3	—	2.3
Other debt financing	1.1	—	1.1	0.8	—	0.8
Total current debt	92.0	—	92.0	225.4	—	225.4
Less: Debt required to be repaid or extinguished as part of divestiture
5.375% senior notes due in 2022	—	—	—	525.0	6.0	519.0
Total debt to be required to be repaid or extinguished as part of divestiture	—	—	—	525.0	6.0	519.0
Total long-term debt	$1,267.2	$17.0	$1,250.2	$1,563.1	$20.5	$1,542.6
______________________

[1]	The outstanding aggregate principal amount and unamortized premium of our DSS Notes was $250.0 million and $19.9 million at December 30, 2017.

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long Term Debt (incl. current)
2019	$92.0
2020	2.3
2021	0.7
2022	0.6
2023	0.4
Thereafter	1,263.2
$1,359.2
Asset-Based Lending Facility

In March 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our operations. We have amended and refinanced the ABL facility from time to time and incurred related financing fees, $4.3 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.
As of December 29, 2018, our total availability under the ABL facility was $214.3 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the December 2018 month-end under the terms of the credit agreement governing the ABL facility). As of December 29, 2018, we had $81.1 million of outstanding borrowings under the ABL facility and $46.1 million of letters of credit. As a result, our excess availability under the ABL facility was $87.1 million as of December 29, 2018. The commitment fee was 0.250% per annum of the unused commitment, which was $122.8 million as of December 29, 2018. The weighted average effective interest rate at December 29, 2018 on our outstanding borrowings was 5.00%. The effective interest rates are based on our aggregate availability.
In January 2018, we amended and restated the Amended and Restated Credit Agreement. The ABL facility, as amended and restated, provides us with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. Cott and its subsidiaries, Cott Holdings Inc., DSS, S&D, Aimia and Aquaterra, are borrowers under the ABL facility. The ABL facility is a revolving facility of up to $250.0 million with a maturity date of August 3, 2021. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement. Subject to certain conditions, the ABL facility may be increased up to an additional $100.0 million at our option if lenders agree to increase their commitments. The debt under the ABL facility is guaranteed by most of our U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of our Dutch subsidiaries.
5.500% Senior Notes due in 2025
In March 2017, we issued $750.0 million of our 2025 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by our wholly-owned subsidiary Cott Holdings Inc., and most of our U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017. The proceeds of the 2025 Notes were used to redeem in full the 2020 Notes, redeem $100.0 million aggregate principal amount of our DSS Notes and to pay related fees and expenses.
We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2025 Notes.
5.500% Senior Notes due in 2024
In June 2016, we issued €450.0 million (U.S. $513.1 million at the exchange rate in effect on December 29, 2018) of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A and Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the acquisition of Eden, we assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of our U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the acquisition of Eden and to pay related fees and expenses.
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

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 29, 2018, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
ABL Facility
Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million. Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default exists or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of December 29, 2018.

Note 17—Retirement Plans
The Company maintains certain defined contribution (“DC”) retirement plans covering qualifying employees. The total expense with respect to these DC plans was $4.4 million for the year ended December 29, 2018 (2017—$2.0 million; 2016—$4.7 million).
The Company also maintains several defined benefit (“DB”) plans acquired as a part of acquisitions covering certain U.S. and non-U.S. employees, referred to as the U.S. and International Plans, respectively. Retirement benefits are based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Our U.S. Plan is closed to new participants and is frozen. The Company uses a December 29, 2018 measurement date for all DB plans. Any variation differences based on two days of trading are deemed immaterial.
In the third quarter of 2017, our Eden business relocated its corporate headquarters from Switzerland to Spain, which resulted in the dismissal or relocation of certain non-U.S. employees of the International Plans. As a result of the dismissal or relocation of the certain non-U.S. employees, we recorded a gain on pension curtailment of approximately $4.5 million to other (income) expense, net, in the Consolidated Statement of Operations for the year ended December 30, 2017.

Obligations and Funded Status
The following table summarizes the change in the projected benefit obligation, change in plan assets and unfunded status of the DB plans as of December 29, 2018 and December 30, 2017:

	December 29, 2018
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$8.4	$12.8	$21.2
Plan amendment	—	(0.1)	(0.1)
Service cost	—	0.8	0.8
Interest cost	0.3	0.1	0.4
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(1.4)	(1.8)
Actuarial gains	(0.4)	(0.4)	(0.8)
Settlement gains	—	(0.8)	(0.8)
Translation gains	—	(0.5)	(0.5)
Projected benefit obligation at end of year	$7.9	$10.8	$18.7
Change in Plan Assets
Plan assets beginning of year	$7.1	$6.6	$13.7
Business combinations	—	—	—
Employer contributions	0.3	0.4	0.7
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(0.8)	(1.2)
Settlement losses	—	(0.5)	(0.5)
Actual return on plan assets	(0.1)	—	(0.1)
Translation losses	—	(0.2)	(0.2)
Fair value at end of year	$6.9	$5.8	$12.7
Funded Status of Plan
Projected benefit obligation	$(7.9)	$(10.8)	$(18.7)
Fair value of plan assets	6.9	5.8	12.7
Unfunded status	$(1.0)	$(5.0)	$(6.0)

	December 30, 2017
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$8.3	$30.5	$38.8
Service cost	—	1.5	1.5
Interest cost	0.3	0.3	0.6
Plan participant contributions	—	0.4	0.4
Benefit payments	(0.4)	(3.0)	(3.4)
Actuarial losses	0.2	(0.1)	0.1
Curtailment gains	—	(18.2)	(18.2)
Translation gains	—	1.4	1.4
Projected benefit obligation at end of year	$8.4	$12.8	$21.2
Change in Plan Assets
Plan assets beginning of year	$6.3	$20.4	$26.7
Employer contributions	0.3	0.9	1.2
Plan participant contributions	—	0.4	0.4
Benefit payments	(0.4)	(2.5)	(2.9)
Curtailment losses	—	(14.2)	(14.2)
Actual return on plan assets	0.9	0.6	1.5
Translation losses	—	1.0	1.0
Fair value at end of year	$7.1	$6.6	$13.7
Funded Status of Plan
Projected benefit obligation	$(8.4)	$(12.8)	$(21.2)
Fair value of plan assets	7.1	6.6	13.7
Unfunded status	$(1.3)	$(6.2)	$(7.5)
The accumulated benefit obligation for the U.S. Plans equaled $7.9 million and $8.4 million at the end of 2018 and 2017, respectively. The accumulated benefit obligation for the International Plans equaled $10.8 million and $12.8 million at the end of 2018 and 2017, respectively.
Periodic Pension Costs
The components of net periodic pension cost were as follows:

	December 29, 2018
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$0.8	$0.8
Interest cost	0.3	0.1	0.4
Expected return on plan assets	(0.5)	—	(0.5)
Amortization of prior service costs	—	—	—
Recognized net gain due to settlement	—	(0.3)	(0.3)
Amortization of net actuarial loss	—	—	—
Net periodic pension (benefit) cost	$(0.2)	$0.6	$0.4

	December 30, 2017
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$1.5	$1.5
Interest cost	(0.3)	0.3	—
Expected return on plan assets	0.4	(0.3)	0.1
Amortization of prior service costs	—	—	—
Recognized net loss due to settlement	—	—	—
Amortization of net actuarial loss	—	—	—
Curtailment gain	—	(4.5)	(4.5)
Net periodic pension cost	$0.1	$(3.0)	$(2.9)

	December 31, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$1.9	$1.9
Interest cost	(0.4)	0.2	(0.2)
Expected return on plan assets	0.6	(0.2)	0.4
Amortization of prior service costs	—	—	—
Recognized net loss due to settlement	(0.1)	—	(0.1)
Amortization of net actuarial loss	—	—	—
Net periodic pension cost	$0.1	$1.9	$2.0
Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	December 29, 2018
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial (loss) income	$(0.1)	$0.4	$0.3
Total accumulated other comprehensive (loss) income	$(0.1)	$0.4	$0.3

	December 30, 2017
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(0.6)	$(16.2)	$(16.8)
Total accumulated other comprehensive loss	$(0.6)	$(16.2)	$(16.8)

	December 31, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(1.2)	$(13.2)	$(14.4)
Total accumulated other comprehensive loss	$(1.2)	$(13.2)	$(14.4)

Actuarial Assumptions
The following table summarizes the weighted average actuarial assumptions used to determine the projected benefit obligation:

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
U.S. Plans
Discount rate	4.0%	3.5%	3.8%
Expected long-term rate of return on plan assets	6.3%	7.0%	7.0%
International Plans
Discount rate	2.4%	2.0%	1.7%
Expected long-term rate of return on plan assets	2.7%	3.1%	2.6%
Rate of compensation increase	1.4%	1.4%	1.0%
CPI Inflation factor	0.3%	0.3%	0.3%
The following table summarizes the weighted average actuarial assumptions used to determine net periodic benefit cost:

	For the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
U.S. Plans
Discount rate	3.5%	3.8%	4.0%
Expected long-term rate of return on plan assets	6.3%	7.0%	7.0%
International Plans
Discount rate	2.4%	2.0%	1.7%
Expected long-term rate of return on plan assets	2.7%	3.1%	1.0%
Inflation factor	0.3%	0.3%	0.3%
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

Asset Mix
Our DB plans weighted-average asset allocations by asset category were as follows:

	December 29, 2018	December 30, 2017
U.S. Plans
Equity securities	42.8%	61.4%
Fixed income investments	57.2%	38.6%
International Plans
Cash and cash equivalents	—	0.3%
Equity securities	58.6%	64.2%
Fixed income investments	31.0%	29.2%
Real estate	10.4%	6.3%

Plan Assets
Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. The target allocation percentages for the U.S. Plans’ assets range between 40% to 50% in equity securities and 50% to 60% in fixed income investments. The target allocation percentages for the International Plans’ assets range between 50% to 80% in equity securities, 20% to 50% in fixed income investments, 0% to 30% in real estate and 0% to 15% in alternative investments. None of our equity or debt securities are included in plan assets.
Cash Flows
We expect to contribute $0.7 million to the DB plans during the 2019 fiscal year.
The following benefit payments are expected to be paid in the periods indicated below:

(in millions of U.S. dollars)	U.S.	International	Total
Expected benefit payments
FY 2019	$0.4	$0.6	$1.0
FY 2020	0.4	0.5	0.9
FY 2021	0.4	0.5	0.9
FY 2022	0.5	0.4	0.9
FY 2023	0.5	0.5	1.0
FY 2024 through FY 2028	2.6	4.4	7.0
The fair values of the Company’s U.S. plan assets are measured daily at their net asset value and valued at $6.9 million and $7.1 million at December 29, 2018 and December 30, 2017, respectively.

The fair values of the Company’s International plan assets at December 29, 2018 and December 30, 2017 were as follows:

	December 29, 2018
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Mutual funds:
Non-U.S. equity securities	1.6	—	—
Other	—	—	—
Fixed income:
Non-U.S. bonds	1.9	—	—
Insurance contract	—	1.8	—
Real estate:
Real estate	—	0.6	—
Total	$3.5	$2.4	$—

	December 30, 2017
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Mutual funds:
Non-U.S. equity securities	1.6	—	—
Other	—	0.4	—
Fixed income:
Non-U.S. bonds	2.3	—	—
Insurance contract	—	1.9	—
Real estate:
Real estate	—	0.4	—
Total	$3.9	$2.7	$—

Note 18—Consolidated Accumulated Other Comprehensive (Loss) Income
With the disposition of the Traditional Business in 2018, the foreign currency translation balances associated with the Traditional Business were recognized in earnings in the period of disposition. Changes in consolidated accumulated other comprehensive (loss) income (“AOCI”) by component for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance January 2, 2016	$(4.7)	$(10.1)	$(61.4)	$(76.2)
OCI before reclassifications	10.9	(4.8)	(42.0)	(35.9)
Amounts reclassified from AOCI	(6.3)	0.5	—	(5.8)
Net current-period OCI	4.6	(4.3)	(42.0)	(41.7)
Balance December 31, 2016	$(0.1)	$(14.4)	$(103.4)	$(117.9)
OCI before reclassifications	—	(2.7)	27.2	24.5
Amounts reclassified from AOCI	(1.3)	0.3	—	(1.0)
Net current-period OCI	(1.3)	(2.4)	27.2	23.5
Balance December 30, 2017	$(1.4)	$(16.8)	$(76.2)	$(94.4)
OCI before reclassifications	(14.5)	0.2	(25.5)	(39.8)
Amounts reclassified from AOCI	6.2	16.9	9.4	32.5
Net current-period OCI	(8.3)	17.1	(16.1)	(7.3)
Balance December 29, 2018	$(9.7)	$0.3	$(92.3)	$(101.7)
______________________
1     All amounts are net of tax.

The following table summarizes the amounts reclassified from AOCI to total net income (loss) for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:

(in millions of U.S. dollars)	For the Year Ended			Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	December 29, 2018	December 30, 2017	December 31, 2016
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(6.2)	$1.3	$6.4	Cost of sales
	$(6.2)	$1.3	$6.4	Total before taxes
	—	—	(0.1)	Tax (expense) or benefit
	$(6.2)	$1.3	$6.3	Net of tax
Amortization of pension benefit plan items
Recognized net actuarial loss [2]	$(16.9)	$—	$—	Gain on sale of discontinued operations
Prior service costs [3]	—	—	(0.1)
Actuarial (losses)/gains [3]	—	(0.3)	(0.4)
	(16.9)	(0.3)	(0.5)	Total before taxes
	—	—	—	Tax (expense) or benefit
	$(16.9)	$(0.3)	$(0.5)	Net of tax
Foreign currency translation adjustments	(9.4)	—	—	Gain on sale of discontinued operations
Total reclassifications for the period	$(32.5)	$1.0	$5.8	Net of tax
______________________
1     Amounts in parenthesis indicate debits.
2     Net of $3.6 million of associated tax impact that resulted in an increase to the gain on the sale of discontinued operations for the year ended December 29, 2018.
3     These AOCI components are included in the computation of net periodic pension cost.

Note 19—Commitments and Contingencies
We lease buildings, machinery and equipment, computer hardware and furniture and fixtures. All contractual increases and rent-free periods included in the lease contract are taken into account when calculating the minimum lease payment and are recognized on a straight-line basis over the lease term. Certain leases have renewal periods and contingent rentals, which are not included in the table below. The minimum annual payments under operating leases are as follows:

(in millions of U.S. dollars)
2019	$51.6
2020	$42.9
2021	$36.2
2022	$29.2
2023	$23.4
Thereafter	$106.9

Operating lease expenses were:

(in millions of U.S. dollars)
Year ended December 29, 2018	$63.2
Year ended December 30, 2017	54.3
Year ended December 31, 2016	32.3
$149.8
Operating lease expenses are shown net of sublease income of $0.9 million for 2018. As of December 29, 2018, we had commitments for capital expenditures of approximately $0.3 million.
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
We had $46.1 million in standby letters of credit outstanding as of December 29, 2018 ($46.0 million—December 30, 2017; $42.4 million—December 31, 2016).
We have future purchase obligations of $157.0 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
Guarantees
After completion of the Transaction, the Company continues to provide contractual payment guarantees to three third-party lessors of certain real property used in the Traditional Business. The leases were conveyed to Refresco as part of the Transaction, but the Company’s guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $32.2 million as of December 29, 2018 ($42.0 million - December 30, 2017) was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The Transaction documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse the Company if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of the Company’s guarantees; discussions are ongoing. The Company currently believes it is unlikely that we will be required to perform under any of these guarantees or any of the underlying obligations.
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
Cash Flow Hedging Strategy
We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the years ended December 29, 2018 or December 30, 2017, respectively.
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
The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 73.3 million pounds and 48.1 million pounds as of December 29, 2018 and December 30, 2017, respectively. Approximately $6.2 million of realized losses and $1.3 million of realized gains, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statement of Operations for the years ended December 29, 2018 and December 30, 2017, respectively. As of December 29, 2018, the estimated net amount of losses reported in AOCI that is expected to be reclassified to the Consolidated Statements of Operations within the next twelve months is $10.9 million.

The fair value of the Company’s net derivative liabilities included in accounts payable and accrued liabilities was $10.9 million and $1.2 million as of December 29, 2018 and December 30, 2017, respectively. We had no derivative assets as of December 29, 2018 and December 30, 2017. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	December 29, 2018		December 30, 2017
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Coffee futures [1]	$—	$(10.9)	$—	$(1.2)
	$—	$(10.9)	$—	$(1.2)
______________________

[1]
The fair value of the coffee futures excludes amounts in the related margin accounts. We are required to maintain margin accounts in accordance with futures market and broker regulations. As of December 29, 2018 and December 30, 2017, the aggregate margin account balances were $12.9 million and $5.3 million, respectively and are included in cash and cash equivalents on the Consolidated Balance Sheets.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	December 29, 2018	December 30, 2017
Coffee futures assets	$0.1	$0.6
Coffee futures liabilities	(11.0)	(1.8)
Net asset (liability)	$(10.9)	$(1.2)
The location and amount of gains or losses recognized in the Consolidated Statements of Operations for cash flow hedging relationships, presented on a pre-tax basis, for the years ended December 29, 2018 and December 30, 2017, respectively, is shown in the table below:

	For the Year Ended
	December 29, 2018	December 30, 2017
(in millions of U.S. dollars)	Cost of Sales
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,197.3	$1,142.0
Loss (gain) on cash flow hedging relationship
Coffee futures:
Loss (gain) reclassified from AOCI into income/expense	$6.2	$(1.3)
The settlement of our derivative instruments resulted in a debit to cost of sales of $6.2 million for the year ended December 29, 2018 and a credit to cost of sales of $1.3 million for the year ended December 30, 2017, respectively.

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
Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value of the derivative liabilities as of December 29, 2018 and December 30, 2017 was (10.9) million and (1.2) million, respectively. We had no derivative assets as of December 29, 2018 and December 30, 2017.
Fair value of financial instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of December 29, 2018 and December 30, 2017 were as follows:

	December 29, 2018		December 30, 2017
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
10.000% senior notes due in 2021 [1,2]	$—	$—	$269.9	$283.4
5.375% senior notes due in 2022 [1,3]	—	—	519.0	539.9
5.500% senior notes due in 2024 [1,3]	505.9	521.7	529.6	574.0
5.500% senior notes due in 2025 [1,3]	740.2	695.8	739.0	759.3
Total	$1,246.1	$1,217.5	$2,057.5	$2,156.6
______________________

[1]	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.

[2]	Includes unamortized premium of $19.9 million at December 30, 2017.

[3]	Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of December 29, 2018 and December 30, 2017 (see Note 16 to the Consolidated Financial Statements).

Note 22—Quarterly Financial Information (unaudited)

	Year Ended December 29, 2018
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$560.8	$603.6	$609.3	$599.2	$2,372.9
Cost of sales	287.3	302.2	298.8	309.0	1,197.3
Gross profit	273.5	301.4	310.5	290.2	1,175.6
Selling, general and administrative expenses	261.1	275.2	279.9	275.9	1,092.1
Loss on disposal of property plant and equipment, net	1.3	1.3	1.2	5.6	9.4
Acquisition and integration expenses	5.0	4.2	1.6	4.5	15.3
Operating income	6.1	20.7	27.8	4.2	58.8
Net income from continuing operations	4.6	12.2	8.5	3.6	28.9
Net income (loss) from discontinued operations, net of income taxes	357.4	(1.4)	1.5	(2.9)	354.6
Less: Net income attributable to non-controlling interests - discontinued operations	0.6	—	—	—	0.6
Net income attributable to Cott Corporation	$361.4	$10.8	$10.0	$0.7	$382.9
Per share data:
Net income (loss) per common share attributable to Cott Corporation
Basic:
Continuing operations	$0.03	$0.09	$0.06	$0.03	$0.21
Discontinued operations	$2.55	$(0.01)	$0.01	$(0.02)	$2.54
Net income	$2.58	$0.08	$0.07	$0.01	$2.75
Diluted:
Continuing operations	$0.03	$0.09	$0.06	$0.03	$0.21
Discontinued operations	$2.51	$(0.01)	$0.01	$(0.02)	$2.50
Net income	$2.54	$0.08	$0.07	$0.01	$2.71

	Year Ended Year Ended December 30, 2017
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$536.9	$580.6	$580.9	$571.3	$2,269.7
Cost of sales	268.1	293.5	288.1	292.3	1,142.0
Gross profit	268.8	287.1	292.8	279.0	1,127.7
Selling, general and administrative expenses	255.0	260.0	263.2	265.0	1,043.2
Loss (gain) on disposal of property, plant and equipment, net	1.3	3.9	(0.4)	5.4	10.2
Acquisition and integration expenses	7.3	6.7	7.7	8.7	30.4
Operating income (loss)	5.2	16.5	22.3	(0.1)	43.9
Net (loss) income from continuing operations	(10.2)	(4.5)	1.6	9.5	(3.6)
Net (loss) income from discontinued operations, net of income taxes	(24.2)	(17.8)	43.0	9.7	10.7
Less: Net income attributable to non-controlling interests - discontinued operations	2.0	2.3	2.1	2.1	8.5
Net (loss) income attributable to Cott Corporation	$(36.4)	$(24.6)	$42.5	$17.1	$(1.4)
Per share data:
Net (loss) income per common share attributable to Cott Corporation
Basic:
Continuing operations	$(0.07)	$(0.03)	$0.01	$0.07	$(0.03)
Discontinued operations	$(0.19)	$(0.15)	$0.29	$0.05	$0.02
Net (loss) income	$(0.26)	$(0.18)	$0.30	$0.12	$(0.01)
Diluted:
Continuing operations	$(0.07)	$(0.03)	$0.01	$0.07	$(0.03)
Discontinued operations	$(0.19)	$(0.15)	$0.29	$0.05	$0.02
Net (loss) income	$(0.26)	$(0.18)	$0.30	$0.12	$(0.01)

Note 23—Subsequent Events
On February 8, 2019, the Company sold all of the outstanding equity of Cott Beverages LLC to Refresco. The aggregate deal consideration paid at closing was $50.0 million, subject to post-closing adjustment for working capital, indebtedness and other customary items. We used the proceeds of this transaction to repay a portion of the outstanding borrowings under our ABL facility.
On February 21, 2019, the Board of Directors declared a dividend of $0.06 per common share, payable in cash on March 27, 2019 to shareowners of record at the close of business on March 12, 2019.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year Ended December 29, 2018
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(7.8)	$0.2	$(13.9)	$9.8	$2.1	$(9.6)
Inventories	(1.5)	—	(0.4)	—	0.5	(1.4)
Deferred tax assets [2]	(129.1)	—	4.2	26.9	—	(98.0)
	$(138.4)	$0.2	$(10.1)	$36.7	$2.6	$(109.0)

(in millions of U.S. dollars)	Year Ended December 30, 2017
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(6.3)	$0.1	$(16.2)	$10.8	$3.8	$(7.8)
Inventories	(1.3)	—	(0.4)	—	0.2	(1.5)
Deferred tax assets	(117.7)	—	(17.6)	6.2	—	(129.1)
	$(125.3)	$0.1	$(34.2)	$17.0	$4.0	$(138.4)

(in millions of U.S. dollars)	Year Ended December 31, 2016
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.6)	$—	$(12.1)	$12.0	$(0.6)	$(6.3)
Inventories	(0.1)	—	(0.1)	(1.2)	0.1	(1.3)
Deferred tax assets [3]	(1.2)	—	(61.3)	(55.2)	—	(117.7)
	$(6.9)	$—	$(73.5)	$(44.4)	$(0.5)	$(125.3)
______________________

[1]	Deductions primarily represent uncollectible accounts written off.

[2]	Amounts charged to other accounts include $35.1 million related to the release of the U.S. valuation allowance recorded through discontinued operations as a result of the Transaction.

[3]
Amounts charged to other accounts include $27.3 million and $23.8 million of valuation allowances recorded through purchase accounting during 2016 related to the acquisitions of Aquaterra and Eden, respectively.