Form 10-Q
period 2019-03-30
COTT CORP /CN/
filed 2019-05-09
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	COT BCB	New York Stock Exchange Toronto Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2019
Common Shares, no par value per share	135,997,194 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Revenue, net	$574.1	560.8
Cost of sales	291.2	287.3
Gross profit	282.9	273.5
Selling, general and administrative expenses	272.1	261.1
Loss on disposal of property, plant and equipment, net	1.9	1.3
Acquisition and integration expenses	4.8	5.0
Operating income	4.1	6.1
Other expense (income), net	5.5	(20.2)
Interest expense, net	19.3	20.8
(Loss) income from continuing operations before income taxes	(20.7)	5.5
Income tax (benefit) expense	(1.0)	0.9
Net (loss) income from continuing operations	$(19.7)	$4.6
Net income from discontinued operations, net of income taxes	—	357.4
Net (loss) income	$(19.7)	$362.0
Less: Net income attributable to non-controlling interests - discontinued operations	—	0.6
Net (loss) income attributable to Cott Corporation	$(19.7)	$361.4
Net (loss) income per common share attributable to Cott Corporation
Basic:
Continuing operations	$(0.14)	$0.03
Discontinued operations	$—	$2.55
Net (loss) income	$(0.14)	$2.58
Diluted:
Continuing operations	$(0.14)	$0.03
Discontinued operations	$—	$2.51
Net (loss) income	$(0.14)	$2.54
Weighted average common shares outstanding (in thousands)
Basic	135,948	139,953
Diluted	135,948	142,335

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Net (loss) income	$(19.7)	$362.0
Other comprehensive (loss) income:
Currency translation adjustment	10.6	8.3
Pension benefit plan, net of tax [1]	—	16.9
Loss on derivative instruments, net of tax [2]	(5.5)	(3.8)
Total other comprehensive income	5.1	21.4
Comprehensive (loss) income	$(14.6)	$383.4
Less: Comprehensive income attributable to non-controlling interests	—	0.6
Comprehensive (loss) income attributable to Cott Corporation	$(14.6)	$382.8
______________________

[1]	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on sale of discontinued operations for the three months ended March 31, 2018.

[2]	Net of the effect of $1.6 million and $0.4 million tax benefit for the three months ended March 30, 2019 and March 31, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	March 30, 2019	December 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$153.9	$170.8
Accounts receivable, net of allowance of $7.2 ($9.6 as of December 29, 2018)	289.7	308.3
Inventories	120.1	129.6
Prepaid expenses and other current assets	39.9	27.2
Total current assets	603.6	635.9
Property, plant and equipment, net	625.6	624.7
Operating lease right-of-use assets	210.5	—
Goodwill	1,144.1	1,143.9
Intangible assets, net	716.6	739.2
Deferred tax assets	0.9	0.1
Other long-term assets, net	20.2	31.7
Total assets	$3,321.5	$3,175.5
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$63.1	$89.0
Current maturities of long-term debt	3.9	3.0
Accounts payable and accrued liabilities	456.5	469.0
Current operating lease obligations	42.3	—
Total current liabilities	565.8	561.0
Long-term debt	1,250.9	1,250.2
Operating lease obligations	173.9	—
Deferred tax liabilities	125.9	124.3
Other long-term liabilities	54.0	69.6
Total liabilities	2,170.5	2,005.1
Equity
Common shares, no par value - 135,965,923 (December 29, 2018 - 136,195,108) shares issued	899.0	899.4
Additional paid-in-capital	71.3	73.9
Retained earnings	277.3	298.8
Accumulated other comprehensive loss	(96.6)	(101.7)
Total Cott Corporation equity	1,151.0	1,170.4
Total liabilities and equity	$3,321.5	$3,175.5

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities of continuing operations:
Net (loss) income	$(19.7)	$362.0
Net income from discontinued operations, net of income taxes	—	357.4
Net (loss) income from continuing operations	(19.7)	4.6
Adjustments to reconcile net (loss) income from continuing operations to cash flows from operating activities:
Depreciation and amortization	45.2	47.4
Amortization of financing fees	0.8	0.9
Share-based compensation expense	3.5	3.4
Benefit for deferred income taxes	(3.2)	(0.2)
Gain on extinguishment of debt	—	(7.1)
Loss on sale of business	5.4	—
Loss on disposal of property, plant and equipment, net	1.9	1.3
Other non-cash items	0.4	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1.6	(12.7)
Inventories	(6.6)	(9.1)
Prepaid expenses and other current assets	(1.9)	(4.3)
Other assets	0.7	1.0
Accounts payable and accrued liabilities and other liabilities	(4.5)	7.7
Net cash provided by operating activities from continuing operations	23.6	32.9
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(21.0)	(27.8)
Additions to property, plant and equipment	(23.8)	(29.8)
Additions to intangible assets	(2.3)	(2.2)
Proceeds from sale of property, plant and equipment	1.4	1.9
Proceeds from sale of business	50.5	—
Other investing activities	0.1	0.2
Net cash provided by (used in) investing activities from continuing operations	4.9	(57.7)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(1.5)	(262.7)
Borrowings under ABL	25.0	0.6
Payments under ABL	(52.8)	(0.6)
Premiums and costs paid upon extinguishment of long-term debt	—	(12.5)
Issuance of common shares	0.4	1.8
Common shares repurchased and canceled	(11.0)	(5.6)
Financing fees	—	(1.5)
Dividends paid to common shareholders	(8.2)	(8.4)
Other financing activities	1.4	(1.3)
Net cash used in financing activities from continuing operations	(46.7)	(290.2)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(84.7)
Investing activities of discontinued operations	—	1,228.6
Financing activities of discontinued operations	—	(769.7)
Net cash provided by discontinued operations	—	374.2
Effect of exchange rate changes on cash	1.3	(4.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(16.9)	54.4
Cash and cash equivalents and restricted cash, beginning of period	170.8	157.9
Cash and cash equivalents and restricted cash from continuing operations, end of period	$153.9	$212.3
Supplemental Non-cash Investing and Financing Activities:
Dividends payable	$—	$0.1
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$14.8	$9.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15.1	$10.7
Cash paid for income taxes, net	$1.0	$1.4

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 30, 2017	139,489	$917.1	$69.1	$(12.2)	$(94.4)	$6.1	$885.7
Common shares repurchased and canceled	(355)	(5.6)	—	—	—	—	(5.6)
Common shares issued - Equity Incentive Plan	992	10.3	(8.8)	—	—	—	1.5
Common shares issued - Dividend Reinvestment Plan	8	0.1	—	—	—	—	0.1
Common shares issued - Employee Stock Purchase Plan	26	0.3	(0.1)	—	—	—	0.2
Share-based compensation	—	—	3.4	—	—	—	3.4
Common shares dividends ($0.06 per common share)	—	—	—	(8.5)	—	—	(8.5)
Distributions to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Sale of subsidiary shares of non-controlling interest	—	—	—	—	—	(5.8)	(5.8)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	8.3	—	8.3
Pension benefit plan, net of tax	—	—	—	—	16.9	—	16.9
Loss on derivative instruments, net of tax	—	—	—	—	(3.8)	—	(3.8)
Net income	—	—	—	361.4	—	0.6	362.0
Balance at March 31, 2018	140,160	$922.2	$63.6	$340.7	$(73.0)	$—	$1,253.5

Balance at December 29, 2018	136,195	$899.4	$73.9	$298.8	$(101.7)	$—	$1,170.4
Cumulative effect adjustment	—	—	—	10.5	—	—	10.5
Common shares repurchased and canceled	(770)	(6.9)	—	(4.1)	—	—	(11.0)
Common shares issued - Equity Incentive Plan	519	6.1	(6.1)	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	22	0.4	—	—	—	—	0.4
Share-based compensation	—	—	3.5	—	—	—	3.5
Common shares dividends ($0.06 per common share)	—	—	—	(8.2)	—	—	(8.2)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	10.6	—	10.6
Pension benefit plan, net of tax	—	—	—	—	—	—	—
Loss on derivative instruments, net of tax	—	—	—	—	(5.5)	—	(5.5)
Net loss	—	—	—	(19.7)	—	—	(19.7)
Balance at March 30, 2019	135,966	$899.0	$71.3	$277.3	$(96.6)	$—	$1,151.0

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
On February 8, 2019, we sold all of the outstanding equity of Cott Beverages LLC, which operated our soft drink concentrate production business and our Royal Crown International (“RCI”) division, to Refresco Group B.V., a Dutch beverage manufacturer (“Refresco”). The aggregate deal consideration paid at closing was $50.0 million, subject to post-closing adjustments for working capital, indebtedness and other customary items. The sale of Cott Beverages LLC resulted in a loss of approximately $5.4 million that was recorded to other expense (income), net in the Consolidated Statement of Operations for the three months ended March 30, 2019. The Company used the proceeds of this transaction to repay a portion of the outstanding borrowings under our asset-based lending credit facility (the “ABL facility”).
Basis of Presentation
The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of December 29, 2018 included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (our “2018 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in our 2018 Annual Report. The accounting policies used in these interim Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.
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
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”), Eden Springs Europe B.V. (“Eden”) and Aimia Foods (“Aimia”) businesses), Coffee, Tea & Extract Solutions (which includes our S. & D. Coffee, Inc. (“S&D”) business) and All Other (which includes our Cott Beverages LLC business and other miscellaneous expenses). Our segment reporting results have been recast to reflect these changes for all periods presented.
Significant Accounting Policies
Included in Note 1 of our 2018 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.

Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our Route Based Services and Coffee, Tea and Extract Solutions reporting segment branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $118.5 million and $113.8 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Leases
We have operating and finance leases for manufacturing and production facilities, branch distribution and warehouse facilities, vehicles and machinery and equipment. At inception, we determine whether an agreement represents a lease and, at commencement, we evaluate each lease agreement to determine whether the lease constitutes an operating or financing lease. Some of our lease agreements have renewal options, tenant improvement allowances, rent holidays and rent escalation clauses. As described below under “Recently adopted accounting pronouncements,” we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 - Leases as of December 30, 2018.
With the adoption of ASU 2016-02, we recorded operating lease right-of-use assets and operating lease obligations on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term, and the operating lease obligation represents our commitment to make the lease payments arising from the lease. We have elected not to recognize on the balance sheet leases with terms of one-year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms.
Recently adopted accounting pronouncements
Update ASU 2016-02 – Leases (Topic 842), amended by Update ASU 2018-11 – Leases—Targeted Improvements (Topic 842) and Update ASU 2019-01 – Leases—Codification Improvements (Topic 842)
In February 2016, the FASB issued an update to its guidance on lease accounting for lessees and lessors. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not changed, and the update does not significantly change the effect of finance and operating leases on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. Additionally, this update requires both qualitative and specific quantitative disclosures. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The update requires adoption using a modified retrospective transition approach, with certain practical expedients available, with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.
The amended guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, but instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under ASC Topic 606 and both of the following are met: 1) the timing and pattern of transfer of the non-lease component or components and associated lease component are the same; and 2) the lease component, if accounted for separately, would be classified as an operating lease. If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with ASC Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with ASC Topic 842.

Effective December 30, 2018, we adopted the guidance in this amendment using the cumulative-effect adjustment method and elected the package of practical expedients permitted in ASC Topic 842. Accordingly, we accounted for our existing leases as operating or finance leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 29, 2018) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. We also elected to not separate lease components from non-lease components for all fixed payments.
Adoption of the new standard resulted in total operating lease obligations of $234.3 million and operating lease right-of-use assets of $228.0 million as of December 30, 2018. The difference between the initial operating lease obligation and the right-of-use assets is related to previously existing lease liabilities. In addition, the cumulative-effect adjustment recognized to the opening balance of retained earnings was $10.5 million related to unamortized deferred gains associated with sale-leaseback transactions that were previously being amortized over the leaseback term and deferred tax assets associated with these deferred gains. This standard did not have a material impact on the Company’s cash flows from operations and had no impact on the Company’s operating results. The most significant impact was the recognition of the right-of-use assets and right-of-use liabilities for operating leases. See Note 2 to the Consolidated Financial Statements for additional information on leases.
The standard also requires lessors to classify leases as sales-type, direct financing or operating leases, similar to existing guidance. We concluded that all of our lessor lease arrangements will continue to be classified as operating leases under the new standard.
Update ASU 2017-08 – Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)
In March 2017, the FASB amended its guidance on accounting for debt securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. We adopted the guidance in this amendment effective December 30, 2018. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.
Update ASU 2018-02 – Income Statement—Reporting Comprehensive Income (Topic 220)
In February 2018, the FASB amended its guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the comprehensive tax legislation enacted by the U.S. government on December 22, 2017 commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and requires certain disclosures about stranded tax effects. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, and may be applied in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate tax rate in the Tax Act is recognized. We adopted the guidance in this amendment effective December 30, 2018. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.
Update ASU 2018-07 – Compensation—Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)
In June 2018, the FASB amended its guidance to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amended guidance also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. We adopted the guidance in this amendment effective December 30, 2018. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.
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
Update ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)
In August 2018, the FASB amended its guidance related to a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.

Note 2—Leases
We have operating and finance leases for manufacturing and production facilities, branch distribution and warehouse facilities, vehicles and machinery and equipment. The remaining term on our leases range from 1 year to 22 years, some of which may include options to extend the leases primarily for 1 to 10 years, and some of which may include options to terminate the leases within 1 year.
The components of lease expense for the three months ended March 30, 2019 were as follows:

(in millions of U.S. dollars)
Operating lease cost	$13.3
Short-term lease cost	1.3
Finance lease cost
Amortization of right-of-use assets	$0.7
Interest on lease liabilities	0.2
Total finance lease cost	$0.9
Sublease income	$0.3
Supplemental cash flow information related to leases for the three months ended March 30, 2019 was as follows:

(in millions of U.S. dollars)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.5
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1.5
Finance leases	9.2
Supplemental balance sheet information related to leases was as follows:

(in millions of U.S. dollars, except lease term and discount rate)	March 30, 2019
Operating leases
Operating lease right-of-use assets	$210.5
Current operating lease obligations	42.3
Operating lease obligations	173.9
Total operating lease obligations	$216.2

Finance leases
Property, plant and equipment, net	$13.3
Current maturities of long-term debt	2.9
Long-term debt	10.7
Total finance lease obligations	$13.6

Weighted Average Remaining Lease Term
Operating leases	8.4 years
Finance leases	5.6 years

Weighted Average Discount Rate
Operating leases	6.2%
Finance leases	6.3%
Maturities of lease obligations as of March 30, 2019 were as follows:

(in millions of U.S. dollars)	Operating Leases	Finance Leases
2019	$39.2	$2.9
2020	48.6	3.3
2021	37.8	2.6
2022	29.1	2.2
2023	24.6	2.1
Thereafter	109.7	3.4
Total lease payments	289.0	16.5
Less imputed interest	(72.8)	(2.9)
Present value of lease obligations	$216.2	$13.6
Leases (Topic 840) Disclosures
On December 30, 2018, we adopted the new lease standard using a modified-retrospective approach by recognizing and measuring leases at the adoption date with accumulative effect of initially applying the guidance recognized at the date of initial application and did not restate the prior periods presented in our Consolidated Financial Statements. As such, prior periods presented in our Consolidated Financial Statements continue to be in accordance with the former lease standard, Topic 840 Leases. See Note 1 to the Consolidated Financial Statements for additional information on our recently adopted accounting pronouncement.
Operating Leases
Under the previous lease standard, we leased buildings, machinery and equipment, computer hardware and furniture and fixtures. All contractual increases and rent-free periods included in the lease contract were taken into account when calculating the minimum lease payment and were recognized on a straight-line basis over the lease term. Certain leases had renewal periods and contingent rentals, which were not included in the table below. As of December 29, 2018, the minimum annual payments under operating leases were as follows:

(in millions of U.S. dollars)	Operating Leases
2019	$51.6
2020	42.9
2021	36.2
2022	29.2
2023	23.4
Thereafter	106.9
Total rent expense under operating leases was $14.6 million for the three months ended March 31, 2018 which is net of sublease income of $0.2 million.

Capital Leases
As of December 29, 2018 we had capital lease assets and accumulated depreciation of $6.7 million and $1.0 million, respectively, which were included in property, plant and equipment, net on the Consolidated Balance Sheet.
In addition, as of December 29, 2018, the future minimum payments required under capital leases over their remaining terms are summarized below:

(in millions of U.S. dollars)	Capital Leases
2019	$1.9
2020	1.4
2021	0.7
2022	0.5
2023	0.4
Thereafter	0.1

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
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $10.0 million and $10.5 million at March 30, 2019 and December 29, 2018, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at March 30, 2019 and December 29, 2018 were $20.7 million and $22.0 million, respectively. The amount of revenue recognized in the three months ended March 30, 2019 that was included in the December 29, 2018 deferred revenue balance was $11.2 million.
We do not have any material contract assets as of March 30, 2019.

Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2019	March 31, 2018
United States	$436.0	$418.6
United Kingdom	46.1	43.6
Canada	15.8	15.2
All other countries	76.2	83.4
Total	$574.1	$560.8

Note 4—Acquisitions
Mountain Valley Acquisition
In October 2018, DSS acquired Mountain Valley, a growing American brand of spring and sparkling bottled water delivered to homes and offices throughout the United States (the “Mountain Valley Acquisition”). The initial purchase price paid by DSS in the Mountain Valley Acquisition was $80.4 million on a debt and cash free basis. The post-closing working capital adjustment was resolved in February 2019 by the payment of $0.4 million made by the former owners of Mountain Valley to DSS. The Mountain Valley Acquisition was funded through a combination of incremental borrowings under the Company’s ABL facility and cash on hand.
The total consideration paid by DSS in the Mountain Valley Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$62.5
Cash paid on behalf of sellers for sellers' transaction expenses	1.8
Cash paid to retire outstanding debt on behalf of sellers	16.1
Working capital settlement	(0.4)
Total consideration	$80.0
The Mountain Valley Acquisition supported the Company’s strategy to expand its existing home and office bottled water category into premium spring, sparkling and flavored water. The Company has accounted for this transaction as a business combination, which requires that assets acquired and liabilities assumed be measured at their acquisition date fair values.
The adjusted purchase price of $80.0 million has been allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. The excess of the adjusted purchase price over the aggregate fair values was recorded as goodwill.

The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$8.2	$—	$8.2
Accounts receivable	4.2	—	4.2
Inventory	2.3	—	2.3
Prepaid expenses and other assets	0.2	—	0.2
Property, plant and equipment	38.5	—	38.5
Goodwill	20.5	(0.4)	20.1
Intangible assets	25.8	—	25.8
Accounts payable and accrued liabilities	(19.3)	—	(19.3)
Total	$80.4	$(0.4)	$80.0
The assets and liabilities acquired with the Mountain Valley Acquisition are recorded at their estimated fair values per preliminary valuations and management estimates and are subject to change when formal valuations and other studies are finalized. The fair values of acquired property, plant and equipment, customer relationships, and deferred taxes are provisional pending validation and receipt of the final valuations for those assets. The fair value of the assumed customer bottle deposit liability included in accounts payable and accrued liabilities is provisional pending management review. In addition, consideration for potential loss contingencies, including uncertain tax positions, is still under review.
Crystal Rock Acquisition
In March 2018, the Company completed the acquisition of Crystal Rock, a direct-to-consumer home and office water, coffee and filtration business serving customers throughout New York and New England. The transaction was structured as a merger following a cash tender offer for all outstanding shares of Crystal Rock, with Crystal Rock becoming a wholly-owned indirect subsidiary of the Company (the “Crystal Rock Acquisition”). The aggregate consideration paid was $37.7 million and includes the purchase price paid to the Crystal Rock shareholders of $20.7 million, $0.8 million in costs paid on behalf of the sellers for the seller’s transaction costs and $16.2 million of assumed debt and accrued interest obligations of the acquired company that was paid by the Company.
The total consideration paid by the Company in the Crystal Rock Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$20.7
Cash paid on behalf of sellers for sellers’ transaction expenses	0.8
Total consideration	$21.5
The Crystal Rock Acquisition strengthens the Company’s presence in New York and New England. The Company has accounted for this transaction as a business combination, which requires that assets acquired and liabilities assumed be measured at their acquisition date fair values.
The purchase price of $21.5 million, net of debt, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments include adjustments to property, plant and equipment and intangible assets based on review of valuations, adjustments to deferred taxes and other long-term liabilities based on analysis of certain tax positions, as well as adjustments to accounts receivable, inventory, prepaid expenses, other assets and accounts payable and accrued liabilities based on review of their fair values as of the acquisition date. These measurement period adjustments did not have a material effect on our results of operations in prior periods.

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$1.6	$—	$1.6
Accounts receivable	6.5	(0.1)	6.4
Inventory	2.3	(0.1)	2.2
Prepaid expenses and other current assets	1.2	1.0	2.2
Property, plant and equipment	9.4	(0.5)	8.9
Goodwill	16.7	(2.5)	14.2
Intangible assets	13.3	(0.7)	12.6
Other assets	0.8	(0.7)	0.1
Short-term borrowings	(4.1)	—	(4.1)
Current maturities of long-term debt	(1.6)	—	(1.6)
Accounts payable and accrued liabilities	(5.2)	(1.5)	(6.7)
Long-term debt	(10.4)	—	(10.4)
Deferred tax liabilities	(6.5)	3.5	(3.0)
Other long-term liabilities	(2.5)	1.6	(0.9)
Total	$21.5	$—	$21.5
During the second quarter of 2018, Crystal Rock was integrated within our DSS business.

Note 5—Income Taxes
Income tax benefit was $1.0 million on pre-tax loss from continuing operations of $20.7 million for the three months ended March 30, 2019, as compared to income tax expense of $0.9 million on pre-tax income from continuing operations of $5.5 million for the three months ended March 31, 2018, respectively. The effective income tax rates were 4.8% and 16.4% for the three months ended March 30, 2019 and March 31, 2018, respectively.
The effective tax rate for the three months ended March 30, 2019 varied from the effective tax rate for the three months ended March 31, 2018 due primarily to increased losses incurred in jurisdictions for which no tax benefit is recognized.
The Tax Act enacted new Section 163(j) interest expense limitation rules on December 22, 2017. On November 26, 2018, the U.S. Department of the Treasury released proposed regulations to provide interpretative guidance for the new Section 163(j) rules, with early adoption permitted. The proposed regulations were open to public comment until the end of February 2019 and have not yet been finalized. We have not adopted the proposed regulations for our 2019 tax year. If the proposed regulations are finalized as currently written, they could have a material impact to our Consolidated Financial Statements in the year in which they are finalized.

Note 6—Common Shares and Net (Loss) Income per Common Share
Common Shares
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 14, 2018 (the “Repurchase Plan”). The Repurchase Plan replaced the then-existing share repurchase program, which was scheduled to expire on May 6, 2019. As of December 29, 2018, the maximum approximate amount of common shares available to be purchased under the Repurchase Plan was $27.8 million. For the three months ended March 30, 2019, we repurchased 570,000 common shares for $7.8 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled.
We are unable to predict the number of shares that ultimately will be repurchased under the Repurchase Plan, or the aggregate dollar amount of the shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

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

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Numerator (in millions of U.S. dollars):
Net (loss) income attributable to Cott Corporation
Continuing operations	$(19.7)	$4.6
Discontinued operations	—	356.8
Net (loss) income	(19.7)	361.4
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	135,948	139,953
Basic Earnings Per Share:
Continuing operations	(0.14)	0.03
Discontinued operations	—	2.55
Net (loss) income	(0.14)	2.58
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	135,948	139,953
Dilutive effect of Stock Options	—	1,339
Dilutive effect of Performance-based RSUs	—	821
Dilutive effect of Time-based RSUs	—	222
Weighted average common shares outstanding - diluted	135,948	142,335
Diluted Earnings Per Share:
Continuing operations	(0.14)	0.03
Discontinued operations	—	2.51
Net (loss) income	(0.14)	2.54
The following table summarizes anti-dilutive securities excluded from the computation of diluted net (loss) income per common share for the periods indicated:

	For the Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Stock Options	5,378	914
Performance-based RSUs [1]	1,252	627
Time-based RSUs	374	90
______________________

[1]	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

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
We operate through three reporting segments: Route Based Services; Coffee, Tea and Extract Solutions; and All Other (which includes our Cott Beverages LLC business and other miscellaneous expenses). Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DSS, Aquaterra, Mountain Valley, Eden and Aimia businesses), Coffee, Tea & Extract Solutions (which includes our S&D business) and All Other (which includes our Cott Beverages LLC business and other miscellaneous expenses). Our segment reporting results have been recast to reflect these changes for all periods presented.

(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
For the Three Months Ended March 30, 2019
Revenue, net [1]	$420.5	$148.0	$7.2	$(1.6)	$574.1
Depreciation and amortization	39.6	5.5	0.1	—	45.2
Operating income (loss)	14.0	3.4	(13.3)	—	4.1
Additions to property, plant and equipment	21.9	1.8	0.1	—	23.8
As of March 30, 2019
Total assets [2]	$2,770.6	$499.3	$51.6	$—	$3,321.5
______________________

[1]	Intersegment revenue between the Coffee, Tea and Extract Solutions and the Route Based Services reporting segments was $1.6 million for the three months ended March 30, 2019.

[2]	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
For the Three Months Ended March 31, 2018
Revenue, net [1,2]	$398.1	$146.1	$17.7	$(1.1)	$560.8
Depreciation and amortization	41.4	5.7	0.3	—	47.4
Operating income (loss)	14.0	4.0	(11.9)	—	6.1
Additions to property, plant and equipment	27.1	2.1	0.6	—	29.8
As of December 29, 2018
Total assets [3]	$2,579.0	$464.8	$131.7	$—	$3,175.5
______________________

[1]	All Other includes $4.2 million of related party concentrate sales to discontinued operations for the three months ended March 31, 2018, respectively.

[2]	Intersegment revenue between the Coffee, Tea and Extract Solutions and the Route Based Services reporting segments was $1.1 million for the three months ended March 31, 2018.

[3]	Excludes intersegment receivables, investments and notes receivable.
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

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended March 30, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$258.6	$—	$—	$—	$258.6
Coffee and tea services	48.6	120.2	—	(1.6)	167.2
Retail	70.9	—	—	—	70.9
Other	42.4	27.8	7.2	—	77.4
Total	$420.5	$148.0	$7.2	$(1.6)	$574.1

	For the Three Months Ended March 31, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$245.5	$—	$—	$—	$245.5
Coffee and tea services	47.0	117.2	—	(1.0)	163.2
Retail [1]	66.6	—	—	—	66.6
Other [1]	39.0	28.9	17.7	(0.1)	85.5
Total	$398.1	$146.1	$17.7	$(1.1)	$560.8
____________________________

[1]
Revenues by channel of our Route Based Services reporting segment for the three months ended March 31, 2018 were revised to reclassify $16.6 million of revenues from the other channel to the home and office bottled water delivery channel as these activities are associated with the home and office bottled water delivery channel. In addition, we reclassified $3.5 million out of the retail channel and into the other channel in order to better align the activities of a recent acquisition with those of our U.S. route based services business.

Note 8—Inventories
The following table summarizes inventories as of March 30, 2019 and December 29, 2018:

(in millions of U.S. dollars)	March 30, 2019	December 29, 2018
Raw materials	$58.1	$68.5
Finished goods	38.1	36.3
Resale items	20.4	21.5
Other	3.5	3.3
Total	$120.1	$129.6

Note 9—Intangible Assets, Net
The following table summarizes intangible assets, net as of March 30, 2019 and December 29, 2018:

	March 30, 2019			December 29, 2018
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Rights	$—	$—	$—	$24.5	$—	$24.5
Trademarks	283.1	—	283.1	282.3	—	282.3
Total intangible assets not subject to amortization	283.1	—	283.1	306.8	—	306.8
Subject to amortization
Customer relationships	616.3	224.2	392.1	603.1	211.1	392.0
Patents	15.2	2.9	12.3	15.2	2.5	12.7
Software	40.7	21.7	19.0	38.0	20.5	17.5
Other	17.1	7.0	10.1	16.6	6.4	10.2
Total intangible assets subject to amortization	689.3	255.8	433.5	672.9	240.5	432.4
Total intangible assets	$972.4	$255.8	$716.6	$979.7	$240.5	$739.2

Amortization expense of intangible assets was $15.4 million and $17.0 million for the three months ended March 30, 2019 and March 31, 2018, respectively.
The estimated amortization expense for intangible assets over the next five years is:

(in millions of U.S. dollars)
Remainder of 2019	$50.4
2020	60.1
2021	52.1
2022	42.2
2023	35.0
Thereafter	193.7
Total	$433.5

Note 10—Accumulated Other Comprehensive (Loss) Income
With the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business in January 2018, the foreign currency translation balances associated with these businesses were recognized in earnings in the period of disposition. Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three months ended March 30, 2019 and March 31, 2018 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 30, 2017	$(1.4)	$(16.8)	$(76.2)	$(94.4)
OCI before reclassifications	(4.7)	—	(1.1)	(5.8)
Amounts reclassified from AOCI	0.9	16.9	9.4	27.2
Net current-period OCI	(3.8)	16.9	8.3	21.4
Ending balance March 31, 2018	$(5.2)	$0.1	$(67.9)	$(73.0)
Beginning balance December 29, 2018	$(9.7)	$0.3	$(92.3)	$(101.7)
OCI before reclassifications	(8.1)	—	10.6	2.5
Amounts reclassified from AOCI	2.6	—	—	2.6
Net current-period OCI	(5.5)	—	10.6	5.1
Ending balance March 30, 2019	$(15.2)	$0.3	$(81.7)	$(96.6)
______________________

[1]	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three months ended March 30, 2019 and March 31, 2018, respectively:

(in millions of U.S. dollars)	For the Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	March 30, 2019	March 31, 2018
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(2.6)	$(0.9)	Cost of sales
	(2.6)	(0.9)	Total before taxes
	—	—	Tax expense or (benefit)
	$(2.6)	$(0.9)	Net of tax
Amortization of pension benefit plan items
Recognized net actuarial loss [2]	$—	$(16.9)	Gain on sale of discontinued operations
Prior service costs	—	—	Cost of sales
	—	(16.9)	Total before taxes
	—	—	Tax expense or (benefit)
	$—	$(16.9)	Net of tax
Foreign currency translation adjustments	$—	$(9.4)	Gain on sale of discontinued operations
Total reclassifications for the period	$(2.6)	$(27.2)	Net of tax
______________________

[1]	Amounts in parentheses indicate debits.

[2]	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on the sale of discontinued operations for the three months ended March 31, 2018.

Note 11—Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow. In addition, the Israeli Ministry of Environmental Protection (the “Ministry”) has alleged that a non-profit recycling corporation, which collects and recycles bottles sold by manufacturers, including Eden, failed to meet recycling quotas in 2016, in violation of Israeli law. The law imposes liability directly on manufacturers, and the Ministry has asserted that the manufacturers involved with the corporation owe a fine. Eden received a notice from the Ministry on June 21, 2018. Eden has since undertaken an administrative appeal process and intends to proceed to litigation. Although we cannot predict the outcome of any potential proceedings at this early stage, Eden may be subject to a fine in excess of $0.1 million. Management believes, however, that the resolution of this matter will not be material to our financial position, results of operations, or cash flows.
We had $46.1 million in standby letters of credit outstanding as of March 30, 2019 ($46.1 million—December 29, 2018).
Guarantees
After the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business in January 2018, the Company has continued to provide contractual payment guarantees to three third-party lessors of certain real property used in these businesses. The leases were conveyed to Refresco as part of the sale, but the Company’s guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $31.6 million as of March 30, 2019 ($32.2 million—December 29, 2018) was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse the Company if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of the Company’s guarantees. Discussions with the landlords are ongoing. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

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
Cash Flow Hedging Strategy
We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended March 30, 2019 or March 31, 2018, respectively.
We have entered into coffee futures contracts to hedge our exposure to price fluctuations on green coffee associated with fixed-price sales contracts with customers, which generally range from 2 to 21 months in length. These derivative instruments have been designated and qualified as a part of our commodity cash flow hedging program effective January 1, 2017. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee.
The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 104.7 million pounds and 73.3 million pounds as of March 30, 2019 and December 29, 2018, respectively. Approximately $2.6 million and $0.9 million of realized losses, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statements of Operations for the three months ended March 30, 2019 and March 31, 2018, respectively. As of March 30, 2019, the estimated net amount of losses reported in AOCI that is expected to be reclassified to the Consolidated Statements of Operations within the next twelve months is $16.2 million.
The fair value of the Company’s net derivative liabilities included in accounts payable and accrued liabilities was $17.1 million and $10.9 million as of March 30, 2019 and December 29, 2018, respectively. We had no derivative assets as of March 30, 2019 and December 29, 2018. Set forth below is a reconciliation of our derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	March 30, 2019		December 29, 2018
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Coffee futures[1]	$—	$(17.1)	$—	$(10.9)
______________________

[1]
The fair value of the coffee futures excludes amounts in the related margin accounts. We are required to maintain margin accounts in accordance with futures market and broker regulations. As of March 30, 2019 and December 29, 2018, the aggregate margin account balances were $14.6 million and $12.9 million, respectively, and are included in cash and cash equivalents on the Consolidated Balance Sheets.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities, which are shown on a net basis, are reconciled in the table below:

(in millions of U.S. dollars)	March 30, 2019	December 29, 2018
Coffee futures assets	$—	$0.1
Coffee futures liabilities	(17.1)	(11.0)
Net asset (liability)	$(17.1)	$(10.9)

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for cash flow hedging relationships, presented on a pre-tax basis, for the three months ended March 30, 2019 and March 31, 2018, respectively, is shown in the table below:

	For the Three Months Ended
	March 30, 2019	March 31, 2018
(in millions of U.S. dollars)	Cost of sales
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$291.2	$287.3
Loss on cash flow hedging relationship
Coffee futures:
Loss reclassified from AOCI into expense	$2.6	$0.9
The settlement of our derivative instruments resulted in a debit to cost of sales of $2.6 million and $0.9 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

Note 13—Fair Value Measurements
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
Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the net derivative liabilities as of March 30, 2019 and December 29, 2018 was $17.1 million and $10.9 million, respectively. We had no derivative assets as of March 30, 2019 and December 29, 2018.

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of March 30, 2019 and December 29, 2018 were as follows:

	March 30, 2019		December 29, 2018
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2024 [1,2]	$499.0	$524.6	$505.9	$521.7
5.500% senior notes due in 2025 [1,2]	740.9	747.4	740.2	695.8
Total	$1,239.9	$1,272.0	$1,246.1	$1,217.5
______________________

[1]	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.

[2]	Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of March 30, 2019 and December 29, 2018.

Note 14—Subsequent Events
On April 30, 2019, our Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on June 12, 2019 to shareowners of record at the close of business on May 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 29, 2018 (our “2018 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2018 Annual Report. As used herein, “Cott,” “the Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries.
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
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”), Eden Springs Europe B.V. (“Eden”) and Aimia Foods (“Aimia”) businesses), Coffee, Tea & Extract Solutions (which includes our S. & D. Coffee, Inc. (“S&D”) business) and All Other (which includes our Cott Beverages LLC business and other miscellaneous expenses). Our segment reporting results have been recast to reflect these changes for all periods presented.
Divestiture Transaction
On February 8, 2019, we sold all of the outstanding equity of Cott Beverages LLC, which operated our soft drink concentrate production business and our Royal Crown International (“RCI”) division, to Refresco Group B.V., a Dutch beverage manufacturer (“Refresco”). The aggregate deal consideration paid at closing was $50.0 million, subject to post-closing adjustments for working capital, indebtedness and other customary items. The sale of Cott Beverages LLC resulted in a loss of approximately $5.4 million that was recorded to other expense (income), net in the Consolidated Statement of Operations for the three months ended March 30, 2019. We used the proceeds of this transaction to repay a portion of the outstanding borrowings under our asset-based lending credit facility (the “ABL facility”).

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
The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report, and those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.
The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the markets in which we operate;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers or hedge against such rising costs, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	potential liabilities associated with the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business;

•	our ability to realize the revenue and cost synergies of our acquisitions because of integration difficulties and other challenges;

•	our exposure to intangible asset risk;

•
currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the exchange between the Euro, the Canadian dollar and other currencies and the exchange between the British pound sterling and the Euro;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates, which could increase our borrowing costs;

•	the incurrence of substantial indebtedness to finance our acquisitions;

•	the impact of global financial events on our financial results from uncertainty in the financial markets and other adverse changes in general economic conditions;

•	any disruption to production at our manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain and integrate new management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	our ability to maintain our quarterly dividend;

•
our ability to adequately address the challenges and risks associated with our international operations and address difficulties in complying with laws and regulations including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010;

•	increased tax liabilities in the various jurisdictions in which we operate;

•	our ability to utilize tax attributes to offset future taxable income;

•	the impact of the 2017 Tax Cuts and Jobs Act on our tax obligations and effective tax rate; or

•	credit rating changes.
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
We also utilize (loss) earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net (loss) income from continuing operations before interest expense, net, (benefit) expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, loss on sale of business, loss on commodity hedging instruments, net, foreign exchange and other losses (gains), net, loss on disposal of property, plant and equipment, net, gain on extinguishment of long-term debt, operations of Cott Beverages LLC, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance.
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

Summary Financial Results
Net loss from continuing operations for the three months ended March 30, 2019 (the “first quarter”) was $19.7 million or $0.14 per diluted common share, compared with net income from continuing operations of $4.6 million or $0.03 per diluted common share for the three months ended March 31, 2018.
The following items of significance affected our financial results for the first three months of 2019:

•
Net revenue increased $13.3 million, or 2.4%, from the prior year period due primarily to the addition of revenues from the Mountain Valley and Crystal Rock businesses, pricing initiatives, growth within our home and office water delivery operations, and growth in retail in our Route Based Services reporting segment, growth in coffee volumes and growth in liquid coffee and extracts in our Coffee, Tea and Extract Solutions reporting segment, partially offset by the impact of unfavorable foreign exchange rates and a decrease in revenues contributed by our PolyCycle Solutions ("PCS") business that was sold during the second quarter of 2018 in our Route Based Services reporting segment, lower green coffee commodity prices and a change in customer mix, as well as a decrease in other product sales in our Coffee, Tea and Extract Solutions reporting segment, and a decrease in revenues contributed by our Cott Beverages LLC business that was sold during the first quarter;

•
Gross profit increased to $282.9 million from $273.5 million in the prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses, pricing initiatives, growth within our home and office water delivery operations, and growth retail in our Route Based Services reporting segment, growth in coffee volumes and growth in liquid coffee and extracts in our Coffee, Tea and Extract Solutions reporting segment, partially offset by the unfavorable impact of foreign exchange rates and increased overtime costs in our Route Based Services reporting segment, lower green coffee commodity prices and a change in customer mix in our Coffee, Tea, and Extract Solutions reporting segment, as well as a decrease in gross profit contributed by our Cott Beverages LLC business that was sold during the first quarter. Gross profit as a percentage of net revenue was 49.3% compared to 48.8% in the prior year period;

•
Selling, general and administrative (“SG&A”) expenses increased to $272.1 million from $261.1 million in the prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses in our Route Based Services reporting segment and an increase in selling costs in our Coffee, Tea and Extract Solutions reporting segment, partially offset by less SG&A expenses incurred by our Cott Beverages LLC business that was sold during the first quarter and the favorable impact of foreign exchange rates within our Route Based Services reporting segment. SG&A expenses as a percentage of net revenue was 47.4% compared to 46.6% in the prior year period;

•
Other expense, net was $5.5 million compared to other income, net of $20.2 million in the prior year period due primarily to the loss recognized on the sale of our Cott Beverages LLC business in the first quarter, partially offset by the gain recognized on the redemption of the 10.000% senior secured notes due 2021 (the “DSS Notes”) and an increase of net gains on foreign currency transactions in the prior year period;

•
Income tax benefit was $1.0 million on pre-tax loss from continuing operations of $20.7 million compared to income tax expense of $0.9 million on pre-tax income from continuing operations of $5.5 million in the prior year period due primarily to increased losses incurred in jurisdictions for which no tax benefit is recognized;

•	Adjusted EBITDA decreased to $62.9 million compared to $64.0 million in the prior year period due to the items listed above;

•
Cash flows provided by operating activities from continuing operations was $23.6 million compared to $32.9 million in the prior year period. The $9.3 million decrease was due primarily to the decrease in net (loss) income, partially offset by the change in working capital account balances relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended March 30, 2019 and March 31, 2018:

	For the Three Months Ended
	March 30, 2019		March 31, 2018
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	574.1	100.0	560.8	100.0
Cost of sales	291.2	50.7	287.3	51.2
Gross profit	282.9	49.3	273.5	48.8
Selling, general and administrative expenses	272.1	47.4	261.1	46.6
Loss on disposal of property, plant and equipment, net	1.9	0.3	1.3	0.2
Acquisition and integration expenses	4.8	0.8	5.0	0.9
Operating income	4.1	0.7	6.1	1.1
Other expense (income), net	5.5	1.0	(20.2)	(3.6)
Interest expense, net	19.3	3.4	20.8	3.7
(Loss) income from continuing operations before income taxes	(20.7)	(3.6)	5.5	1.0
Income tax (benefit) expense	(1.0)	(0.2)	0.9	0.2
Net (loss) income from continuing operations	(19.7)	(3.4)	4.6	0.8
Net income from discontinued operations, net of income taxes	—	—	357.4	63.7
Net (loss) income	(19.7)	(3.4)	362.0	64.5
Less: Net income attributable to non-controlling interests - discontinued operations	—	—	0.6	0.1
Net (loss) income attributable to Cott Corporation	(19.7)	(3.4)	361.4	64.4
Depreciation & amortization	45.2	7.9	47.4	8.5
The following table summarizes the change in revenue by reporting segment for the three months ended March 30, 2019:

	For the Three Months Ended March 30, 2019
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$22.4	$1.9	$(10.5)	$(0.5)	$13.3
Impact of foreign exchange [1]	11.9	—	—	—	11.9
Change excluding foreign exchange	$34.3	$1.9	$(10.5)	$(0.5)	$25.2
Percentage change in revenue	5.6%	1.3%	(59.3)%	45.5%	2.4%
Percentage change in revenue excluding foreign exchange	8.6%	1.3%	(59.3)%	45.5%	4.5%
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
Subsequent to the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business in January 2018, management re-evaluated the measure of profit for our reportable segments and determined that excluding corporate allocations from segment operating income was appropriate as these costs are not considered by management when evaluating performance. Operating income (loss) for the prior periods have been recast to reflect this change.

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for the three months ended March 30, 2019 and March 31, 2018:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2019	March 31, 2018
Revenue, net
Route Based Services	$420.5	$398.1
Coffee, Tea and Extract Solutions	148.0	146.1
All Other	7.2	17.7
Eliminations	(1.6)	(1.1)
Total	$574.1	$560.8
Gross profit
Route Based Services	$242.8	$232.5
Coffee, Tea and Extract Solutions	39.8	38.7
All Other	0.3	2.3
Total	$282.9	$273.5
Operating income (loss)
Route Based Services	$14.0	$14.0
Coffee, Tea and Extract Solutions	3.4	4.0
All Other	(13.3)	(11.9)
Total	$4.1	$6.1

The following tables summarize net revenue by channel for the three months ended March 30, 2019 and March 31, 2018:

	For the Three Months Ended March 30, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$258.6	$—	$—	$—	$258.6
Coffee and tea services	48.6	120.2	—	(1.6)	167.2
Retail	70.9	—	—	—	70.9
Other	42.4	27.8	7.2	—	77.4
Total	$420.5	$148.0	$7.2	$(1.6)	$574.1

	For the Three Months Ended March 31, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$245.5	$—	$—	$—	$245.5
Coffee and tea services	47.0	117.2	—	(1.0)	163.2
Retail [1]	66.6	—	—	—	66.6
Other [1]	39.0	28.9	17.7	(0.1)	85.5
Total	$398.1	$146.1	$17.7	$(1.1)	$560.8
____________________________

[1]
Revenues by channel of our Route Based Services reporting segment for the three months ended March 31, 2018 were revised to reclassify $16.6 million of revenues from the other channel to the home and office bottled water delivery channel as these activities are associated with the home and office bottled water delivery channel. In addition, we reclassified $3.5 million out of the retail channel and into the other channel in order to better align the activities of a recent acquisition with those of our U.S. route based services business.

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended March 30, 2019 and March 31, 2018:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2019	March 31, 2018
Net (loss) income from continuing operations	$(19.7)	$4.6
Interest expense, net	19.3	20.8
Income tax (benefit) expense	(1.0)	0.9
Depreciation and amortization	45.2	47.4
EBITDA	$43.8	$73.7
Acquisition and integration costs [1]	4.8	5.0
Share-based compensation costs	3.3	2.4
Loss on sale of business	5.4	—
Commodity hedging loss, net	—	0.3
Foreign exchange and other losses (gains), net	1.0	(8.2)
Loss on disposal of property, plant and equipment, net	1.9	1.3
Gain on extinguishment of long-term debt	—	(7.1)
Cott Beverages LLC [2]	0.4	(0.5)
Other adjustments, net	2.3	(2.9)
Adjusted EBITDA	$62.9	$64.0
______________________

[1]
Includes $0.2 million and $1.0 million of share-based compensation costs for the three months ended March 30, 2019 and March 31, 2018, respectively, related to awards granted in connection with the acquisition of our S&D and Eden businesses.

[2]	Impact on our operations related to the Cott Beverages LLC business, which was sold on February 8, 2019.

Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018
Revenue, Net
Net revenue increased $13.3 million, or 2.4%, in the first quarter from the comparable prior year period.
Route Based Services net revenue increased $22.4 million, or 5.6%, in the first quarter from the comparable prior year period due primarily to the addition of revenues from the Mountain Valley and Crystal Rock businesses of $23.2 million, pricing initiatives and growth within our home and office water delivery operations of $8.8 million, and growth in retail of $4.1 million, partially offset by the unfavorable impact of foreign exchange rates of $11.9 million and less revenue of $2.2 million contributed by our PCS business due to the sale of such business in the second quarter of 2018.
Coffee, Tea and Extract Solutions net revenue increased $1.9 million, or 1.3%, in the first quarter from the comparable prior year period due primarily to growth in coffee volumes and growth in liquid coffee and extracts of $9.7 million, partially offset by lower green coffee commodity prices and a change in customer mix of $4.6 million, as well as decrease in other product sales of $3.2 million.
All Other net revenue decreased $10.5 million, or 59.3%, in the first quarter from the comparable prior year period due primarily to less revenue contributed by our Cott Beverages LLC business due to the sale of such business in the first quarter.

Gross Profit
Gross profit increased to $282.9 million in the first quarter from $273.5 million in the comparable prior year period. Gross profit as a percentage of revenue was 49.3% in the first quarter compared to 48.8% in the comparable prior year period.
Route Based Services gross profit increased to $242.8 million in the first quarter from $232.5 million in the comparable prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, and growth in retail, partially offset by the unfavorable impact of foreign exchange rates and increased overtime costs.
Coffee, Tea and Extract Solutions gross profit increased to $39.8 million in the first quarter from $38.7 million in the comparable prior year period due primarily to growth in coffee volumes and growth in liquid coffee and extracts, partially offset by lower green coffee commodity prices and a change in customer mix.
All Other gross profit decreased to $0.3 million in the first quarter from $2.3 million in the comparable prior year period due primarily to less gross profit contributed by our Cott Beverages LLC business due to the sale of such business in the first quarter.
Selling, General and Administrative Expenses
SG&A expenses increased to $272.1 million in the first quarter from $261.1 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 47.4% in the first quarter compared to 46.6% in the comparable prior year period.
Route Based Services SG&A expenses increased to $224.5 million in the first quarter from $214.9 million in the comparable prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses, partially offset by the favorable impact of foreign exchange rates.
Coffee, Tea and Extract Solutions SG&A expenses increased to $36.3 million in the first quarter from $34.4 million in the comparable prior year period due primarily to an increase in selling costs.
All Other SG&A expenses decreased to $11.3 million in the first quarter from $11.8 million in the comparable prior year period due primarily to less SG&A expenses incurred by our Cott Beverages LLC business due to the sale of such business in the first quarter, partially offset by an increase in professional fees.
Operating Income
Operating income decreased to $4.1 million in the first quarter from $6.1 million in the comparable prior year period.
Route Based Services operating income remained unchanged at $14.0 million in the first quarter from the comparable prior year period due to the items discussed above.
Coffee, Tea and Extract Solutions operating income decreased to $3.4 million in the first quarter from $4.0 million in the comparable prior year period due to the items discussed above.
All Other operating loss increased to $13.3 million in the first quarter from $11.9 million in the comparable prior year period due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $5.5 million for the first quarter compared to other income, net of $20.2 million in the comparable prior year period due primarily to the loss recognized on the sale of our Cott Beverages LLC business in the first quarter, partially offset by the gain recognized on the redemption of the DSS Notes and an increase of net gains on foreign currency transactions in the prior year period.
Income Taxes
Income tax benefit was $1.0 million in the first quarter compared to income tax expense of $0.9 million in the comparable prior year period. The effective tax rate for the first quarter was 4.8% compared to 16.4% in the comparable prior year period.
The effective tax rate for the first quarter varied from the effective tax rate from the comparable prior year period due primarily to increased losses incurred in jurisdictions for which no tax benefit is recognized.

Liquidity and Capital Resources
As of March 30, 2019, we had total debt of $1,317.9 million and $153.9 million of cash and cash equivalents compared to $1,342.2 million of debt and $170.8 million of cash and cash equivalents as of December 29, 2018. Our cash and cash equivalents balance as of March 30, 2019 and December 29, 2018 includes $12.5 million of cash proceeds received from the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. The escrow will be released, subject to any amounts for pending indemnification claims, on the eighteen month anniversary of the transaction closing date, which was January 30, 2018. Our cash and cash equivalents balance as of March 30, 2019 also includes $0.5 million of cash proceeds received from the sale of our Cott Beverages LLC business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. The escrow will be released, subject to any amounts for pending indemnification claims, on the eighteen month anniversary of the transaction closing date, which was February 8, 2019. In addition, our cash and cash equivalents balances as of March 30, 2019 and December 29, 2018, include margin account balances related to our coffee futures of $14.6 million and $12.9 million, respectively. We are required to maintain margin account balances in accordance with futures market and broker regulations.
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
As of March 30, 2019, our total availability under the ABL facility was $217.9 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the March 2019 month-end under the terms of the credit agreement governing the ABL facility). We had $53.3 million of outstanding borrowings under the ABL facility and $46.1 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $118.5 million. Each month’s borrowing base is not effective until submitted to the lenders, which typically occurs on the fifteenth day of the following month.
We earn a portion of our consolidated operating income in subsidiaries located outside of Canada. We have not provided for federal, state and foreign deferred income taxes on the undistributed earnings of our non-Canadian subsidiaries. We expect that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no tax consequences.
We expect existing cash and cash equivalents, cash flows and the issuance of debt to continue to be sufficient to fund our operating, investing and financing activities. In addition, we expect existing cash and cash equivalents and cash flows outside Canada to continue to be sufficient to fund our subsidiary operating activities.
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
A dividend of $0.06 per common share was declared during the first quarter of 2019 for an aggregate dividend payment of approximately $8.2 million.

The following table summarizes our cash flows for the three months ended March 30, 2019 and March 31, 2018, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2019	March 31, 2018
Net cash provided by operating activities from continuing operations	$23.6	$32.9
Net cash provided by (used in) investing activities from continuing operations	4.9	(57.7)
Net cash used in financing activities from continuing operations	(46.7)	(290.2)
Cash flows from discontinued operations:
Net cash used in operating activities from discontinued operations	—	(84.7)
Net cash provided by investing activities from discontinued operations	—	1,228.6
Net cash used in financing activities from discontinued operations	—	(769.7)
Effect of exchange rate changes on cash	1.3	(4.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(16.9)	54.4
Cash and cash equivalents and restricted cash, beginning of period	170.8	157.9
Cash and cash equivalents and restricted cash from continuing operations, end of period	$153.9	$212.3
Operating Activities
Cash provided by operating activities from continuing operations was $23.6 million year to date compared to $32.9 million in the comparable prior year period. The $9.3 million decrease was due primarily to the decrease in net (loss) income, partially offset by the change in working capital account balances relative to the prior year period.
Investing Activities
Cash provided by investing activities from continuing operations was $4.9 million year to date compared to cash used in investing activities from continuing operations of $57.7 million in the comparable prior year period. The $62.6 million increase was due primarily to the cash received from the sale of our Cott Beverages LLC business, as well as a decrease in additions to property, plant and equipment and a decrease in cash used to finance acquisitions relative to the prior year period.
Financing Activities
Cash used in financing activities from continuing operations was $46.7 million year to date compared to $290.2 million in the comparable prior year period. The $243.5 million decrease was due primarily to the redemption of the DSS Notes in the prior year period, partially offset by an increase in payments under our ABL facility.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of March 30, 2019.
Contractual Obligations
We have no material changes to the disclosure on this matter made in our 2018 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2018 Annual Report.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of March 30, 2019, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
ABL Facility
Under the credit agreement governing the ABL facility, as amended and restated to date, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or our aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million. Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default exists or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million, the lenders will take dominion over the cash and will apply the excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of March 30, 2019.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 14, 2018 (the “Repurchase Plan”). As of December 29, 2018, the maximum approximate amount of common shares available to be purchased under the Repurchase Plan was $27.8 million. For the three months ended March 30, 2019, we repurchased 570,000 common shares for $7.8 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We are unable to predict the number of shares that ultimately will be repurchased under the Repurchase Plan, or the aggregate dollar amount of the shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Tax Withholding
In the first quarter of 2019, an aggregate of 200,309 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the first quarter of 2018, an aggregate of 354,593 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 29, 2018, equity has decreased by $19.4 million. The decrease was due primarily to a net loss of $19.7 million and a common share dividend payment of $8.2 million, partially offset by currency translation adjustments of $10.6 million.
Dividend Payments
Common Share Dividend
On February 21, 2019, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on March 27, 2019 to shareowners of record at the close of business on March 12, 2019. On April 30, 2019, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on June 12, 2019 to shareowners of record at the close of business on May 31, 2019. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.

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
We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2018 Annual Report.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes. We have no material changes to our Quantitative and Qualitative Disclosures about Market Risk as filed in our 2018 Annual Report.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2019. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of March 30, 2019, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosure.
In addition, our management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial and Administrative Officer, of changes in our internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial and Administrative Officer concluded that, except as described below, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with the adoption on December 30, 2018 of new accounting guidance for leases, we implemented new processes, software and internal controls related to our leases.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Reference is made to the legal proceeding described in our 2018 Annual Report.

Item 1A. Risk Factors
There has been no material change in our risk factors since December 29, 2018. Please refer to our 2018 Annual Report. In addition, the Israeli Ministry of Environmental Protection (the "Ministry") has alleged that a non-profit recycling corporation, which collects and recycles bottles sold by manufacturers, including Eden, failed to meet recycling quotas in 2016, in violation of Israeli law. The law imposes liability directly on manufacturers, and the Ministry has asserted that the manufacturers involved with the corporation owe a fine. Eden received a notice from the Ministry in June 2018. Eden has since undertaken an administrative appeal process and intends to proceed to litigation. Although we cannot predict the outcome of any potential proceedings at this early stage, Eden may be subject to a fine in excess of $0.1 million. Management believes, however, that the resolution of this matter will not be material to our financial position, results of operations, or cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchase Program
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 14, 2018 (the “Repurchase Plan”). The Repurchase Plan replaced the then-existing share repurchase program, which was scheduled to expire on May 6, 2019.
The following table summarizes the repurchase activity under the Repurchase Plan during the first quarter of 2019:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2018 - January 31, 2019	570,000	$13.77	570,000	$20,001,105
February 1 - February 28, 2019	—	$—	—	$—
March 1 - March 30, 2019	—	$—	—	$—
Total	570,000		570,000
Tax Withholdings
The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2019 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2018 - January 31, 2019	5,307	$14.74	N/A	N/A
February 1 - February 28, 2019	195,002	$15.50	N/A	N/A
March 1 - March 30, 2019	—	$—	N/A	N/A
Total	200,309

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Amalgamation of Cott Corporation, as amended	10-K	3.1	2/27/2019	001-31410
3.2	By-laws of Cott Corporation, as amended	8-A	3.2	5/4/2018	001-31410
4.1
Tenth Supplemental Indenture, dated as of April 1, 2019, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation, Wallingford Holding, Inc. and Wallingford Coffee Mills Inc., and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee.
*
4.2
Seventh Supplemental Indenture, dated as of April 1, 2019, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc., Wallingford Holding, Inc. and Wallingford Coffee Mills Inc., and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee.
*
10.1 (1)	Employment Offer Letter to William Jamieson, dated January 15, 2019.					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2019.					*
31.2	Certification of the Chief Financial and Administrative Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2019.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2019.					*
32.2	Certification of the Chief Financial and Administrative Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2019.					*
101
The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, filed May 9, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.
*
______________________
1     Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: May 9, 2019	/s/ Jay Wells
Jay Wells
Chief Financial and Administrative Officer
(On behalf of the Company)

Date: May 9, 2019	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)