Form 10-Q
period 2019-06-29
COTT CORP /CN/
filed 2019-08-08
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 29, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                      l

Commission File Number: 001-31410

COTT CORPORATION
(Exact name of registrant as specified in its charter)

Canada		98-0154711
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

1200 BRITANNIA ROAD EAST
MISSISSAUGA,	Ontario	L4W 4T5
Canada

4221 WEST BOY SCOUT BOULEVARD
SUITE 400
TAMPA,	Florida	33607
United States
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (905) 795-6500 and (813) 313-1732

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	COT	New York Stock Exchange
	BCB	Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Common Shares, no par value per share	134,662,789

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue, net	$604.1	$603.6	$1,178.2	$1,164.4
Cost of sales	291.0	302.2	582.2	589.5
Gross profit	313.1	301.4	596.0	574.9
Selling, general and administrative expenses	284.2	275.2	556.3	536.3
Loss on disposal of property, plant and equipment, net	1.6	1.3	3.5	2.6
Acquisition and integration expenses	2.7	4.2	7.5	9.2
Operating income	24.6	20.7	28.7	26.8
Other (income) expense, net	(2.4)	(12.2)	3.1	(32.4)
Interest expense, net	19.1	18.6	38.4	39.4
Income (loss) from continuing operations before income taxes	7.9	14.3	(12.8)	19.8
Income tax expense	3.5	2.1	2.5	3.0
Net income (loss) from continuing operations	$4.4	$12.2	$(15.3)	$16.8
Net (loss) income from discontinued operations, net of income taxes	—	(1.4)	—	356.0
Net income (loss)	$4.4	$10.8	$(15.3)	$372.8
Less: Net income attributable to non-controlling interests - discontinued operations	—	—	—	0.6
Net income (loss) attributable to Cott Corporation	$4.4	$10.8	$(15.3)	$372.2
Net income (loss) per common share attributable to Cott Corporation
Basic:
Continuing operations	$0.03	$0.09	$(0.11)	$0.12
Discontinued operations	$—	$(0.01)	$—	$2.54
Net income (loss)	$0.03	$0.08	$(0.11)	$2.66
Diluted:
Continuing operations	$0.03	$0.09	$(0.11)	$0.12
Discontinued operations	$—	$(0.01)	$—	$2.50
Net income (loss)	$0.03	$0.08	$(0.11)	$2.62
Weighted average common shares outstanding (in thousands)
Basic	135,569	139,768	135,758	139,860
Diluted	137,306	141,661	135,758	142,120

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$4.4	$10.8	$(15.3)	$372.8
Other comprehensive income (loss):
Currency translation adjustment	(3.5)	(17.0)	7.1	(8.7)
Pension benefit plan, net of tax [1]	—	—	—	16.9
Income (loss) on derivative instruments, net of tax [2]	12.5	(0.5)	7.0	(4.3)
Total other comprehensive income (loss)	9.0	(17.5)	14.1	3.9
Comprehensive income (loss)	$13.4	$(6.7)	$(1.2)	$376.7
Less: Comprehensive income attributable to non-controlling interests	—	—	—	0.6
Comprehensive income (loss) attributable to Cott Corporation	$13.4	$(6.7)	$(1.2)	$376.1
______________________

[1]	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on sale of discontinued operations for the six months ended June 30, 2018.

[2]	Net of the effect of $4.9 million and $3.3 million tax expense for the three and six months ended June 29, 2019, respectively and $0.4 million tax benefit for the six months ended June 30, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	June 29, 2019	December 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$113.4	$170.8
Accounts receivable, net of allowance of $8.4 ($9.6 as of December 29, 2018)	308.4	308.3
Inventories	130.1	129.6
Prepaid expenses and other current assets	32.9	27.2
Total current assets	584.8	635.9
Property, plant and equipment, net	643.7	624.7
Operating lease right-of-use-assets	205.1	—
Goodwill	1,163.7	1,143.9
Intangible assets, net	713.4	739.2
Deferred tax assets	0.1	0.1
Other long-term assets, net	21.7	31.7
Total assets	$3,332.5	$3,175.5
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$93.8	$89.0
Current maturities of long-term debt	5.0	3.0
Accounts payable and accrued liabilities	438.4	469.0
Current operating lease obligations	42.9	—
Total current liabilities	580.1	561.0
Long-term debt	1,261.7	1,250.2
Operating lease obligations	167.8	—
Deferred tax liabilities	127.5	124.3
Other long-term liabilities	55.5	69.6
Total liabilities	2,192.6	2,005.1
Equity
Common shares, no par value - 134,638,000 (December 29, 2018 - 136,195,108) shares issued	890.0	899.4
Additional paid-in-capital	74.4	73.9
Retained earnings	263.1	298.8
Accumulated other comprehensive loss	(87.6)	(101.7)
Total Cott Corporation equity	1,139.9	1,170.4
Total liabilities and equity	$3,332.5	$3,175.5

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$4.4	$10.8	$(15.3)	$372.8
Net (loss) income from discontinued operations, net of income taxes	—	(1.4)	—	356.0
Net income (loss) from continuing operations	4.4	12.2	(15.3)	16.8
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	48.9	48.7	94.1	96.1
Amortization of financing fees	0.9	0.8	1.7	1.7
Share-based compensation expense	3.3	4.4	6.8	7.8
(Benefit) provision for deferred income taxes	(2.0)	2.9	(5.2)	2.7
Gain on extinguishment of debt	—	—	—	(7.1)
Loss (gain) on sale of business	0.6	(6.0)	6.0	(6.0)
Loss on disposal of property, plant and equipment, net	1.6	1.3	3.5	2.6
Other non-cash items	(3.7)	(2.2)	(3.3)	(2.2)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16.2)	(6.5)	(14.6)	(19.2)
Inventories	(9.5)	(4.6)	(16.1)	(13.7)
Prepaid expenses and other current assets	0.6	(2.3)	(1.3)	(6.6)
Other assets	0.6	0.2	1.3	1.2
Accounts payable and accrued liabilities and other liabilities	(18.0)	(13.9)	(22.5)	(6.2)
Net cash provided by operating activities from continuing operations	11.5	35.0	35.1	67.9
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(21.5)	(38.8)	(42.5)	(66.6)
Additions to property, plant and equipment	(27.8)	(28.9)	(51.6)	(58.7)
Additions to intangible assets	(2.0)	(2.0)	(4.3)	(4.2)
Proceeds from sale of property, plant and equipment	1.0	1.0	2.4	2.9
Proceeds from sale of business, net of cash sold	—	12.8	50.5	12.8
Other investing activities	—	0.1	0.1	0.3
Net cash used in investing activities from continuing operations	(50.3)	(55.8)	(45.4)	(113.5)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(1.5)	(0.6)	(3.0)	(263.3)
Borrowings under ABL	37.9	0.4	62.9	1.0
Payments under ABL	(9.1)	(0.4)	(61.9)	(1.0)
Premiums and costs paid upon extinguishment of long-term debt	—	—	—	(12.5)
Issuance of common shares	0.3	2.4	0.7	4.2
Common shares repurchased and canceled	(20.0)	(16.1)	(31.0)	(21.7)
Financing fees	—	—	—	(1.5)
Dividends paid to common shareholders	(8.0)	(8.4)	(16.2)	(16.8)
Payment of deferred consideration for acquisitions	(0.2)	(2.8)	(0.2)	(2.8)
Other financing activities	2.0	3.4	3.4	2.1
Net cash provided by (used in) financing activities from continuing operations	1.4	(22.1)	(45.3)	(312.3)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(3.2)	(3.3)	(3.2)	(88.0)
Investing activities of discontinued operations	—	—	—	1,228.6
Financing activities of discontinued operations	—	—	—	(769.7)
Net cash (used in) provided by discontinued operations	(3.2)	(3.3)	(3.2)	370.9
Effect of exchange rate changes on cash	0.1	(3.7)	1.4	(8.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(40.5)	(49.9)	(57.4)	4.5
Cash and cash equivalents and restricted cash, beginning of period	153.9	212.3	170.8	157.9
Cash and cash equivalents and restricted cash from continuing operations, end of period	$113.4	$162.4	$113.4	$162.4
Supplemental Non-cash Investing and Financing Activities:
Dividends payable	$0.1	$0.3	$0.1	$0.4
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	13.9	10.8	20.9	14.1
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$35.2	$35.7	$50.3	$46.4
Cash paid for income taxes, net	4.3	0.8	5.3	2.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
Balance at December 30, 2017	139,489	$917.1	$69.1	$(12.2)	$(94.4)	$6.1	$885.7
Common shares repurchased and canceled	(355)	(5.6)	—	—	—	—	(5.6)
Common shares issued - Equity Incentive Plan	992	10.3	(8.8)	—	—	—	1.5
Common shares issued - Dividend Reinvestment Plan	8	0.1	—	—	—	—	0.1
Common shares issued - Employee Stock Purchase Plan	26	0.3	(0.1)	—	—	—	0.2
Share-based compensation	—	—	3.4	—	—	—	3.4
Common shares dividends ($0.06 per common share)	—	—	—	(8.5)	—	—	(8.5)
Distributions to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Sale of subsidiary shares of non-controlling interests	—	—	—	—	—	(5.8)	(5.8)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	8.3	—	8.3
Pension benefit plan, net of tax	—	—	—	—	16.9	—	16.9
Loss on derivative instruments, net of tax	—	—	—	—	(3.8)	—	(3.8)
Net income	—	—	—	361.4	—	0.6	362.0
Balance at March 31, 2018	140,160	$922.2	$63.6	$340.7	$(73.0)	$—	$1,253.5
Common shares repurchased and canceled	(1,001)	(6.7)	—	(9.4)	—	—	(16.1)
Common shares issued - Equity Incentive Plan	249	2.5	(0.7)	—	—	—	1.8
Common shares issued - Dividend Reinvestment Plan	6	—	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	21	0.4	—	—	—	—	0.4
Share-based compensation	—	—	4.4	—	—	—	4.4
Common shares dividends ($0.06 per common share)	—	—	—	(8.7)	—	—	(8.7)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(17.0)	—	(17.0)
Loss on derivative instruments, net of tax	—	—	—	—	(0.5)	—	(0.5)
Net income	—	—	—	10.8	—	—	10.8
Balance at June 30, 2018	139,435	$918.4	$67.3	$333.4	$(90.5)	$—	$1,228.6

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 29, 2018	136,195	$899.4	$73.9	$298.8	$(101.7)	$—	$1,170.4
Cumulative effect adjustment	—	—	—	10.5	—	—	10.5
Common shares repurchased and canceled	(770)	(6.9)	—	(4.1)	—	—	(11.0)
Common shares issued - Equity Incentive Plan	519	6.1	(6.1)	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	22	0.4	—	—	—	—	0.4
Share-based compensation	—	—	3.5	—	—	—	3.5
Common shares dividends ($0.06 per common share)	—	—	—	(8.2)	—	—	(8.2)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	10.6	—	10.6
Loss on derivative instruments, net of tax	—	—	—	—	(5.5)	—	(5.5)
Net loss	—	—	—	(19.7)	—	—	(19.7)
Balance at March 30, 2019	135,966	$899.0	$71.3	$277.3	$(96.6)	$—	$1,151.0
Common shares repurchased and canceled	(1,441)	(9.5)	—	(10.5)	—	—	(20.0)
Common shares issued - Equity Incentive Plan	86	0.2	(0.2)	—	—	—	—
Common shares issued - Dividend Reinvestment Plan	3	—	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	24	0.3	—	—	—	—	0.3
Share-based compensation	—	—	3.3	—	—	—	3.3
Common shares dividends ($0.06 per common share)	—	—	—	(8.1)	—	—	(8.1)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(3.5)	—	(3.5)
Gain on derivative instruments, net of tax	—	—	—	—	12.5	—	12.5
Net income	—	—	—	4.4	—	—	4.4
Balance at June 29, 2019	134,638	$890.0	$74.4	$263.1	$(87.6)	$—	$1,139.9

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
On February 8, 2019, we sold all of the outstanding equity of Cott Beverages LLC, which operated our soft drink concentrate production business and our Royal Crown International (“RCI”) division, to Refresco Group B.V., a Dutch beverage manufacturer (“Refresco”). The aggregate deal consideration paid at closing was $50.0 million, subject to post-closing adjustments for working capital, indebtedness and other customary items. The sale of Cott Beverages LLC resulted in a loss of approximately $6.0 million that was recorded to other (income) expense, net in the Consolidated Statement of Operations for the six months ended June 29, 2019. The Company used the proceeds of this transaction to repay a portion of the outstanding borrowings under our asset-based lending credit facility (the “ABL facility”).
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
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”), Eden Springs Europe B.V. (“Eden”) and Aimia Foods (“Aimia”) businesses); Coffee, Tea & Extract Solutions (which includes our S. & D. Coffee, Inc. (“S&D”) business); and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our segment reporting results have been recast to reflect these changes for all periods presented.

Significant Accounting Policies
Included in Note 1 of our 2018 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our Route Based Services and Coffee, Tea and Extract Solutions reporting segment branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $123.8 million and $242.3 million for the three and six months ended June 29, 2019, respectively, and $123.0 million and $236.8 million for the three and six months ended June 30, 2018, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
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
With the adoption of ASU 2016-02, we recorded operating lease right-of-use assets and operating lease obligations on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term, and the operating lease obligation represents our commitment to make the lease payments arising from the lease. We have elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms.
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
The amended guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, but instead to account for those components as a single component if the non-lease components otherwise would be accounted for under ASC Topic 606 and both of the following are met: 1) the timing and pattern of transfer of the non-lease component or components and associated lease component are the same; and 2) the lease component, if accounted for separately, would be classified as an operating lease. If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with ASC Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with ASC Topic 842.

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

Recently issued accounting pronouncements
Update ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326) and Update ASU 2019-05 – Financial Instruments—Credit Losses—Targeted Transition Relief (Topic 326)
In June 2016, the FASB amended its guidance to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The amended guidance also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. In May 2019, the FASB amended the original guidance by providing an option to irrevocably elect the fair value option for certain financial instruments previously measured at amortized cost basis. The amendments in these updates are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applied using a prospective or modified retrospective transition method, depending on the area covered in this update. We are currently assessing the impact of adoption of these standards on our Consolidated Financial Statements.
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
Update ASU 2019-04– Codification Improvements to Topic 326—Financial Instruments—Credit Losses, Topic 815—Derivative and Hedging, and Topic 825—Financial Instruments
In April 2019, the FASB amended its guidance to clarify and provide narrow-scope amendments for these three recent standards related to financial instruments accounting. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a prospective or modified retrospective transition method, depending on the area covered in this update. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.

Note 2—Leases
We have operating and finance leases for manufacturing and production facilities, branch distribution and warehouse facilities, vehicles and machinery and equipment. The remaining term on our leases range from one year to 22 years, some of which may include options to extend the leases primarily for one to 10 years, and some of which may include options to terminate the leases within one year.
The components of lease expense for the three and six months ended June 29, 2019 were as follows:

	For the Three Months Ended	For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2019
Operating lease cost	$13.0	$26.3
Short-term lease cost	1.4	2.7
Finance lease cost
Amortization of right-of-use assets	$2.2	$2.9
Interest on lease liabilities	0.1	0.3
Total finance lease cost	$2.3	$3.2
Sublease income	$0.2	$0.5

Supplemental cash flow information related to leases for the three and six months ended June 29, 2019 was as follows:

	For the Three Months Ended	For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	13.0	27.5
Operating cash flows from finance leases	0.2	0.3
Financing cash flows from finance leases	1.3	2.1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8.7	10.2
Finance leases	5.9	15.1

Supplemental balance sheet information related to leases was as follows:

(in millions of U.S. dollars, except lease term and discount rate)	June 29, 2019
Operating leases
Operating lease right-of-use assets	$205.1
Current operating lease obligations	42.9
Operating lease obligations	167.8
Total operating lease obligations	$210.7

Financing leases
Property, plant and equipment, net	$20.2
Current maturities of long-term debt	4.0
Long-term debt	15.2
Total finance lease obligations	$19.2

Weighted Average Remaining Lease Term
Operating leases	8.0 years
Finance leases	5.4 years

Weighted Average Discount Rate
Operating leases	6.2%
Finance leases	6.2%

Maturities of lease obligations as of June 29, 2019 were as follows:

(in millions of U.S. dollars)	Operating Leases	Finance Leases
2019	$25.6	$2.6
2020	50.0	4.8
2021	39.3	3.8
2022	29.7	3.4
2023	25.1	3.2
Thereafter	110.9	5.1
Total lease payments	280.6	22.9
Less imputed interest	(69.9)	(3.7)
Present value of lease obligations	$210.7	$19.2

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

Total rent expense under operating leases was $15.0 million and $29.6 million for the three and six months ended June 30, 2018, respectively, which is net of sublease income of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively.
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
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $10.0 million and $10.5 million at June 29, 2019 and December 29, 2018, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at June 29, 2019 and December 29, 2018 were $19.4 million and $22.0 million, respectively. The amount of revenue recognized in the three and six months ended June 29, 2019 that was included in the December 29, 2018 deferred revenue balance was $3.1 million and $14.3 million, respectively.
We do not have any material contract assets as of June 29, 2019.

Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$454.1	$453.6	$890.1	$872.2
United Kingdom	42.2	41.5	88.3	85.1
Canada	17.9	16.9	33.7	32.1
All other countries	89.9	91.6	166.1	175.0
Total [1]	$604.1	$603.6	$1,178.2	$1,164.4
______________________
1     Prior-period amounts are not adjusted under the modified-retrospective method of adoption.
Note 4—Acquisitions
Mountain Valley Acquisition
In October 2018, DSS acquired Mountain Valley, a growing American brand of spring and sparkling bottled water delivered to homes and offices throughout the United States (the “Mountain Valley Acquisition”). The initial purchase price paid by DSS in the Mountain Valley Acquisition was $80.4 million on a debt and cash free basis. The post-closing working capital adjustment was resolved in February 2019 by the payment of $0.4 million by the former owners of Mountain Valley to DSS. The Mountain Valley Acquisition was funded through a combination of incremental borrowings under the Company’s ABL facility and cash on hand.
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
The adjusted purchase price of $80.0 million has been allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. The excess of the adjusted purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments include adjustments to property, plant and equipment and intangible assets based on a valuation of such assets, as well as the assumed customer bottle deposit liability based on a review by management.

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$8.2	$—	$8.2
Accounts receivable	4.2	—	4.2
Inventory	2.3	—	2.3
Prepaid expenses and other assets	0.2	—	0.2
Property, plant and equipment	38.5	3.0	41.5
Goodwill	20.5	(4.5)	16.0
Intangible assets	25.8	2.6	28.4
Accounts payable and accrued liabilities	(19.3)	(1.5)	(20.8)
Total	$80.4	$(0.4)	$80.0

Crystal Rock Acquisition
In March 2018, the Company completed the acquisition of Crystal Rock, a direct-to-consumer home and office water, coffee and filtration business serving customers throughout New York and New England. The transaction was structured as a merger following a cash tender offer for all outstanding shares of Crystal Rock, with Crystal Rock becoming a wholly-owned indirect subsidiary of the Company (the “Crystal Rock Acquisition”). The aggregate consideration paid was $37.7 million and includes the purchase price paid to the Crystal Rock shareholders of $20.7 million, $0.8 million in costs paid on behalf of the sellers for the seller’s transaction costs and $16.2 million of assumed debt and accrued interest obligations of Crystal Rock that was paid by the Company.

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

Note 5—Share-based Compensation
During the six months ended June 29, 2019, we granted 74,238 common shares with an aggregate grant date fair value of approximately $1.1 million to the non-management members of our Board of Directors under the Amended and Restated Cott Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.

Note 6—Income Taxes
Income tax expense was $3.5 million on pre-tax income from continuing operations of $7.9 million for the three months ended June 29, 2019, as compared to income tax expense of $2.1 million on pre-tax income from continuing operations of $14.3 million in the comparable prior year period. Income tax expense was $2.5 million on pre-tax loss from continuing operations of $12.8 million for the six months ended June 29, 2019, as compared to income tax expense of $3.0 million on pre-tax income from continuing operations of $19.8 million in the comparable prior year period. The effective income tax rates for the three and six months ended June 29, 2019 were 44.3% and (19.5)%, respectively, compared to 14.7% and 15.2% in the comparable prior year periods.
The effective tax rate for the three months ended June 29, 2019 varied from the effective tax rate for the three months ended June 30, 2018 due primarily to an increase in uncertain tax positions resulting from a UK audit exposure and an increase in U.S. federal income tax resulting from related-party interest payments. The effective tax rate for the six months ended June 29, 2019 varied from the effective tax rate for the six months ended June 30, 2018 due primarily to increased losses incurred in jurisdictions for which no tax benefit is recognized.
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
On May 1, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of Cott’s outstanding common shares over a 12-month period commencing on May 7, 2018 (the “Initial Repurchase Plan”). For the three and six months ended June 30, 2018, we repurchased 995,381 common shares for approximately $16.0 million through open market transactions under the Initial Repurchase Plan. Shares purchased under the Initial Repurchase Plan were subsequently canceled.
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 14, 2018 (“the Repurchase Plan”). The Repurchase Plan replaced the Initial Repurchase Plan, which was scheduled to expire on May 6, 2019. As of December 29, 2018, the maximum approximate amount of common shares available to be purchased under the Repurchase Plan was $27.8 million. For the three and six months ended June 29, 2019, we repurchased 1,436,789 and 2,006,789 common shares, respectively, for $20.0 million and $27.8 million, respectively, through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled.
We have utilized all funds within the Repurchase Plan and will continue to review ongoing market conditions for the opportunity to begin a similar program in the future.
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

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator (in millions of U.S. dollars):
Net income (loss) attributable to Cott Corporation
Continuing operations	$4.4	$12.2	$(15.3)	$16.8
Discontinued operations	—	(1.4)	—	355.4
Net income (loss)	4.4	10.8	(15.3)	372.2
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	135,569	139,768	135,758	139,860
Basic Earnings Per Share:
Continuing operations	0.03	0.09	(0.11)	0.12
Discontinued operations	—	(0.01)	—	2.54
Net income (loss)	0.03	0.08	(0.11)	2.66
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	135,569	139,768	135,758	139,860
Dilutive effect of Stock Options	919	1,058	—	1,277
Dilutive effect of Performance-based RSUs	618	626	—	760
Dilutive effect of Time-based RSUs	200	209	—	223
Weighted average common shares outstanding - diluted	137,306	141,661	135,758	142,120
Diluted Earnings Per Share:
Continuing operations	0.03	0.09	(0.11)	0.12
Discontinued operations	—	(0.01)	—	2.50
Net income (loss)	0.03	0.08	(0.11)	2.62

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock Options	2,164	653	5,435	1,143
Performance-based RSUs [1]	568	766	1,254	766
Time-based RSUs	2	—	365	—
______________________

[1]	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

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
We operate through three reporting segments: Route Based Services; Coffee, Tea and Extract Solutions; and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DSS, Aquaterra, Mountain Valley, Eden and Aimia businesses); Coffee, Tea & Extract Solutions (which includes our S&D business); and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our segment reporting results have been recast to reflect these changes for all periods presented.

(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
For the Three Months Ended June 29, 2019
Revenue, net [1]	$455.6	$150.0	$—	$(1.5)	$604.1
Depreciation and amortization	42.9	6.0	—	—	48.9
Operating income (loss)	29.4	3.1	(7.9)	—	24.6
Additions to property, plant and equipment	24.2	3.5	0.1	—	27.8
For the Six Months Ended June 29, 2019
Revenue, net [1]	$876.1	$298.0	$7.2	$(3.1)	$1,178.2
Depreciation and amortization	82.5	11.5	0.1	—	94.1
Operating income (loss)	43.4	6.5	(21.2)	—	28.7
Additions to property, plant and equipment	46.1	5.3	0.2	—	51.6
As of June 29, 2019
Total assets [2]	$2,787.2	$507.2	$38.1	$—	$3,332.5
______________________

[1]
Intersegment revenue between the Coffee, Tea and Extract Solutions and the Route Based Services reporting segments was $1.5 million and $3.1 million for the three and six months ended June 29, 2019, respectively.

[2]	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
For the Three Months Ended June 30, 2018
Revenue, net [1]	$437.7	$145.5	$21.9	$(1.5)	$603.6
Depreciation and amortization	42.9	5.7	0.1	—	48.7
Operating income (loss)	28.1	3.2	(10.6)	—	20.7
Additions to property, plant and equipment	26.2	2.5	0.2	—	28.9
For the Six Months Ended June 30, 2018
Revenue, net [1]	$835.8	$291.6	$39.6	$(2.6)	$1,164.4
Depreciation and amortization	84.3	11.4	0.4	—	96.1
Operating income (loss)	42.1	7.3	(22.6)	—	26.8
Additions to property, plant and equipment	53.3	4.6	0.8	—	58.7
As of December 29, 2018
Total assets [2]	$2,579.0	$464.8	$131.7	$—	$3,175.5
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
Revenues by channel by reporting segment were as follows:

	For the Three Months Ended June 29, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$290.6	$—	$—	$—	$290.6
Coffee and tea services	46.9	120.6	—	(1.5)	166.0
Retail	75.8	—	—	—	75.8
Other	42.3	29.4	—	—	71.7
Total	$455.6	$150.0	$—	$(1.5)	$604.1

	For the Six Months Ended June 29, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$549.2	$—	$—	$—	$549.2
Coffee and tea services	95.5	240.8	—	(3.1)	333.2
Retail	146.7	—	—	—	146.7
Other	84.7	57.2	7.2	—	149.1
Total	$876.1	$298.0	$7.2	$(3.1)	$1,178.2

	For the Three Months Ended June 30, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$278.8	$—	$—	$—	$278.8
Coffee and tea services	49.0	118.8	—	(1.5)	166.3
Retail [1]	74.0	—	—	—	74.0
Other [1]	35.9	26.7	21.9	—	84.5
Total	$437.7	$145.5	$21.9	$(1.5)	$603.6
______________________

[1]
Revenues by channel of our Route Based Services reporting segment for the three months ended June 30, 2018 were revised to reclassify $19.3 million of revenues from the other channel to the home and office bottled water delivery channel as these activities are associated with the home and office bottled water delivery channel. In addition, we reclassified $3.9 million out of the retail channel and into the other channel in order to better align the activities of a recent acquisition with those of our U.S. route based services business.

	For the Six Months Ended June 30, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$524.3	$—	$—	$—	$524.3
Coffee and tea services	96.0	236.0	—	(2.5)	329.5
Retail [1]	140.6	—	—	—	140.6
Other [1]	74.9	55.6	39.6	(0.1)	170.0
Total	$835.8	$291.6	$39.6	$(2.6)	$1,164.4
______________________

[1]
Revenues by channel of our Route Based Services reporting segment for the six months ended June 30, 2018 were revised to reclassify $35.9 million of revenues from the other channel to the home and office bottled water delivery channel as these activities are associated with the home and office bottled water delivery channel. In addition, we reclassified $7.4 million out of the retail channel and into the other channel in order to better align the activities of a recent acquisition with those of our U.S. route based services business.

Note 9—Inventories
The following table summarizes inventories as of June 29, 2019 and December 29, 2018:

(in millions of U.S. dollars)	June 29, 2019	December 29, 2018
Raw materials	$69.1	$68.5
Finished goods	36.9	36.3
Resale items	21.1	21.5
Other	3.0	3.3
Total	$130.1	$129.6

Note 10—Intangible Assets, Net
The following table summarizes intangible assets, net as of June 29, 2019 and December 29, 2018:

	June 29, 2019			December 29, 2018
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Rights	$—	$—	$—	$24.5	$—	$24.5
Trademarks	287.4	—	287.4	282.3	—	282.3
Total intangible assets not subject to amortization	287.4	—	287.4	306.8	—	306.8
Subject to amortization
Customer relationships	622.5	238.5	384.0	603.1	211.1	392.0
Patents	15.2	3.3	11.9	15.2	2.5	12.7
Software	43.6	23.3	20.3	38.0	20.5	17.5
Other	17.1	7.3	9.8	16.6	6.4	10.2
Total intangible assets subject to amortization	698.4	272.4	426.0	672.9	240.5	432.4
Total intangible assets	$985.8	$272.4	$713.4	$979.7	$240.5	$739.2

Amortization expense of intangible assets was $16.7 million and $32.1 million for the three and six months ended June 29, 2019, respectively, and $17.5 million and $34.5 million for the three and six months ended June 30, 2018, respectively.

The estimated amortization expense for intangible assets over the next five years and thereafter is:

(in millions of U.S. dollars)
Remainder of 2019	$33.9
2020	62.8
2021	54.5
2022	44.9
2023	36.6
Thereafter	193.3
Total	$426.0

Note 11—Accumulated Other Comprehensive (Loss) Income
With the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business in January 2018, the foreign currency translation balances associated with these businesses were recognized in earnings in the period of disposition. Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the six months ended June 29, 2019 and June 30, 2018 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 30, 2017	$(1.4)	$(16.8)	$(76.2)	$(94.4)
OCI before reclassifications	(4.7)	—	(1.1)	(5.8)
Amounts reclassified from AOCI	0.9	16.9	9.4	27.2
Net current-period OCI	(3.8)	16.9	8.3	21.4
Ending balance March 31, 2018	$(5.2)	$0.1	$(67.9)	$(73.0)
OCI before reclassifications	(1.0)	—	(17.0)	(18.0)
Amounts reclassified from AOCI	0.5	—	—	0.5
Net current-period OCI	(0.5)	—	(17.0)	(17.5)
Ending balance June 30, 2018	$(5.7)	$0.1	$(84.9)	$(90.5)
Beginning balance December 29, 2018	$(9.7)	$0.3	$(92.3)	$(101.7)
OCI before reclassifications	(8.1)	—	10.6	2.5
Amounts reclassified from AOCI	2.6	—	—	2.6
Net current-period OCI	(5.5)	—	10.6	5.1
Ending balance March 30, 2019	$(15.2)	$0.3	$(81.7)	$(96.6)
OCI before reclassifications	10.8	—	(3.5)	7.3
Amounts reclassified from AOCI	1.7	—	—	1.7
Net current-period OCI	12.5	—	(3.5)	9.0
Ending balance June 29, 2019	$(2.7)	$0.3	$(85.2)	$(87.6)
______________________

[1]	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three and six months ended June 29, 2019 and June 30, 2018, respectively:

(in millions of U.S. dollars)	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(1.7)	$(0.5)	$(4.3)	$(1.4)	Cost of sales
	(1.7)	(0.5)	(4.3)	(1.4)	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$(1.7)	$(0.5)	$(4.3)	$(1.4)	Net of tax
Amortization of pension benefit plan items
Recognized net actuarial loss [2]	—	—	—	(16.9)	Gain on sale of discontinued operations
Prior service costs	$—	$—	$—	$—	Cost of sales
	—	—	—	(16.9)	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$—	$—	$—	$(16.9)	Net of tax
Foreign currency translation adjustments	—	—	—	(9.4)	Gain on sale of discontinued operations
Total reclassifications for the period	$(1.7)	$(0.5)	$(4.3)	$(27.7)	Net of tax
______________________

[1]	Amounts in parentheses indicate debits.

[2]	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on the sale of discontinued operations for the six months ended June 30, 2018.

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
We had $46.1 million in standby letters of credit outstanding as of June 29, 2019 ($46.1 million—December 29, 2018).
Guarantees
After the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business in January 2018, we have continued to provide contractual payment guarantees to three third-party lessors of certain real property used in these businesses. The leases were conveyed to Refresco as part of the sale, but our guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $31.0 million as of June 29, 2019 ($32.2 million—December 29, 2018) was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. Discussions with the landlords are ongoing. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

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
All derivatives are carried at fair value in the Consolidated Balance Sheets in the line item prepaid expenses and other current assets or accounts payable and accrued liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These agreements allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.
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
Cash Flow Hedging Strategy
We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended June 29, 2019 or June 30, 2018, respectively.

We have entered into coffee futures contracts to hedge our exposure to price fluctuations on green coffee associated with fixed-price sales contracts with customers, which generally range from one to 13 months in length. These derivative instruments have been designated and qualified as a part of our commodity cash flow hedging program effective January 1, 2017. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee.
The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 100.7 million pounds and 73.3 million pounds as of June 29, 2019 and December 29, 2018, respectively. Approximately $1.7 million and $4.3 million of realized losses for the three and six months ended June 29, 2019, respectively and $0.5 million and $1.4 million of realized losses for the three and six months ended June 30, 2018, respectively, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statements of Operations. As of June 29, 2019, the estimated net amount of gains reported in AOCI that is expected to be reclassified to the Consolidated Statements of Operations within the next twelve months is $2.2 million.
The fair value of our derivative assets included in prepaid expenses and other current assets was $2.9 million as of June 29, 2019. We had no derivative assets as of December 29, 2018. Our derivative liabilities included in accounts payable and accrued liabilities was $0.7 million and $10.9 million as of June 29, 2019 and December 29, 2018, respectively. Set forth below is a reconciliation of our derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	June 29, 2019		December 29, 2018
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Coffee futures[1]	$2.9	$(0.7)	$—	$(10.9)
______________________

[1]
The fair value of the coffee futures excludes amounts in the related margin accounts. We are required to maintain margin accounts in accordance with futures market and broker regulations. As of June 29, 2019 and December 29, 2018, the aggregate margin account balances were $12.7 million and $12.9 million, respectively, and are included in cash and cash equivalents on the Consolidated Balance Sheets.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	June 29, 2019	December 29, 2018
Coffee futures assets	$5.8	$0.1
Coffee futures liabilities	(3.6)	(11.0)
Net asset (liability)	$2.2	$(10.9)

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for cash flow hedging relationships, presented on a pre-tax basis, for the three and six months ended June 29, 2019 and June 30, 2018, respectively, is shown in the table below:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(in millions of U.S. dollars)	Cost of sales		Cost of sales
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$291.0	$302.2	$582.2	$589.5
Loss on cash flow hedging relationship
Coffee futures:
Loss reclassified from AOCI into expense	$1.7	$0.5	$4.3	$1.4

The settlement of our derivative instruments resulted in a debit to cost of sales of $1.7 million and $4.3 million for the three and six months ended June 29, 2019, respectively, and a debit to cost of sales of $0.5 million and $1.4 million for the three and six months ended June 30, 2018, respectively.

Note 14—Fair Value Measurements
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
Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets and derivative liabilities as of June 29, 2019 was $2.9 million and $0.7 million, respectively. The fair value for the derivative liabilities as of December 29, 2018 was $10.9 million. We had no derivative assets as of December 29, 2018.
Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of June 29, 2019 and December 29, 2018 were as follows:

	June 29, 2019		December 29, 2018
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2024 [1,2]	504.9	526.4	505.9	521.7
5.500% senior notes due in 2025 [1,2]	741.3	755.2	740.2	695.8
Total	$1,246.2	$1,281.6	$1,246.1	$1,217.5
______________________

[1]	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.

[2]	Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of June 29, 2019 and December 29, 2018.

Note 15—Subsequent Events
On August 6, 2019, our Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on September 4, 2019 to shareowners of record at the close of business on August 21, 2019.

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
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”), Eden Springs Europe B.V. (“Eden”) and Aimia Foods (“Aimia”) businesses); Coffee, Tea & Extract Solutions (which includes our S. & D. Coffee, Inc. (“S&D”) business); and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our segment reporting results have been recast to reflect these changes for all periods presented.
Divestiture Transaction
On February 8, 2019, we sold all of the outstanding equity of Cott Beverages LLC, which operated our soft drink concentrate production business and our Royal Crown International (“RCI”) division, to Refresco Group B.V., a Dutch beverage manufacturer (“Refresco”). The aggregate deal consideration paid at closing was $50.0 million, subject to post-closing adjustments for working capital, indebtedness and other customary items. The sale of Cott Beverages LLC resulted in a loss of approximately $6.0 million that was recorded to other (income) expense, net in the Consolidated Statement of Operations for the six months ended June 29, 2019. We used the proceeds of this transaction to repay a portion of the outstanding borrowings under our asset-based lending credit facility (the “ABL facility”).

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
We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) from continuing operations before interest expense, net, expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, loss on commodity hedging instruments, net, foreign exchange and other (gains) losses, net, loss on disposal of property, plant and equipment, net, gain on extinguishment of long-term debt, loss (gain) on sale of business, operations of Cott Beverages LLC, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance.

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
Summary Financial Results
Net income from continuing operations for the three months ended June 29, 2019 (the “second quarter”) and net loss from continuing operations for the six months ended June 29, 2019 (“first half of 2019” or “year to date”) was $4.4 million or $0.03 per diluted common share, and $15.3 million or $0.11 per diluted common share, respectively, compared with net income from continuing operations of $12.2 million or $0.09 per diluted common share, and $16.8 million or $0.12 per diluted common share for the three and six months ended June 30, 2018, respectively.
The following items of significance affected our financial results for the first half of 2019:

•
Net revenue increased $13.8 million, or 1.2%, from the prior year period due primarily to the addition of revenues from the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales in our Route Based Services reporting segment, growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts in our Coffee, Tea and Extract Solutions reporting segment, partially offset by the impact of unfavorable foreign exchange rates in our Route Based Services reporting segment, lower green coffee commodity prices and a decrease in other product sales in our Coffee, Tea and Extract Solutions reporting segment, as well as a decrease in revenues contributed by our Cott Beverages LLC business that was sold during the first quarter of 2019;

•
Gross profit increased to $596.0 million from $574.9 million in the prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales in our Route Based Services reporting segment, growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts in our Coffee, Tea and Extract Solutions reporting segment, partially offset by the unfavorable impact of foreign exchange rates in our Route Based Services reporting segment, as well as a decrease in gross profit contributed by our Cott Beverages LLC business that was sold during the first quarter of 2019. Gross profit as a percentage of net revenue was 50.6% compared to 49.4% in the prior year period;

•
Selling, general and administrative (“SG&A”) expenses increased to $556.3 million from $536.3 million in the prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses and increased general inflation costs in our Route Based Services reporting segment, as well as an increase in selling and operating costs in our Coffee, Tea and Extract Solutions reporting segment, partially offset by less SG&A expenses incurred by our Cott Beverages LLC business that was sold during the first quarter of 2019 and a decrease in professional fees and administrative costs in the All Other category, as well as the favorable impact of foreign exchange rates within our Route Based Services reporting segment. SG&A expenses as a percentage of net revenue was 47.2% compared to 46.1% in the prior year period;

•
Other expense, net was $3.1 million compared to other income, net of $32.4 million in the prior year period due primarily to the loss recognized on the sale of our Cott Beverages LLC business and a decrease of net gains on foreign currency transactions in the first half of 2019, partially offset by gains recognized on the redemption of the 10.000% senior secured notes due 2021 (the “DSS Notes”) and the sale of our PolyCycle Solutions ("PCS") business, mark to market gains on warrant securities, and income recognized from favorable legal settlements in the prior year period;

•
Income tax expense was $2.5 million on pre-tax loss from continuing operations of $12.8 million compared to income tax expense of $3.0 million on pre-tax income from continuing operations of $19.8 million in the prior year period due primarily to increased losses incurred in jurisdictions for which no tax benefit is recognized;

•	Adjusted EBITDA increased to $146.9 million compared to $145.4 million in the prior year period due to the items listed above;

•
Cash flows provided by operating activities from continuing operations was $35.1 million compared to $67.9 million in the prior year period. The $32.8 million decrease was due primarily to the decrease in net income (loss) from continuing operations and the change in working capital balances relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and six months ended June 29, 2019 and June 30, 2018:

	For the Three Months Ended				For the Six Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	604.1	100.0	603.6	100.0	1,178.2	100.0	1,164.4	100.0
Cost of sales	291.0	48.2	302.2	50.1	582.2	49.4	589.5	50.6
Gross profit	313.1	51.8	301.4	49.9	596.0	50.6	574.9	49.4
Selling, general and administrative expenses	284.2	47.0	275.2	45.6	556.3	47.2	536.3	46.1
Loss on disposal of property, plant and equipment, net	1.6	0.3	1.3	0.2	3.5	0.3	2.6	0.2
Acquisition and integration expenses	2.7	0.4	4.2	0.7	7.5	0.6	9.2	0.8
Operating income	24.6	4.1	20.7	3.4	28.7	2.4	26.8	2.3
Other (income) expense, net	(2.4)	(0.4)	(12.2)	(2.0)	3.1	0.3	(32.4)	(2.8)
Interest expense, net	19.1	3.2	18.6	3.1	38.4	3.3	39.4	3.4
Income (loss) from continuing operations before income taxes	7.9	1.3	14.3	2.4	(12.8)	(1.1)	19.8	1.7
Income tax expense	3.5	0.6	2.1	0.3	2.5	0.2	3.0	0.3
Net income (loss) from continuing operations	4.4	0.7	12.2	2.0	(15.3)	(1.3)	16.8	1.4
Net (loss) income from discontinued operations, net of income taxes	—	—	(1.4)	(0.2)	—	—	356.0	30.6
Net income (loss)	4.4	0.7	10.8	1.8	(15.3)	(1.3)	372.8	32.0
Less: Net income attributable to non-controlling interests - discontinued operations	—	—	—	—	—	—	0.6	0.1
Net income (loss) attributable to Cott Corporation	4.4	0.7	10.8	1.8	(15.3)	(1.3)	372.2	32.0
Depreciation & amortization	48.9	8.1	48.7	8.1	94.1	8.0	96.1	8.3
The following tables summarize the change in revenue by reporting segment for the three and six months ended June 29, 2019:

	For the Three Months Ended June 29, 2019
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$17.9	$4.5	$(21.9)	$—	$0.5
Impact of foreign exchange [1]	6.2	—	—	—	6.2
Change excluding foreign exchange	$24.1	$4.5	$(21.9)	$—	$6.7
Percentage change in revenue	4.1%	3.1%	(100.0)%	—%	0.1%
Percentage change in revenue excluding foreign exchange	5.5%	3.1%	(100.0)%	—%	1.1%

	For the Six Months Ended June 29, 2019
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$40.3	$6.4	$(32.4)	$(0.5)	$13.8
Impact of foreign exchange [1]	18.1	—	—	—	18.1
Change excluding foreign exchange	$58.4	$6.4	$(32.4)	$(0.5)	$31.9
Percentage change in revenue	4.8%	2.2%	(81.8)%	19.2%	1.2%
Percentage change in revenue excluding foreign exchange	7.0%	2.2%	(81.8)%	19.2%	2.7%
______________________

[1]
Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are disclosed in the All Other category.
The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for the three and six months ended June 29, 2019 and June 30, 2018:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue, net
Route Based Services	$455.6	$437.7	$876.1	$835.8
Coffee, Tea and Extract Solutions	150.0	145.5	298.0	291.6
All Other	—	21.9	7.2	39.6
Eliminations	(1.5)	(1.5)	(3.1)	(2.6)
Total	$604.1	$603.6	$1,178.2	$1,164.4
Gross profit
Route Based Services	$271.6	$261.2	$514.4	$493.7
Coffee, Tea and Extract Solutions	41.5	37.4	81.3	76.1
All Other	—	2.8	0.3	5.1
Total	$313.1	$301.4	$596.0	$574.9
Operating income (loss)
Route Based Services	$29.4	$28.1	$43.4	$42.1
Coffee, Tea and Extract Solutions	3.1	3.2	6.5	7.3
All Other	(7.9)	(10.6)	(21.2)	(22.6)
Total	$24.6	$20.7	$28.7	$26.8

The following tables summarize net revenue by channel for the three and six months ended June 29, 2019 and June 30, 2018:

	For the Three Months Ended June 29, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$290.6	$—	$—	$—	$290.6
Coffee and tea services	46.9	120.6	—	(1.5)	166.0
Retail	75.8	—	—	—	75.8
Other	42.3	29.4	—	—	71.7
Total	$455.6	$150.0	$—	$(1.5)	$604.1

	For the Six Months Ended June 29, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$549.2	$—	$—	$—	$549.2
Coffee and tea services	95.5	240.8	—	(3.1)	333.2
Retail	146.7	—	—	—	146.7
Other	84.7	57.2	7.2	—	149.1
Total	$876.1	$298.0	$7.2	$(3.1)	$1,178.2

	For the Three Months Ended June 30, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$278.8	$—	$—	$—	$278.8
Coffee and tea services	49.0	118.8	—	(1.5)	166.3
Retail [1]	74.0	—	—	—	74.0
Other [1]	35.9	26.7	21.9	—	84.5
Total	$437.7	$145.5	$21.9	$(1.5)	$603.6
______________________

[1]
Revenues by channel of our Route Based Services reporting segment for the three months ended June 30, 2018 were revised to reclassify $19.3 million of revenues from the other channel to the home and office bottled water delivery channel as these activities are associated with the home and office bottled water delivery channel. In addition, we reclassified $3.9 million out of the retail channel and into the other channel in order to better align the activities of a recent acquisition with those of our U.S. route based services business.

	For the Six Months Ended June 30, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$524.3	$—	$—	$—	$524.3
Coffee and tea services	96.0	236.0	—	(2.5)	329.5
Retail [1]	140.6	—	—	—	140.6
Other [1]	74.9	55.6	39.6	(0.1)	170.0
Total	$835.8	$291.6	$39.6	$(2.6)	$1,164.4
______________________

[1]
Revenues by channel of our Route Based Services reporting segment for the six months ended June 30, 2018 were revised to reclassify $35.9 million of revenues from the other channel to the home and office bottled water delivery channel as these activities are associated with the home and office bottled water delivery channel. In addition, we reclassified $7.4 million out of the retail channel and into the other channel in order to better align the activities of a recent acquisition with those of our U.S. route based services business.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended June 29, 2019 and June 30, 2018:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss) from continuing operations	$4.4	$12.2	$(15.3)	$16.8
Interest expense, net	19.1	18.6	38.4	39.4
Income tax expense	3.5	2.1	2.5	3.0
Depreciation and amortization	48.9	48.7	94.1	96.1
EBITDA	$75.9	$81.6	$119.7	$155.3
Acquisition and integration costs [1]	2.7	4.2	7.5	9.2
Share-based compensation costs	3.1	3.6	6.4	6.0
Commodity hedging loss, net	—	—	—	0.3
Foreign exchange and other (gains) losses, net	(0.7)	(3.0)	0.3	(11.2)
Loss on disposal of property, plant and equipment, net	1.6	1.3	3.5	2.6
Gain on extinguishment of long-term debt	—	—	—	(7.1)
Loss (gain) on sale of business	0.6	(6.0)	6.0	(6.0)
Cott Beverages LLC [2]	—	(1.4)	0.4	(1.9)
Other adjustments, net	0.8	1.1	3.1	(1.8)
Adjusted EBITDA	$84.0	$81.4	$146.9	$145.4
______________________

[1]
Includes $0.2 million and $0.4 million for the three and six months ended June 29, 2019, and $0.8 million and $1.8 million for the three and six months ended June 30, 2018, respectively, of share-based compensation costs related to awards granted in connection with the acquisition of our S&D and Eden businesses.

[2]	Impact on our operations related to the Cott Beverages LLC business, which was sold on February 8, 2019.

Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018
Revenue, Net
Net revenue increased $0.5 million, or 0.1%, in the second quarter from the comparable prior year period.
Route Based Services net revenue increased $17.9 million, or 4.1%, in the second quarter from the comparable prior year period due primarily to the addition of revenues from the Mountain Valley business, pricing initiatives and growth within our home and office water delivery operations of $15.7 million, as well as growth in other product sales of $8.4 million, partially offset by the unfavorable impact of foreign exchange rates of $6.2 million.
Coffee, Tea and Extract Solutions net revenue increased $4.5 million, or 3.1%, in the second quarter from the comparable prior year period due primarily to the growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts of $8.0 million, as well as growth in other product sales of $0.6 million, partially offset by lower green coffee commodity prices of $4.1 million.
All Other net revenue decreased $21.9 million, or 100.0%, in the second quarter from the comparable prior year period due primarily to less revenue contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Gross Profit
Gross profit increased to $313.1 million in the second quarter from $301.4 million in the comparable prior year period. Gross profit as a percentage of revenue was 51.8% in the second quarter compared to 49.9% in the comparable prior year period.
Route Based Services gross profit increased to $271.6 million in the second quarter from $261.2 million in the comparable prior year period due primarily to the addition of the Mountain Valley business, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales, partially offset by the unfavorable impact of foreign exchange rates.
Coffee, Tea and Extract Solutions gross profit increased to $41.5 million in the second quarter from $37.4 million in the comparable prior year period due primarily to the growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts.
All Other gross profit decreased to nil in the second quarter from $2.8 million in the comparable prior year period due primarily to less gross profit contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses increased to $284.2 million in the second quarter from $275.2 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 47.0% in the second quarter compared to 45.6% in the comparable prior year period.
Route Based Services SG&A expenses increased to $237.6 million in the second quarter from $228.8 million in the comparable prior year period due primarily to the addition of the Mountain Valley business and increased general inflation costs, partially offset by the favorable impact of foreign exchange rates.
Coffee, Tea and Extract Solutions SG&A expenses increased to $38.5 million in the second quarter from $33.8 million in the comparable prior year period due primarily to increased selling and operating costs.
All Other SG&A expenses decreased to $8.1 million in the second quarter from $12.6 million in the comparable prior year period due primarily to less SG&A expenses incurred by our Cott Beverages LLC business, which was sold in the first quarter of 2019, as well as a decrease in professional fees.
Operating Income
Operating income increased to $24.6 million in the second quarter from $20.7 million in the comparable prior year period.
Route Based Services operating income increased to $29.4 million in the second quarter from $28.1 million in the comparable prior year period due to the items discussed above.
Coffee, Tea and Extract Solutions operating income decreased to $3.1 million in the second quarter from $3.2 million in the comparable prior year period due to the items discussed above.
All Other operating loss decreased to $7.9 million in the second quarter from $10.6 million in the comparable prior year period due to the items discussed above.

Other Income, Net
Other income, net was $2.4 million for the second quarter compared to $12.2 million in the comparable prior year period due primarily to a gain on the sale of our PCS business and mark to market gains on warrant securities recognized in the prior year period.
Income Taxes
Income tax expense was $3.5 million in the second quarter compared to $2.1 million in the comparable prior year period. The effective tax rate for the second quarter was 44.3% compared to 14.7% in the comparable prior year period.
The effective tax rate for the second quarter varied from the effective tax rate from the comparable prior year period due primarily to an increase in uncertain tax positions resulting from a U.K. audit exposure and an increase in U.S. federal income tax resulting from related-party interest payments.

Six Months Ended June 29, 2019 Compared to Six Months Ended June 30, 2018
Revenue, Net
Net revenue increased $13.8 million, or 1.2%, for the year to date from the comparable prior year period.
Route Based Services net revenue increased $40.3 million, or 4.8%, for the year to date from the comparable prior year period due primarily to the addition of revenues from the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations of $35.9 million, as well as growth in other product sales of $22.5 million, partially offset by the unfavorable impact of foreign exchange rates of $18.1 million.
Coffee, Tea and Extract Solutions net revenue increased $6.4 million, or 2.2%, for the year to date from the comparable prior year period due primarily to the growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts of $17.2 million, partially offset by lower green coffee commodity prices of $8.2 million and a decrease in other product sales of $2.6 million.
All Other net revenue decreased $32.4 million, or 81.8%, for the year to date from the comparable prior year period due primarily to less revenue contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Gross Profit
Gross profit increased to $596.0 million for the year to date from $574.9 million in the comparable prior year period. Gross profit as a percentage of revenue was 50.6% year to date compared to 49.4% in the comparable prior year period.
Route Based Services gross profit increased to $514.4 million for the year to date from $493.7 million in the comparable prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales, partially offset by the unfavorable impact of foreign exchange rates.
Coffee, Tea and Extract Solutions gross profit increased to $81.3 million for the year to date from $76.1 million in the comparable prior year period due primarily to the growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts.
All Other gross profit decreased to $0.3 million for the year to date from $5.1 million in the comparable prior year period due primarily to less gross profit contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses increased to $556.3 million for the year to date from $536.3 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 47.2% year to date compared to 46.1% in the comparable prior year period.
Route Based Services SG&A expenses increased to $462.1 million for the year to date from $443.7 million in the comparable prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses and increased general inflation costs, partially offset by the favorable impact of foreign exchange rates.
Coffee, Tea and Extract Solutions SG&A expenses increased to $74.8 million for the year to date from $68.2 million in the comparable prior year period due primarily to increased selling and operating costs.
All Other SG&A expenses decreased to $19.4 million for the year to date from $24.4 million in the comparable prior year period due primarily to less SG&A expenses contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019 and a decrease in professional fees and administrative costs.

Operating Income
Operating income increased to $28.7 million for the year to date from $26.8 million in the comparable prior year period.
Route Based Services operating income increased to $43.4 million for the year to date from $42.1 million in the comparable prior year period due to the items discussed above.
Coffee, Tea and Extract Solutions operating income decreased to $6.5 million for the year to date from $7.3 million in the comparable prior year period due to the items discussed above.
All Other operating loss decreased to $21.2 million for the year to date from $22.6 million in the comparable prior year period due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $3.1 million for the year to date compared to other income, net of $32.4 million in the comparable prior year period due primarily to the loss recognized on the sale of our Cott Beverages LLC business and a decrease of net gains on foreign currency transactions in the first half of 2019, partially offset by gains recognized on the redemption of the DSS Notes and the sale of our PCS business, mark to market gains on warrant securities, and income recognized from favorable legal settlements in the prior year period.
Income Taxes
Income tax expense was $2.5 million for the year to date compared to $3.0 million in the comparable prior year period. The effective tax rate for the year to date was (19.5)% compared to 15.2% in the comparable prior year period.
The effective tax rate for the year to date varied from the effective tax rate from the comparable prior year period due primarily to increased losses incurred in jurisdictions for which no tax benefit is recognized.
Liquidity and Capital Resources
As of June 29, 2019, we had total debt of $1,360.5 million and $113.4 million of cash and cash equivalents compared to $1,342.2 million of debt and $170.8 million of cash and cash equivalents as of December 29, 2018. Our cash and cash equivalents balance as of June 29, 2019 and December 29, 2018 includes $12.5 million of cash proceeds received from the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. The escrow will be released, subject to any amounts for pending indemnification claims, in the third quarter of 2019. Our cash and cash equivalents balance as of June 29, 2019 also includes $0.5 million of cash proceeds received from the sale of our Cott Beverages LLC business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. The escrow will be released, subject to any amounts for pending indemnification claims, on the eighteen month anniversary of the transaction closing date, which was February 8, 2019. In addition, our cash and cash equivalents balances as of June 29, 2019 and December 29, 2018, include margin account balances related to our coffee futures of $12.7 million and $12.9 million, respectively. We are required to maintain margin account balances in accordance with futures market and broker regulations.
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
As of June 29, 2019, our total availability under the ABL facility was $219.2 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the June 2019 month-end under the terms of the credit agreement governing the ABL facility). We had $82.0 million of outstanding borrowings under the ABL facility and $46.1 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $91.1 million. Each month’s borrowing base is not effective until submitted to the lenders, which typically occurs on the fifteenth day of the following month.
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
A dividend of $0.06 per common share has been declared during each quarter of 2019 for aggregate dividend payments of approximately $16.3 million.
The following table summarizes our cash flows for the three and six months ended June 29, 2019 and June 30, 2018, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net cash provided by operating activities from continuing operations	$11.5	$35.0	$35.1	$67.9
Net cash used in investing activities from continuing operations	(50.3)	(55.8)	(45.4)	(113.5)
Net cash provided by (used in) financing activities from continuing operations	1.4	(22.1)	(45.3)	(312.3)
Cash flows from discontinued operations:
Net cash used in operating activities from discontinued operations	(3.2)	(3.3)	(3.2)	(88.0)
Net cash provided by investing activities from discontinued operations	—	—	—	1,228.6
Net cash used in financing activities from discontinued operations	—	—	—	(769.7)
Effect of exchange rate changes on cash	0.1	(3.7)	1.4	(8.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(40.5)	(49.9)	(57.4)	4.5
Cash and cash equivalents and restricted cash, beginning of period	153.9	212.3	170.8	157.9
Cash and cash equivalents and restricted cash from continuing operations, end of period	$113.4	$162.4	$113.4	$162.4
Operating Activities
Cash provided by operating activities from continuing operations was $35.1 million year to date compared to $67.9 million in the comparable prior year period. The $32.8 million decrease was due primarily to the decrease in net income (loss) from continuing operations and the change in working capital balances relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $45.4 million year to date compared to $113.5 million in the comparable prior year period. The $68.1 million decrease was due primarily to the cash received from the sale of our Cott Beverages LLC business in the first quarter of 2019, as well as a decrease in cash used to finance acquisitions and a decrease in additions to property, plant and equipment relative to the prior year period.

Financing Activities
Cash used in financing activities from continuing operations was $45.3 million year to date compared to $312.3 million in the comparable prior year period. The $267.0 million decrease was due primarily to the redemption of the DSS Notes in the prior year period, partially offset by the increase in common shares repurchased relative to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of June 29, 2019.
Contractual Obligations
We have no material changes to the disclosure on this matter made in our 2018 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2018 Annual Report.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of June 29, 2019, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
ABL Facility
Under the credit agreement governing the ABL facility, as amended and restated to date, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or our aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million. Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default exists or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million, the lenders will take dominion over the cash and will apply the excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of June 29, 2019.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 14, 2018 (the “Repurchase Plan”). As of December 29, 2018, the maximum approximate amount of common shares available to be purchased under the Repurchase Plan was $27.8 million. During the second quarter ended June 29, 2019, we repurchased 1,436,789 common shares for $20.0 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We have utilized all funds within the Repurchase Plan and will continue to review ongoing market conditions for the opportunity to begin a similar program in the future.
Tax Withholding
In the second quarter of 2019, an aggregate of 3,832 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the second quarter of 2018, an aggregate of 5,769 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.

Capital Structure
Since December 29, 2018, equity has decreased by $30.5 million. The decrease was due primarily to net loss from continuing operations of $15.3 million, common share dividend payments of $16.3 million and common shares repurchased and canceled of $31.0 million, partially offset by share-based compensation costs of $6.8 million, currency translation adjustments of $7.1 million, unrealized gains on derivative instruments, net of tax of $7.0 million and a cumulative-effect adjustment of $10.5 million recognized as a result of the adoption of Accounting Standards Update 2016-02 - Leases.
Dividend Payments
Common Share Dividend
On April 30, 2019, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on June 12, 2019 to shareowners of record at the close of business on May 31, 2019. On August 6, 2019, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on September 4, 2019 to shareowners of record at the close of business on August 21, 2019. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.
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
We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2018 Annual Report, except for certain policy changes due to the required adoption of ASC 842, "Leases" on December 30, 2018. Refer to Note 1 and Note 2 to the Consolidated Financial Statements for additional information related to the adoption of ASC 842.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2019. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of June 29, 2019, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosure.
In addition, our management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial and Administrative Officer, of changes in our internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial and Administrative Officer concluded that there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Reference is made to the legal proceedings described in our 2018 Annual Report. In addition, the Israeli Ministry of Environmental Protection (the "Ministry") has alleged that a non-profit recycling corporation, which collects and recycles bottles sold by manufacturers, including Eden, failed to meet recycling quotas in 2016, in violation of Israeli law. The law imposes liability directly on manufacturers, and the Ministry has asserted that the manufacturers involved with the corporation owe a fine. Eden received a notice from the Ministry in June 2018. Eden has since undertaken an administrative appeal process and intends to proceed to litigation. Although we cannot predict the outcome of any potential proceedings at this early stage, Eden may be subject to a fine in excess of $0.1 million. Management believes, however, that the resolution of this matter will not be material to our financial position, results of operations, or cash flow.

Item 1A. Risk Factors
There has been no material change in our risk factors since December 29, 2018. Please refer to our 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchase Program
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 14, 2018. The Repurchase Plan replaced the then-existing share repurchase program, which was scheduled to expire on May 6, 2019.
The following table summarizes the repurchase activity under the Repurchase Plan during the second quarter of 2019:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	—	$—	—	$20,001,105
May 1 - May 31, 2019	1,436,789	$13.92	1,436,789	$1,405
June 1 - June 29, 2019	—	$—	—	$—
Total	1,436,789		1,436,789
We have utilized all funds within the Repurchase Plan and will continue to review ongoing market conditions for the opportunity to begin a similar program in the future.

Tax Withholdings
The following table contains information about common shares that we withheld from delivering to employees during the second quarter of 2019 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	3,252	$14.78	N/A	N/A
May 1 - May 31, 2019	580	$13.63	N/A	N/A
June 1 - June 29, 2019	—	$—	N/A	N/A
Total	3,832

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Amalgamation of Cott Corporation, as amended.	10-K	3.1	2/27/2019	001-31410
3.2	By-laws of Cott Corporation, as amended.	8-A	3.2	5/4/2018	001-31410
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2019.					*
31.2	Certification of the Chief Financial and Administrative Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2019.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2019.					*
32.2	Certification of the Chief Financial and Administrative Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2019.					*
101
The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, filed August 8, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.
*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: August 8, 2019	/s/ Jay Wells
Jay Wells
Chief Financial and Administrative Officer
(On behalf of the Company)

Date: August 8, 2019	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)