Form 10-Q
period 2019-09-28
COTT CORP /CN/
filed 2019-11-07
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 28, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Shares, no par value per share	134,694,893

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue, net	$616.1	$609.3	$1,794.3	$1,773.7
Cost of sales	289.9	298.8	872.1	888.3
Gross profit	326.2	310.5	922.2	885.4
Selling, general and administrative expenses	280.8	279.9	837.1	816.2
Loss on disposal of property, plant and equipment, net	1.1	1.2	4.6	3.8
Acquisition and integration expenses	2.7	1.6	10.2	10.8
Operating income	41.6	27.8	70.3	54.6
Other expense (income), net	3.8	(0.6)	6.9	(33.0)
Interest expense, net	20.2	18.9	58.6	58.3
Income from continuing operations before income taxes	17.6	9.5	4.8	29.3
Income tax expense	9.0	1.0	11.5	4.0
Net income (loss) from continuing operations	$8.6	$8.5	$(6.7)	$25.3
Net income from discontinued operations, net of income taxes	1.5	1.5	1.5	357.5
Net income (loss)	$10.1	$10.0	$(5.2)	$382.8
Less: Net income attributable to non-controlling interests - discontinued operations	—	—	—	0.6
Net income (loss) attributable to Cott Corporation	$10.1	$10.0	$(5.2)	$382.2
Net income (loss) per common share attributable to Cott Corporation
Basic:
Continuing operations	$0.06	$0.06	$(0.05)	$0.18
Discontinued operations	$0.01	$0.01	$0.01	$2.56
Net income (loss)	$0.07	$0.07	$(0.04)	$2.74
Diluted:
Continuing operations	$0.06	$0.06	$(0.05)	$0.18
Discontinued operations	$0.01	$0.01	$0.01	$2.51
Net income (loss)	$0.07	$0.07	$(0.04)	$2.69
Weighted average common shares outstanding (in thousands)
Basic	134,667	138,787	135,395	139,503
Diluted	136,208	141,176	135,395	141,963

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Condensed Consolidated Statements of Comprehensive Income
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income (loss)	$10.1	$10.0	$(5.2)	$382.8
Other comprehensive (loss) income:
Currency translation adjustment	(0.8)	5.1	6.3	(3.6)
Pension benefit plan, net of tax [1]	—	—	—	16.9
(Loss) income on derivative instruments, net of tax [2]	(1.0)	(5.7)	6.0	(10.0)
Total other comprehensive (loss) income	(1.8)	(0.6)	12.3	3.3
Comprehensive income	$8.3	$9.4	$7.1	$386.1
Less: Comprehensive income attributable to non-controlling interests	—	—	—	0.6
Comprehensive income attributable to Cott Corporation	$8.3	$9.4	$7.1	$385.5
______________________

[1]	Net of $3.6 million of associated tax impact that resulted in an increase in the gain on sale of discontinued operations for the nine months ended September 29, 2018.

[2]
Net of the effect of $1.1 million tax benefit and $2.2 million tax expense for the three and nine months ended September 28, 2019, respectively, and $2.0 million and $2.4 million tax benefit for the three and nine months ended September 29, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	September 28, 2019	December 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$143.6	$170.8
Accounts receivable, net of allowance of $8.6 ($9.6 as of December 29, 2018)	312.6	308.3
Inventories	126.2	129.6
Prepaid expenses and other current assets	29.1	27.2
Total current assets	611.5	635.9
Property, plant and equipment, net	640.9	624.7
Operating lease right-of-use-assets	198.6	—
Goodwill	1,152.2	1,143.9
Intangible assets, net	696.4	739.2
Deferred tax assets	0.1	0.1
Other long-term assets, net	21.1	31.7
Total assets	$3,320.8	$3,175.5
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$96.3	$89.0
Current maturities of long-term debt	5.1	3.0
Accounts payable and accrued liabilities	445.6	469.0
Current operating lease obligations	37.7	—
Total current liabilities	584.7	561.0
Long-term debt	1,243.0	1,250.2
Operating lease obligations	166.2	—
Deferred tax liabilities	126.4	124.3
Other long-term liabilities	58.6	69.6
Total liabilities	2,178.9	2,005.1
Equity
Common shares, no par value - 134,670,538 (December 29, 2018 - 136,195,108) shares issued	890.5	899.4
Additional paid-in-capital	75.8	73.9
Retained earnings	265.0	298.8
Accumulated other comprehensive loss	(89.4)	(101.7)
Total Cott Corporation equity	1,141.9	1,170.4
Total liabilities and equity	$3,320.8	$3,175.5

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$10.1	$10.0	$(5.2)	$382.8
Net income from discontinued operations, net of income taxes	1.5	1.5	1.5	357.5
Net income (loss) from continuing operations	8.6	8.5	(6.7)	25.3
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	48.0	49.6	142.1	145.7
Amortization of financing fees	0.9	0.9	2.6	2.6
Share-based compensation expense	1.7	6.8	8.5	14.6
Provision for deferred income taxes	6.0	0.1	0.8	2.8
Gain on extinguishment of debt	—	—	—	(7.1)
Loss (gain) on sale of business	—	—	6.0	(6.0)
Loss on disposal of property, plant and equipment, net	1.1	1.2	4.6	3.8
Other non-cash items	3.5	0.8	0.2	(1.4)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6.4)	(21.8)	(21.0)	(41.0)
Inventories	3.9	4.3	(12.2)	(9.4)
Prepaid expenses and other current assets	(0.8)	(0.8)	(2.1)	(7.4)
Other assets	0.2	0.2	1.5	1.4
Accounts payable and accrued liabilities and other liabilities	15.4	28.4	(7.1)	22.2
Net cash provided by operating activities from continuing operations	82.1	78.2	117.2	146.1
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(5.2)	(0.4)	(47.7)	(67.0)
Additions to property, plant and equipment	(35.9)	(36.3)	(87.5)	(95.0)
Additions to intangible assets	(3.3)	(2.7)	(7.6)	(6.9)
Proceeds from sale of property, plant and equipment	0.5	0.8	2.9	3.7
Proceeds from sale of business, net of cash sold	—	—	50.5	12.8
Proceeds from sale of equity securities	—	7.9	—	7.9
Other investing activities	0.5	0.1	0.6	0.4
Net cash used in investing activities from continuing operations	(43.4)	(30.6)	(88.8)	(144.1)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(1.5)	(0.2)	(4.5)	(263.5)
Borrowings under ABL	1.2	0.4	64.1	1.4
Payments under ABL	(1.2)	(0.4)	(63.1)	(1.4)
Premiums and costs paid upon extinguishment of long-term debt	—	—	—	(12.5)
Issuance of common shares	0.2	1.8	0.9	6.0
Common shares repurchased and canceled	(0.1)	(24.4)	(31.1)	(46.1)
Financing fees	—	—	—	(1.5)
Dividends paid to common shareholders	(8.2)	(8.3)	(24.4)	(25.1)
Payment of deferred consideration for acquisitions	—	—	(0.2)	(2.8)
Other financing activities	2.0	1.9	5.4	4.0
Net cash used in financing activities from continuing operations	(7.6)	(29.2)	(52.9)	(341.5)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(5.6)	(3.2)	(93.6)
Investing activities of discontinued operations	—	—	—	1,228.6
Financing activities of discontinued operations	—	—	—	(769.7)
Net cash (used in) provided by discontinued operations	—	(5.6)	(3.2)	365.3
Effect of exchange rate changes on cash	(0.9)	0.5	0.5	(8.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	30.2	13.3	(27.2)	17.8
Cash and cash equivalents and restricted cash, beginning of period	113.4	162.4	170.8	157.9
Cash and cash equivalents and restricted cash from continuing operations, end of period	$143.6	$175.7	$143.6	$175.7
Supplemental Non-cash Investing and Financing Activities:
Dividends payable	$—	$—	$0.1	$0.4
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	13.3	13.5	17.0	17.5
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3.0	$0.7	$53.3	$47.1
Cash paid for income taxes, net	1.4	4.2	6.7	6.4

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
Balance at June 29, 2019	134,638	$890.0	$74.4	$263.1	$(87.6)	$—	$1,139.9
Net income	—	—	—	10.1	—	—	10.1
Other comprehensive loss, net of tax	—	—	—	—	(1.8)	—	(1.8)
Common shares dividends ($0.06 per common share)	—	—	—	(8.2)	—	—	(8.2)
Share-based compensation	—	—	1.7	—	—	—	1.7
Common shares repurchased and canceled	(4)	(0.1)	—	—	—	—	(0.1)
Common shares issued - Equity Incentive Plan	13	0.2	(0.2)	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	24	0.4	(0.1)	—	—	—	0.3
Balance at September 28, 2019	134,671	$890.5	$75.8	$265.0	$(89.4)	$—	$1,141.9

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
Balance at December 29, 2018	136,195	899.4	73.9	298.8	(101.7)	—	1,170.4
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	10.5	—	—	10.5
Net loss	—	—	—	(5.2)	—	—	(5.2)
Other comprehensive income, net of tax	—	—	—	—	12.3	—	12.3
Common shares dividends ($0.18 per common share)	—	—	—	(24.5)	—	—	(24.5)
Share-based compensation	—	—	8.5	—	—	—	8.5
Common shares repurchased and canceled	(2,215)	(16.5)	—	(14.6)	—	—	(31.1)
Common shares issued - Equity Incentive Plan	618	6.5	(6.5)	—	—	—	—
Common shares issued - Dividend Reinvestment Plan	3	—	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	70	1.1	(0.1)	—	—	—	1.0
Balance at September 28, 2019	134,671	$890.5	$75.8	$265.0	$(89.4)	$—	$1,141.9

Cott Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at June 30, 2018	139,435	$918.4	$67.3	$333.4	$(90.5)	$—	$1,228.6
Net income	—	—	—	10.0	—	—	10.0
Other comprehensive income, net of tax	—	—	—	—	(0.6)	—	(0.6)
Common shares dividends ($0.06 per common share)	—	—	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	6.8	—	—	—	6.8
Common shares repurchased and canceled	(1,574)	(10.5)	—	(13.9)	—	—	(24.4)
Common shares issued - Equity Incentive Plan	221	3.0	(1.4)	—	—	—	1.6
Common shares issued - Dividend Reinvestment Plan	3	0.1	—	—	—	—	0.1
Common shares issued - Employee Stock Purchase Plan	21	0.3	—	—	—	—	0.3
Balance at September 29, 2018	138,106	$911.3	$72.7	$321.2	$(91.1)	$—	$1,214.1

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 30, 2017	139,489	917.1	69.1	(12.2)	(94.4)	6.1	885.7
Net income	—	—	—	382.2	—	0.6	382.8
Other comprehensive income, net of tax	—	—	—	—	3.3	—	3.3
Common shares dividends ($0.18 per common share)	—	—	—	(25.5)	—	—	(25.5)
Share-based compensation	—	—	14.6	—	—	—	14.6
Common shares repurchased and canceled	(2,930)	(22.8)	—	(23.3)	—	—	(46.1)
Common shares issued - Equity Incentive Plan	1,462	15.8	(10.9)	—	—	—	4.9
Common shares issued - Dividend Reinvestment Plan	17	0.2	—	—	—	—	0.2
Common shares issued - Employee Stock Purchase Plan	68	1.0	(0.1)	—	—	—	0.9
Distributions to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Sale of subsidiary shares of non-controlling interests	—	—	—	—	—	(5.8)	(5.8)
Balance at September 29, 2018	138,106	$911.3	$72.7	$321.2	$(91.1)	$—	$1,214.1
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
On February 8, 2019, we sold all of the outstanding equity of Cott Beverages LLC, which operated our soft drink concentrate production business and our Royal Crown International (“RCI”) division, to Refresco Group B.V., a Dutch beverage manufacturer (“Refresco”). The aggregate deal consideration paid at closing was $50.0 million, subject to post-closing adjustments for working capital, indebtedness and other customary items. The sale of Cott Beverages LLC resulted in a loss of approximately $6.0 million that was recorded to other expense (income), net in the Consolidated Statement of Operations for the nine months ended September 28, 2019. The Company used the proceeds of this transaction to repay a portion of the outstanding borrowings under our asset-based lending credit facility (the “ABL facility”).
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
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and the results will be reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”), Eden Springs Europe B.V. (“Eden”) and Aimia Foods (“Aimia”) businesses); Coffee, Tea & Extract Solutions (which includes our S. & D. Coffee, Inc. (“S&D”) business); and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our segment reporting results have been recast to reflect these changes for all periods presented.

Significant Accounting Policies
Included in Note 1 of our 2018 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our Route Based Services and Coffee, Tea and Extract Solutions reporting segment branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $130.5 million and $372.8 million for the three and nine months ended September 28, 2019, respectively, and $121.8 million and $358.6 million for the three and nine months ended September 29, 2018, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
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
With the adoption of ASU 2016-02, we recorded operating lease right-of-use assets and operating lease obligations on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term, and the operating lease obligation represents our commitment to make the lease payments arising from the lease. We have elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize our appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms.
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

Note 2—Leases
We have operating and finance leases for manufacturing and production facilities, branch distribution and warehouse facilities, vehicles and machinery and equipment. The remaining terms on our leases range from one year to 22 years, some of which may include options to extend the leases generally between one and 10 years, and some of which may include options to terminate the leases within one year.
The components of lease expense for the three and nine months ended September 28, 2019 were as follows:

	For the Three Months Ended	For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2019
Operating lease cost	$14.7	$41.0
Short-term lease cost	1.7	4.4
Finance lease cost
Amortization of right-of-use assets	$0.9	$3.8
Interest on lease liabilities	0.6	0.9
Total finance lease cost	$1.5	$4.7
Sublease income	$0.2	$0.7

Supplemental cash flow information related to leases for the three and nine months ended September 28, 2019 was as follows:

	For the Three Months Ended	For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	12.7	40.2
Operating cash flows from finance leases	0.6	0.9
Financing cash flows from finance leases	1.2	3.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.8	14.0
Finance leases	2.9	18.0

Supplemental balance sheet information related to leases was as follows:

(in millions of U.S. dollars, except lease term and discount rate)	September 28, 2019
Operating leases
Operating lease right-of-use assets	$198.6
Current operating lease obligations	37.7
Operating lease obligations	166.2
Total operating lease obligations	$203.9

Financing leases
Property, plant and equipment, net	$20.1
Current maturities of long-term debt	3.9
Long-term debt	14.9
Total finance lease obligations	$18.8

Weighted Average Remaining Lease Term
Operating leases	7.9 years
Finance leases	5.3 years

Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	6.1%

Maturities of lease obligations as of September 28, 2019 were as follows:

(in millions of U.S. dollars)	Operating Leases	Finance Leases
2019	$12.7	$1.9
2020	49.8	6.6
2021	39.0	5.6
2022	29.4	5.1
2023	24.8	4.9
Thereafter	111.3	7.6
Total lease payments	267.0	31.7
Less imputed interest	(63.1)	(12.9)
Present value of lease obligations	$203.9	$18.8

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

Total rent expense under operating leases was $14.7 million and $44.3 million for the three and nine months ended September 29, 2018, respectively, which is net of sublease income of $0.3 million and $0.7 million for the three and nine months ended September 29, 2018, respectively.
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
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $9.8 million and $10.5 million at September 28, 2019 and December 29, 2018, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at September 28, 2019 and December 29, 2018 were $19.2 million and $22.0 million, respectively. The amount of revenue recognized in the three and nine months ended September 28, 2019 that was included in the December 29, 2018 deferred revenue balance was $1.9 million and $16.2 million, respectively.
We do not have any material contract assets as of September 28, 2019.

Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
United States	$458.8	$457.8	$1,348.9	$1,330.0
United Kingdom	35.9	41.7	124.2	126.8
Canada	18.0	16.7	51.7	48.8
All other countries	103.4	93.1	269.5	268.1
Total	$616.1	$609.3	$1,794.3	$1,773.7

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

Note 5—Share-based Compensation
During the nine months ended September 28, 2019, we granted 74,238 common shares with an aggregate grant date fair value of approximately $1.1 million to the non-management members of our Board of Directors under the Amended and Restated Cott Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.

Note 6—Income Taxes
Income tax expense was $9.0 million on pre-tax income from continuing operations of $17.6 million for the three months ended September 28, 2019, as compared to income tax expense of $1.0 million on pre-tax income from continuing operations of $9.5 million in the comparable prior year period. Income tax expense was $11.5 million on pre-tax income from continuing operations of $4.8 million for the nine months ended September 28, 2019, as compared to income tax expense of $4.0 million on pre-tax income from continuing operations of $29.3 million in the comparable prior year period. The effective income tax rates for the three and nine months ended September 28, 2019 were 51.1% and 239.6%, respectively, compared to 10.5% and 13.7% in the comparable prior year periods.
The effective tax rate for the three months ended September 28, 2019 varied from the effective tax rate for the three months ended September 29, 2018 due primarily to increased income in taxable jurisdictions. The effective tax rate for the nine months ended September 28, 2019 varied from the effective tax rate for the nine months ended September 29, 2018 due primarily to losses incurred in jurisdictions for which no tax benefit is recognized and an increase in U.S. federal income tax from related party interest payments.
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
On May 1, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of Cott’s outstanding common shares over a 12-month period commencing on May 7, 2018 (the “Initial Repurchase Plan”). For the nine months ended September 29, 2018, we repurchased 2,556,117 common shares for approximately $40.0 million through open market transactions under the Initial Repurchase Plan. Shares purchased under the Initial Repurchase Plan were subsequently canceled.
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 14, 2018 (“the Repurchase Plan”). The Repurchase Plan replaced the Initial Repurchase Plan, which was scheduled to expire on May 6, 2019. As of December 29, 2018, the maximum approximate amount of common shares available to be purchased under the Repurchase Plan was $27.8 million. For the nine months ended September 28, 2019, we repurchased 2,006,789 common shares for $27.8 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled.
During the quarter ended June 29, 2019, we utilized all funds under the Repurchase Plan. We will continue to review ongoing market conditions for the opportunity to begin a similar program in the future.
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

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator (in millions of U.S. dollars):
Net income (loss) attributable to Cott Corporation
Continuing operations	$8.6	$8.5	$(6.7)	$25.3
Discontinued operations	1.5	1.5	1.5	356.9
Net income (loss)	10.1	10.0	(5.2)	382.2
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	134,667	138,787	135,395	139,503
Basic Earnings Per Share:
Continuing operations	0.06	0.06	(0.05)	0.18
Discontinued operations	0.01	0.01	0.01	2.56
Net income (loss)	0.07	0.07	(0.04)	2.74
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	134,667	138,787	135,395	139,503
Dilutive effect of Stock Options	686	1,212	—	1,260
Dilutive effect of Performance-based RSUs	644	918	—	954
Dilutive effect of Time-based RSUs	211	259	—	246
Weighted average common shares outstanding - diluted	136,208	141,176	135,395	141,963
Diluted Earnings Per Share:
Continuing operations	0.06	0.06	(0.05)	0.18
Discontinued operations	0.01	0.01	0.01	2.51
Net income (loss)	0.07	0.07	(0.04)	2.69

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock Options	2,202	1,141	5,473	1,086
Performance-based RSUs [1]	527	327	1,215	327
Time-based RSUs	3	—	358	—
______________________

[1]	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

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
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and the results will be reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DSS, Aquaterra, Mountain Valley, Eden and Aimia businesses); Coffee, Tea & Extract Solutions (which includes our S&D business); and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our segment reporting results have been recast to reflect these changes for all periods presented.

(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
For the Three Months Ended September 28, 2019
Revenue, net [1]	$472.1	$145.4	$—	$(1.4)	$616.1
Depreciation and amortization	41.6	6.3	0.1	—	48.0
Operating income (loss)	46.4	3.2	(8.0)	—	41.6
Additions to property, plant and equipment	32.8	3.0	0.1	—	35.9
For the Nine Months Ended September 28, 2019
Revenue, net [1]	$1,348.2	$443.4	$7.2	$(4.5)	$1,794.3
Depreciation and amortization	124.1	17.8	0.2	—	142.1
Operating income (loss)	89.8	9.7	(29.2)	—	70.3
Additions to property, plant and equipment	78.9	8.3	0.3	—	87.5
As of September 28, 2019
Total assets [2]	$2,780.5	$487.9	$52.4	$—	$3,320.8
______________________

[1]
Intersegment revenue between the Coffee, Tea and Extract Solutions and the Route Based Services reporting segments was $1.4 million and $4.5 million for the three and nine months ended September 28, 2019, respectively.

[2]	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
For the Three Months Ended September 29, 2018
Revenue, net [1]	$449.8	$140.2	$20.7	$(1.4)	$609.3
Depreciation and amortization	43.5	5.8	0.3	—	49.6
Operating income (loss)	38.8	5.0	(16.0)	—	27.8
Additions to property, plant and equipment	30.3	4.4	1.6	—	36.3
For the Nine Months Ended September 29, 2018
Revenue, net [1]	$1,285.6	$431.8	$60.3	$(4.0)	$1,773.7
Depreciation and amortization	127.8	17.2	0.7	—	145.7
Operating income (loss)	80.9	12.3	(38.6)	—	54.6
Additions to property, plant and equipment	83.6	9.0	2.4	—	95.0
As of December 29, 2018
Total assets [2]	$2,579.0	$464.8	$131.7	$—	$3,175.5
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
Revenues by channel by reporting segment were as follows:

	For the Three Months Ended September 28, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$309.3	$—	$—	$—	$309.3
Coffee and tea services	43.0	114.8	—	(1.4)	156.4
Retail	77.9	—	—	—	77.9
Other	41.9	30.6	—	—	72.5
Total	$472.1	$145.4	$—	$(1.4)	$616.1

	For the Nine Months Ended September 28, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$858.5	$—	$—	$—	$858.5
Coffee and tea services	138.5	355.6	—	(4.5)	489.6
Retail	224.6	—	—	—	224.6
Other	126.6	87.8	7.2	—	221.6
Total	$1,348.2	$443.4	$7.2	$(4.5)	$1,794.3

	For the Three Months Ended September 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$293.4	$—	$—	$—	$293.4
Coffee and tea services	46.3	113.0	—	(1.4)	157.9
Retail [1]	73.8	—	—	—	73.8
Other [1]	36.3	27.2	20.7	—	84.2
Total	$449.8	$140.2	$20.7	$(1.4)	$609.3
______________________

[1]
Revenues by channel of our Route Based Services reporting segment for the three months ended September 29, 2018 had $22.3 million of revenues reclassified from “other” to “home and office bottled water delivery” as these activities are associated with the “home and office bottled water delivery” channel. In addition, we reclassified $4.1 million out of the “retail” channel and into the “other” channel in order to better align the activities of a recent acquisition with those of our U.S. Route Based Services business.

	For the Nine Months Ended September 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$817.7	$—	$—	$—	$817.7
Coffee and tea services	142.3	349.0	—	(3.9)	487.4
Retail [1]	214.4	—	—	—	214.4
Other [1]	111.2	82.8	60.3	(0.1)	254.2
Total	$1,285.6	$431.8	$60.3	$(4.0)	$1,773.7
______________________

[1]
Revenues by channel of our Route Based Services reporting segment for the nine months ended September 29, 2018 had $58.2 million of revenues reclassified from “other” to “home and office bottled water delivery” as these activities are associated with the “home and office bottled water delivery” channel. In addition, we reclassified $11.5 million out of the “retail” channel and into the “other” channel in order to better align the activities of a recent acquisition with those of our U.S. Route Based Services business.

Note 9—Inventories
The following table summarizes inventories as of September 28, 2019 and December 29, 2018:

(in millions of U.S. dollars)	September 28, 2019	December 29, 2018
Raw materials	$63.0	$68.5
Finished goods	38.8	36.3
Resale items	21.2	21.5
Other	3.2	3.3
Total	$126.2	$129.6

Note 10—Intangible Assets, Net
The following table summarizes intangible assets, net as of September 28, 2019 and December 29, 2018:

	September 28, 2019			December 29, 2018
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Trademarks	$285.0	$—	$285.0	$282.3	$—	$282.3
Rights	—	—	—	24.5	—	24.5
Total intangible assets not subject to amortization	285.0	—	285.0	306.8	—	306.8
Subject to amortization
Customer relationships	616.4	250.1	366.3	603.1	211.1	392.0
Patents	15.2	3.7	11.5	15.2	2.5	12.7
Software	49.0	24.7	24.3	38.0	20.5	17.5
Other	16.9	7.6	9.3	16.6	6.4	10.2
Total intangible assets subject to amortization	697.5	286.1	411.4	672.9	240.5	432.4
Total intangible assets	$982.5	$286.1	$696.4	$979.7	$240.5	$739.2

Amortization expense of intangible assets was $16.3 million and $48.4 million for the three and nine months ended September 28, 2019, respectively, and $18.4 million and $52.9 million for the three and nine months ended September 29, 2018, respectively.
The estimated amortization expense for intangible assets over the next five years and thereafter is:

(in millions of U.S. dollars)
Remainder of 2019	$19.3
2020	63.4
2021	54.8
2022	46.1
2023	36.1
Thereafter	191.7
Total	$411.4

Note 11—Accumulated Other Comprehensive (Loss) Income
With the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business in January 2018, the foreign currency translation balances associated with these businesses were recognized in earnings in the period of disposition. Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance June 29, 2019	$(2.7)	$0.3	$(85.2)	$(87.6)
OCI before reclassifications	(3.1)	—	(0.8)	(3.9)
Amounts reclassified from AOCI	2.1	—	—	2.1
Net current-period OCI	(1.0)	—	(0.8)	(1.8)
Ending balance September 28, 2019	$(3.7)	$0.3	$(86.0)	$(89.4)

Beginning balance December 29, 2018	$(9.7)	$0.3	$(92.3)	$(101.7)
OCI before reclassifications	(0.4)	—	6.3	5.9
Amounts reclassified from AOCI	6.4	—	—	6.4
Net current-period OCI	6.0	—	6.3	12.3
Ending balance September 28, 2019	$(3.7)	$0.3	$(86.0)	$(89.4)

Beginning balance June 30, 2018	$(5.7)	$0.1	$(84.9)	$(90.5)
OCI before reclassifications	(8.1)	—	5.1	(3.0)
Amounts reclassified from AOCI	2.4	—	—	2.4
Net current-period OCI	(5.7)	—	5.1	(0.6)
Ending balance September 29, 2018	$(11.4)	$0.1	$(79.8)	$(91.1)

Beginning balance December 30, 2017	$(1.4)	$(16.8)	$(76.2)	$(94.4)
OCI before reclassifications	(13.8)	—	(13.0)	(26.8)
Amounts reclassified from AOCI	3.8	16.9	9.4	30.1
Net current-period OCI	(10.0)	16.9	(3.6)	3.3
Ending balance September 29, 2018	$(11.4)	$0.1	$(79.8)	$(91.1)
______________________

[1]	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three and nine months ended September 28, 2019 and September 29, 2018, respectively:

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(2.1)	$(2.4)	$(6.4)	$(3.8)	Cost of sales
	(2.1)	(2.4)	(6.4)	(3.8)	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$(2.1)	$(2.4)	$(6.4)	$(3.8)	Net of tax
Amortization of pension benefit plan items
Recognized net actuarial loss [2]	—	—	—	(16.9)	Gain on sale of discontinued operations
Prior service costs	$—	$—	$—	$—	Cost of sales
	—	—	—	(16.9)	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$—	$—	$—	$(16.9)	Net of tax
Foreign currency translation adjustments	—	—	—	(9.4)	Gain on sale of discontinued operations
Total reclassifications for the period	$(2.1)	$(2.4)	$(6.4)	$(30.1)	Net of tax
______________________

[1]	Amounts in parentheses indicate debits.

[2]	Net of $3.6 million of associated tax impact that resulted in an increase in the gain on the sale of discontinued operations for the nine months ended September 29, 2018.

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
We had $46.1 million in standby letters of credit outstanding as of September 28, 2019 ($46.1 million as of December 29, 2018).

Guarantees
After the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business in January 2018, we have continued to provide contractual payment guarantees to three third-party lessors of certain real property used in these businesses. The leases were conveyed to Refresco as part of the sale, but our guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $30.1 million as of September 28, 2019 ($32.2 million—December 29, 2018) was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. Discussions with the landlords are ongoing. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

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
Cash Flow Hedging Strategy
We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 28, 2019 or September 29, 2018, respectively.
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
The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 69.4 million pounds and 73.3 million pounds as of September 28, 2019 and December 29, 2018, respectively. Approximately $2.1 million and $6.4 million of realized losses for the three and nine months ended September 28, 2019, respectively and $2.4 million and $3.8 million of realized losses for the three and nine months ended September 29, 2018, respectively, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statements of Operations. As of September 28, 2019, the estimated net amount of losses reported in AOCI that is expected to be reclassified to the Consolidated Statements of Operations within the next twelve months is $2.3 million.
The fair value of our derivative liabilities included in accounts payable and accrued liabilities was $2.3 million and $10.9 million as of September 28, 2019 and December 29, 2018, respectively. We had no derivative assets as of September 28, 2019 and December 29, 2018. Set forth below is a reconciliation of our derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	September 28, 2019		December 29, 2018
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Coffee futures[1]	$—	$(2.3)	$—	$(10.9)
______________________

[1]
The fair value of the coffee futures excludes amounts in the related margin accounts. We are required to maintain margin accounts in accordance with futures market and broker regulations. As of September 28, 2019 and December 29, 2018, the aggregate margin account balances were $3.8 million and $12.9 million, respectively, and are included in cash and cash equivalents on the Consolidated Balance Sheets.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	September 28, 2019	December 29, 2018
Coffee futures assets	$5.0	$0.1
Coffee futures liabilities	(7.3)	(11.0)
Net asset (liability)	$(2.3)	$(10.9)

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for cash flow hedging relationships, presented on a pre-tax basis, for the three and nine months ended September 28, 2019 and September 29, 2018, respectively, is shown in the table below:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
(in millions of U.S. dollars)	Cost of sales		Cost of sales
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$289.9	$298.8	$872.1	$888.3
Loss on cash flow hedging relationship
Coffee futures:
Loss reclassified from AOCI into expense	$2.1	$2.4	$6.4	$3.8

The settlement of our derivative instruments resulted in a debit to cost of sales of $2.1 million and $6.4 million for the three and nine months ended September 28, 2019, respectively, and a debit to cost of sales of $2.4 million and $3.8 million for the three and nine months ended September 29, 2018, respectively.

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
Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the net derivative liabilities as of September 28, 2019 and December 29, 2018 was $2.3 million and $10.9 million, respectively. We had no derivative assets as of September 28, 2019 and December 29, 2018.

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 28, 2019 and December 29, 2018 were as follows:

	September 28, 2019		December 29, 2018
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2024 [1,2]	486.3	506.4	505.9	521.7
5.500% senior notes due in 2025 [1,2]	741.5	766.4	740.2	695.8
Total	$1,227.8	$1,272.8	$1,246.1	$1,217.5
______________________

[1]	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.

[2]	Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of September 28, 2019 and December 29, 2018.

Note 15—Subsequent Events
On November 5, 2019, our Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on December 6, 2019 to shareowners of record at the close of business on November 26, 2019.

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
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and the results will be reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”), Eden Springs Europe B.V. (“Eden”) and Aimia Foods (“Aimia”) businesses); Coffee, Tea & Extract Solutions (which includes our S. & D. Coffee, Inc. (“S&D”) business); and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our segment reporting results have been recast to reflect these changes for all periods presented.
Divestiture Transaction
On February 8, 2019, we sold all of the outstanding equity of Cott Beverages LLC, which operated our soft drink concentrate production business and our Royal Crown International (“RCI”) division, to Refresco Group B.V., a Dutch beverage manufacturer (“Refresco”). The aggregate deal consideration paid at closing was $50.0 million, subject to post-closing adjustments for working capital, indebtedness and other customary items. The sale of Cott Beverages LLC resulted in a loss of approximately $6.0 million that was recorded to other expense (income), net in the Consolidated Statement of Operations for the nine months ended September 28, 2019. We used the proceeds of this transaction to repay a portion of the outstanding borrowings under our asset-based lending credit facility (the “ABL facility”).

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
The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the markets in which we operate;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers or hedge against such rising costs, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	potential liabilities associated with our recent divestitures;

•	our ability to realize the revenue and cost synergies of our acquisitions due to integration difficulties and other challenges;

•	our exposure to intangible asset risk;

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
We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) from continuing operations before interest expense, net, expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, loss on commodity hedging instruments, net, foreign exchange and other losses (gains), net, loss on disposal of property, plant and equipment, net, gain on extinguishment of long-term debt, loss (gain) on sale of business, operations of Cott Beverages LLC, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance.

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
Summary Financial Results
Net income from continuing operations for the three months ended September 28, 2019 (the “third quarter”) and net loss from continuing operations for the nine months ended September 28, 2019 (“first nine months of 2019” or “year to date”) was $8.6 million or $0.06 per diluted common share, and $6.7 million or $0.05 per diluted common share, respectively, compared with net income from continuing operations of $8.5 million or $0.06 per diluted common share, and $25.3 million or $0.18 per diluted common share for the three and nine months ended September 29, 2018, respectively.
The following items of significance affected our financial results for the first nine months of 2019:

•
Net revenue increased $20.6 million, or 1.2%, from the prior year period due primarily to the addition of revenues from the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales in our Route Based Services reporting segment, growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts in our Coffee, Tea and Extract Solutions reporting segment, partially offset by the impact of unfavorable foreign exchange rates in our Route Based Services reporting segment, lower green coffee commodity prices and a decrease in other product sales in our Coffee, Tea and Extract Solutions reporting segment, as well as a decrease in revenues contributed by our Cott Beverages LLC business that was sold during the first quarter of 2019;

•
Gross profit increased to $922.2 million from $885.4 million in the prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales in our Route Based Services reporting segment, growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts in our Coffee, Tea and Extract Solutions reporting segment, partially offset by the unfavorable impact of foreign exchange rates in our Route Based Services reporting segment, as well as a decrease in gross profit contributed by our Cott Beverages LLC business that was sold during the first quarter of 2019. Gross profit as a percentage of net revenue was 51.4% compared to 49.9% in the prior year period;

•
Selling, general and administrative (“SG&A”) expenses increased to $837.1 million from $816.2 million in the prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses and an increase of incentive costs in our Route Based Services reporting segment, as well as an increase in selling and operating costs in our Coffee, Tea and Extract Solutions reporting segment, partially offset by lower SG&A expenses incurred by our Cott Beverages LLC business that was sold during the first quarter of 2019 and a decrease in professional fees and share-based compensation costs in the All Other category, as well as the favorable impact of foreign exchange rates and a decrease in amortization expense within our Route Based Services reporting segment. SG&A expenses as a percentage of net revenue was 46.7% compared to 46.0% in the prior year period;

•
Other expense, net was $6.9 million compared to other income, net of $33.0 million in the prior year period due primarily to the loss recognized on the sale of our Cott Beverages LLC business and an increase of net losses on foreign currency transactions in the first nine months of 2019, partially offset by gains recognized on the redemption of the 10.000% senior secured notes due 2021 (the “DSS Notes”) and the sale of our PolyCycle Solutions (“PCS”) business, mark to market gains on warrant securities, and income recognized from favorable legal settlements in the prior year period;

•
Income tax expense was $11.5 million on pre-tax income from continuing operations of $4.8 million compared to income tax expense of $4.0 million on pre-tax income from continuing operations of $29.3 million in the prior year period due primarily to losses incurred in jurisdictions for which no tax benefit is recognized and an increase in U.S. federal income tax resulting from related party interest payments;

•	Adjusted EBITDA increased to $243.3 million compared to $237.0 million in the prior year period due to the items listed above; and

•
Cash flows provided by operating activities from continuing operations was $117.2 million compared to $146.1 million in the prior year period. The $28.9 million decrease was due primarily to the decrease in net income (loss) from continuing operations and the change in working capital balances relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended September 28, 2019 and September 29, 2018:

	For the Three Months Ended				For the Nine Months Ended
	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	616.1	100.0	609.3	100.0	1,794.3	100.0	1,773.7	100.0
Cost of sales	289.9	47.1	298.8	49.0	872.1	48.6	888.3	50.1
Gross profit	326.2	52.9	310.5	51.0	922.2	51.4	885.4	49.9
Selling, general and administrative expenses	280.8	45.6	279.9	45.9	837.1	46.7	816.2	46.0
Loss on disposal of property, plant and equipment, net	1.1	0.2	1.2	0.2	4.6	0.3	3.8	0.2
Acquisition and integration expenses	2.7	0.4	1.6	0.3	10.2	0.6	10.8	0.6
Operating income	41.6	6.8	27.8	4.6	70.3	3.9	54.6	3.1
Other expense (income), net	3.8	0.6	(0.6)	(0.1)	6.9	0.4	(33.0)	(1.9)
Interest expense, net	20.2	3.3	18.9	3.1	58.6	3.3	58.3	3.3
Income from continuing operations before income taxes	17.6	2.9	9.5	1.6	4.8	0.3	29.3	1.7
Income tax expense	9.0	1.5	1.0	0.2	11.5	0.6	4.0	0.2
Net income (loss) from continuing operations	8.6	1.4	8.5	1.4	(6.7)	(0.4)	25.3	1.4
Net income from discontinued operations, net of income taxes	1.5	0.2	1.5	0.2	1.5	0.1	357.5	20.2
Net income (loss)	10.1	1.6	10.0	1.6	(5.2)	(0.3)	382.8	21.6
Less: Net income attributable to non-controlling interests - discontinued operations	—	—	—	—	—	—	0.6	—
Net income (loss) attributable to Cott Corporation	10.1	1.6	10.0	1.6	(5.2)	(0.3)	382.2	21.5
Depreciation & amortization	48.0	7.8	49.6	8.1	142.1	7.9	145.7	8.2
The following tables summarize the change in revenue by reporting segment for the three and nine months ended September 28, 2019:

	For the Three Months Ended September 28, 2019
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$22.3	$5.2	$(20.7)	$—	$6.8
Impact of foreign exchange [1]	4.1	—	—	—	4.1
Change excluding foreign exchange	$26.4	$5.2	$(20.7)	$—	$10.9
Percentage change in revenue	5.0%	3.7%	(100.0)%	—%	1.1%
Percentage change in revenue excluding foreign exchange	5.9%	3.7%	(100.0)%	—%	1.8%

	For the Nine Months Ended September 28, 2019
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$62.6	$11.6	$(53.1)	$(0.5)	$20.6
Impact of foreign exchange [1]	22.2	—	—	—	22.2
Change excluding foreign exchange	$84.8	$11.6	$(53.1)	$(0.5)	$42.8
Percentage change in revenue	4.9%	2.7%	(88.1)%	12.5%	1.2%
Percentage change in revenue excluding foreign exchange	6.6%	2.7%	(88.1)%	12.5%	2.4%
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
The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and nine months ended September 28, 2019 and September 29, 2018:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue, net
Route Based Services	$472.1	$449.8	$1,348.2	$1,285.6
Coffee, Tea and Extract Solutions	145.4	140.2	443.4	431.8
All Other	—	20.7	7.2	60.3
Eliminations	(1.4)	(1.4)	(4.5)	(4.0)
Total	$616.1	$609.3	$1,794.3	$1,773.7
Gross profit
Route Based Services	$286.3	$271.9	$800.7	$765.6
Coffee, Tea and Extract Solutions	39.9	35.4	121.2	111.5
All Other	—	3.2	0.3	8.3
Total	$326.2	$310.5	$922.2	$885.4
Selling, general and administrative expenses
Route Based Services	$237.0	$229.5	$699.1	$673.2
Coffee, Tea and Extract Solutions	36.6	33.0	111.4	101.2
All Other	7.2	17.4	26.6	41.8
Total	$280.8	$279.9	$837.1	$816.2
Operating income (loss)
Route Based Services	$46.4	$38.8	$89.8	$80.9
Coffee, Tea and Extract Solutions	3.2	5.0	9.7	12.3
All Other	(8.0)	(16.0)	(29.2)	(38.6)
Total	$41.6	$27.8	$70.3	$54.6

The following tables summarize net revenue by channel for the three and nine months ended September 28, 2019 and September 29, 2018:

	For the Three Months Ended September 28, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$309.3	$—	$—	$—	$309.3
Coffee and tea services	43.0	114.8	—	(1.4)	156.4
Retail	77.9	—	—	—	77.9
Other	41.9	30.6	—	—	72.5
Total	$472.1	$145.4	$—	$(1.4)	$616.1

	For the Nine Months Ended September 28, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$858.5	$—	$—	$—	$858.5
Coffee and tea services	138.5	355.6	—	(4.5)	489.6
Retail	224.6	—	—	—	224.6
Other	126.6	87.8	7.2	—	221.6
Total	$1,348.2	$443.4	$7.2	$(4.5)	$1,794.3

	For the Three Months Ended September 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$293.4	$—	$—	$—	$293.4
Coffee and tea services	46.3	113.0	—	(1.4)	157.9
Retail [1]	73.8	—	—	—	73.8
Other [1]	36.3	27.2	20.7	—	84.2
Total	$449.8	$140.2	$20.7	$(1.4)	$609.3
______________________

[1]
Revenues by channel of our Route Based Services reporting segment for the three months ended September 29, 2018 had $22.3 million of revenues reclassified from “other” to “home and office bottled water delivery” as these activities are associated with the “home and office bottled water delivery” channel. In addition, we reclassified $4.1 million out of the “retail” channel and into the “other” channel in order to better align the activities of a recent acquisition with those of our U.S. Route Based Services business.

	For the Nine Months Ended September 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$817.7	$—	$—	$—	$817.7
Coffee and tea services	142.3	349.0	—	(3.9)	487.4
Retail [1]	214.4	—	—	—	214.4
Other [1]	111.2	82.8	60.3	(0.1)	254.2
Total	$1,285.6	$431.8	$60.3	$(4.0)	$1,773.7
______________________

[1]
Revenues by channel of our Route Based Services reporting segment for the nine months ended September 29, 2018 had $58.2 million of revenues reclassified from “other” to “home and office bottled water delivery” as these activities are associated with the “home and office bottled water delivery” channel. In addition, we reclassified $11.5 million out of the “retail” channel and into the “other” channel in order to better align the activities of a recent acquisition with those of our U.S. Route Based Services business.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended September 28, 2019 and September 29, 2018:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income (loss) from continuing operations	$8.6	$8.5	$(6.7)	$25.3
Interest expense, net	20.2	18.9	58.6	58.3
Income tax expense	9.0	1.0	11.5	4.0
Depreciation and amortization	48.0	49.6	142.1	145.7
EBITDA	$85.8	$78.0	$205.5	$233.3
Acquisition and integration costs [1]	2.7	1.6	10.2	10.8
Share-based compensation costs	2.1	10.2	8.5	16.2
Commodity hedging loss, net	—	—	—	0.3
Foreign exchange and other losses (gains), net	4.3	0.4	4.6	(10.8)
Loss on disposal of property, plant and equipment, net	1.1	1.2	4.6	3.8
Gain on extinguishment of long-term debt	—	—	—	(7.1)
Loss (gain) on sale of business	—	—	6.0	(6.0)
Cott Beverages LLC [2]	—	(1.2)	0.4	(3.1)
Other adjustments, net	0.4	1.4	3.5	(0.4)
Adjusted EBITDA	$96.4	$91.6	$243.3	$237.0
______________________

[1]
Includes a reduction of $0.4 million for the three months ended September 28, 2019, and a reduction of $3.4 million and $1.6 million for the three and nine months ended September 29, 2018, respectively, of share-based compensation costs related to awards granted in connection with the acquisition of our S&D and Eden businesses.

[2]	Impact on our operations related to the Cott Beverages LLC business, which was sold on February 8, 2019.

Three Months Ended September 28, 2019 Compared to Three Months Ended September 29, 2018
Revenue, Net
Net revenue increased $6.8 million, or 1.1%, in the third quarter from the comparable prior year period.
Route Based Services net revenue increased $22.3 million, or 5.0%, in the third quarter from the comparable prior year period due primarily to the addition of revenues from the Mountain Valley business, pricing initiatives and growth within our home and office water delivery operations of $18.2 million, as well as growth in other product sales of $8.2 million, partially offset by the unfavorable impact of foreign exchange rates of $4.1 million.
Coffee, Tea and Extract Solutions net revenue increased $5.2 million, or 3.7%, in the third quarter from the comparable prior year period due primarily to the growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts of $9.4 million, as well as growth in other product sales of $0.4 million, partially offset by lower green coffee commodity prices of $4.6 million.
All Other net revenue decreased $20.7 million, or 100.0%, in the third quarter from the comparable prior year period due primarily to less revenue contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Gross Profit
Gross profit increased to $326.2 million in the third quarter from $310.5 million in the comparable prior year period. Gross profit as a percentage of revenue was 52.9% in the third quarter compared to 51.0% in the comparable prior year period.
Route Based Services gross profit increased to $286.3 million in the third quarter from $271.9 million in the comparable prior year period due primarily to the addition of the Mountain Valley business, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales, partially offset by the unfavorable impact of foreign exchange rates.
Coffee, Tea and Extract Solutions gross profit increased to $39.9 million in the third quarter from $35.4 million in the comparable prior year period due primarily to the growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts.
All Other gross profit decreased to nil in the third quarter from $3.2 million in the comparable prior year period due primarily to less gross profit contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses increased to $280.8 million in the third quarter from $279.9 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 45.6% in the third quarter compared to 45.9% in the comparable prior year period.
Route Based Services SG&A expenses increased to $237.0 million in the third quarter from $229.5 million in the comparable prior year period due primarily to the addition of the Mountain Valley business and an increase of incentive costs, partially offset by the favorable impact of foreign exchange rates and a decrease in amortization expense.
Coffee, Tea and Extract Solutions SG&A expenses increased to $36.6 million in the third quarter from $33.0 million in the comparable prior year period due primarily to increased selling and operating costs.
All Other SG&A expenses decreased to $7.2 million in the third quarter from $17.4 million in the comparable prior year period due primarily to lower SG&A expenses incurred by our Cott Beverages LLC business, which was sold in the first quarter of 2019, as well as a decrease in professional fees and share-based compensation costs.
Operating Income
Operating income increased to $41.6 million in the third quarter from $27.8 million in the comparable prior year period.
Route Based Services operating income increased to $46.4 million in the third quarter from $38.8 million in the comparable prior year period due to the items discussed above.
Coffee, Tea and Extract Solutions operating income decreased to $3.2 million in the third quarter from $5.0 million in the comparable prior year period due to the items discussed above.
All Other operating loss decreased to $8.0 million in the third quarter from $16.0 million in the comparable prior year period due to the items discussed above.

Other Income, Net
Other expense, net was $3.8 million for the third quarter compared to other income, net of $0.6 million in the comparable prior year period due primarily to an increase of net losses on foreign currency transactions in the third quarter and mark to market gains on warrant securities recognized in the prior year period.
Income Taxes
Income tax expense was $9.0 million in the third quarter compared to $1.0 million in the comparable prior year period. The effective tax rate for the third quarter was 51.1% compared to 10.5% in the comparable prior year period.
The effective tax rate for the third quarter varied from the effective tax rate from the comparable prior year period due primarily to increased income in taxable jurisdictions.

Nine Months Ended September 28, 2019 Compared to Nine Months Ended September 29, 2018
Revenue, Net
Net revenue increased $20.6 million, or 1.2%, for the year to date from the comparable prior year period.
Route Based Services net revenue increased $62.6 million, or 4.9%, for the year to date from the comparable prior year period due primarily to the addition of revenues from the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations of $54.1 million, as well as growth in other product sales of $30.7 million, partially offset by the unfavorable impact of foreign exchange rates of $22.2 million.
Coffee, Tea and Extract Solutions net revenue increased $11.6 million, or 2.7%, for the year to date from the comparable prior year period due primarily to the growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts of $26.6 million, partially offset by lower green coffee commodity prices of $12.8 million and a decrease in other product sales of $2.2 million.
All Other net revenue decreased $53.1 million, or 88.1%, for the year to date from the comparable prior year period due primarily to less revenue contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Gross Profit
Gross profit increased to $922.2 million for the year to date from $885.4 million in the comparable prior year period. Gross profit as a percentage of revenue was 51.4% year to date compared to 49.9% in the comparable prior year period.
Route Based Services gross profit increased to $800.7 million for the year to date from $765.6 million in the comparable prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales, partially offset by the unfavorable impact of foreign exchange rates.
Coffee, Tea and Extract Solutions gross profit increased to $121.2 million for the year to date from $111.5 million in the comparable prior year period due primarily to the growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts.
All Other gross profit decreased to $0.3 million for the year to date from $8.3 million in the comparable prior year period due primarily to less gross profit contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses increased to $837.1 million for the year to date from $816.2 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 46.7% year to date compared to 46.0% in the comparable prior year period.
Route Based Services SG&A expenses increased to $699.1 million for the year to date from $673.2 million in the comparable prior year period due primarily to the addition of the Mountain Valley and Crystal Rock businesses and an increase of incentive costs, partially offset by the favorable impact of foreign exchange rates and a decrease in amortization expense.
Coffee, Tea and Extract Solutions SG&A expenses increased to $111.4 million for the year to date from $101.2 million in the comparable prior year period due primarily to increased selling and operating costs.
All Other SG&A expenses decreased to $26.6 million for the year to date from $41.8 million in the comparable prior year period due primarily to lower SG&A expenses contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019 and a decrease in professional fees and share-based compensation costs.

Operating Income
Operating income increased to $70.3 million for the year to date from $54.6 million in the comparable prior year period.
Route Based Services operating income increased to $89.8 million for the year to date from $80.9 million in the comparable prior year period due to the items discussed above.
Coffee, Tea and Extract Solutions operating income decreased to $9.7 million for the year to date from $12.3 million in the comparable prior year period due to the items discussed above.
All Other operating loss decreased to $29.2 million for the year to date from $38.6 million in the comparable prior year period due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $6.9 million for the year to date compared to other income, net of $33.0 million in the comparable prior year period due primarily to the loss recognized on the sale of our Cott Beverages LLC business and an increase of net losses on foreign currency transactions in the first nine months of 2019, partially offset by gains recognized on the redemption of the DSS Notes and the sale of our PCS business, mark to market gains on warrant securities, and income recognized from favorable legal settlements in the prior year period.
Income Taxes
Income tax expense was $11.5 million for the year to date compared to $4.0 million in the comparable prior year period. The effective tax rate for the year to date was 239.6% compared to 13.7% in the comparable prior year period.
The effective tax rate for the year to date varied from the effective tax rate from the comparable prior year period due primarily to losses incurred in jurisdictions for which no tax benefit is recognized and an increase in U.S. federal income tax resulting from related party interest payments.
Liquidity and Capital Resources
As of September 28, 2019, we had total debt of $1,344.4 million and $143.6 million of cash and cash equivalents compared to $1,342.2 million of debt and $170.8 million of cash and cash equivalents as of December 29, 2018. Our cash and cash equivalents balance as of September 28, 2019 and December 29, 2018 includes $12.4 million and $12.5 million, respectively, of cash proceeds received from the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. Our cash and cash equivalents balance as of September 28, 2019 also includes $0.5 million of cash proceeds received from the sale of our Cott Beverages LLC business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. In addition, our cash and cash equivalents balances as of September 28, 2019 and December 29, 2018, include margin account balances related to our coffee futures of $3.8 million and $12.9 million, respectively. We are required to maintain margin account balances in accordance with futures market and broker regulations.
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
As of September 28, 2019, our total availability under the ABL facility was $219.7 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the September 2019 month-end under the terms of the credit agreement governing the ABL facility). We had $82.2 million of outstanding borrowings under the ABL facility and $46.1 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $91.4 million. Each month’s borrowing base is not effective until submitted to the lenders, which typically occurs on the fifteenth day of the following month.
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

We expect our existing cash and cash equivalents, cash flows and the issuance of debt to continue to be sufficient to fund our operating, investing and financing activities. In addition, we expect our existing cash and cash equivalents and cash flows outside of Canada to continue to be sufficient to fund the operating activities of our subsidiaries.
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
A dividend of $0.06 per common share has been declared during each quarter of 2019 for aggregate dividend payments of approximately $24.5 million.
The following table summarizes our cash flows for the three and nine months ended September 28, 2019 and September 29, 2018, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net cash provided by operating activities from continuing operations	$82.1	$78.2	$117.2	$146.1
Net cash used in investing activities from continuing operations	(43.4)	(30.6)	(88.8)	(144.1)
Net cash used in financing activities from continuing operations	(7.6)	(29.2)	(52.9)	(341.5)
Cash flows from discontinued operations:
Net cash used in operating activities from discontinued operations	—	(5.6)	(3.2)	(93.6)
Net cash provided by investing activities from discontinued operations	—	—	—	1,228.6
Net cash used in financing activities from discontinued operations	—	—	—	(769.7)
Effect of exchange rate changes on cash	(0.9)	0.5	0.5	(8.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	30.2	13.3	(27.2)	17.8
Cash and cash equivalents and restricted cash, beginning of period	113.4	162.4	170.8	157.9
Cash and cash equivalents and restricted cash from continuing operations, end of period	$143.6	$175.7	$143.6	$175.7
Operating Activities
Cash provided by operating activities from continuing operations was $117.2 million year to date compared to $146.1 million in the comparable prior year period. The $28.9 million decrease was due primarily to the decrease in net income (loss) from continuing operations and the change in working capital balances relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $88.8 million year to date compared to $144.1 million in the comparable prior year period. The $55.3 million decrease was due primarily to the cash received from the sale of our Cott Beverages LLC business in the first quarter of 2019, as well as a decrease in cash used to finance acquisitions and a decrease in additions to property, plant and equipment relative to the prior year period, partially offset by the cash received from the sale of our PCS business and a sale of equity securities in the prior year period.

Financing Activities
Cash used in financing activities from continuing operations was $52.9 million year to date compared to $341.5 million in the comparable prior year period. The $288.6 million decrease was due primarily to the redemption of the DSS Notes in the prior year period, as well as a decrease in common shares repurchased relative to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of September 28, 2019.
Contractual Obligations
We have no material changes to the disclosure on this matter made in our 2018 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2018 Annual Report.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of September 28, 2019, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
ABL Facility
Under the credit agreement governing the ABL facility, as amended and restated to date, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or our aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million. Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default exists or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million, the lenders will take dominion over the cash and will apply the excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of September 28, 2019.
Issuer Purchases of Equity Securities
Tax Withholding
In the third quarter of 2019, an aggregate of 4,183 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the third quarter of 2018, an aggregate of 13,688 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 29, 2018, our equity has decreased by $28.5 million. The decrease was due primarily to net loss of $5.2 million, common share dividend payments of $24.5 million and common shares repurchased and canceled of $31.1 million, partially offset by share-based compensation costs of $8.5 million, other comprehensive income, net of tax of $12.3 million, and a cumulative-effect of changes in accounting principle, net of taxes of $10.5 million recognized as a result of the adoption of Accounting Standards Update 2016-02 - Leases.

Dividend Payments
Common Share Dividend
On August 6, 2019, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on September 4, 2019 to shareowners of record at the close of business on August 21, 2019. On November 5, 2019, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on December 6, 2019 to shareowners of record at the close of business on November 26, 2019. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.
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
We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2018 Annual Report, except for certain policy changes due to the required adoption of ASC 842, “Leases” on December 30, 2018. Refer to Note 1 and Note 2 to the Consolidated Financial Statements for additional information related to the adoption of ASC 842.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 28, 2019. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of September 28, 2019, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Reference is made to the legal proceedings described in our 2018 Annual Report and our quarterly report on Form 10-Q for the quarter ended June 29, 2019.

Item 1A. Risk Factors
There has been no material change in our risk factors since December 29, 2018. Please refer to our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Tax Withholdings
The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2019 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
June 30 - July 31, 2019	352	$13.35	N/A	N/A
August 1 - August 31, 2019	3,603	$12.67	N/A	N/A
September 1 - September 28, 2019	228	$13.13	N/A	N/A
Total	4,183

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Amalgamation of Cott Corporation, as amended.	10-K	3.1	2/27/2019	001-31410
3.2	By-laws of Cott Corporation, as amended.	8-A	3.2	5/4/2018	001-31410
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2019.					*
31.2	Certification of the Chief Financial and Administrative Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2019.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2019.					*
32.2	Certification of the Chief Financial and Administrative Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2019.					*
101
The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, filed November 7, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.
*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: November 7, 2019	/s/ Jay Wells
Jay Wells
Chief Financial and Administrative Officer
(On behalf of the Company)

Date: November 7, 2019	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)