Form 10-K
period 2019-12-28
COTT CORP /CN/
filed 2020-02-26
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 28, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-31410

COTT CORPORATION
(Exact name of registrant as specified in its charter)

Canada		98-0154711
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

4221 West Boy Scout Boulevard
Suite 400
Tampa,	Florida	33607
United States
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (813) 313-1732
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON SHARES WITHOUT NOMINAL OR PAR VALUE	COT	New York Stock Exchange
	BCB	Toronto Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 29, 2019 (based on the closing sale price of $13.35 for the registrant’s common shares as reported on the New York Stock Exchange on June 28, 2019) was $1,759.1 million.
(Reference is made to Part II, Item 5 for a statement of assumptions upon which the calculation is made).
The number of the registrant’s outstanding common shares as of February 20, 2020 was 135,359,506.
Documents incorporated by reference
Portions of our definitive proxy statement for the 2020 Annual Meeting of Shareowners, to be filed within 120 days of December 28, 2019, are incorporated by reference in Part III. Such proxy statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.
Any reference to 2019, 2018 and 2017 corresponds to our fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
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
We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our principal executive office is located at 4221 W. Boy Scout Boulevard Suite 400, Tampa, Florida, United States 33607.
Cott is a water and filtration service company with a leading volume-based national presence in the North American and European home and office delivery industry for bottled water. Our platform reaches over 2.5 million customers or delivery points across North America and Europe and is supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, and small and large retailers.
In July 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Refresco Group B.V., a Dutch company (“Refresco”), pursuant to which we sold to Refresco, on January 30, 2018, our carbonated soft drinks and juice businesses via the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our Royal Crown International (“RCI”) finished goods export business (collectively, the “Traditional Business” and such transaction, the “Traditional Business Disposition”). The Traditional Business Disposition was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments resolved in December 2018 by the payment of $7.9 million from the Company to Refresco. The sale of the Traditional Business represented a strategic shift and had a major effect on our operations and, therefore, the Traditional Business is presented herein as discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information on discontinued operations. The Traditional Business Disposition did not include our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, or our soft drink concentrate production business and our RCI division (“Cott Beverages LLC”).
In February 2019, we sold all of the outstanding equity of Cott Beverages LLC to Refresco. The aggregate deal consideration paid at closing was $50.0 million, subject to post-closing adjustments for working capital, indebtedness and other customary items. We used the proceeds of this transaction to repay a portion of the outstanding borrowings under our asset-based lending credit facility (the “ABL facility”).
On January 13, 2020, Cott entered into an Agreement and Plan of Merger with Cott Holdings Inc., a wholly-owned subsidiary of Cott (“Holdings”), Fore Merger LLC, a wholly-owned subsidiary of Holdings (“Merger Sub”), Fore Acquisition Corporation, a wholly-owned subsidiary of Merger Sub (the “Primo Purchaser”), and Primo Water Corporation (“Primo”), pursuant to which, on January 28, 2020, the Primo Purchaser commenced an exchange offer to purchase all of the outstanding shares of common stock of Primo, par value $0.001 per share, in exchange for, at the election of the Primo’s stockholders, (i) $14.00 in cash, (ii) 1.0229 Cott common shares, no par value per share, plus cash in lieu of any fractional Cott common shares, or (iii) $5.04 in cash and 0.6549 Cott common shares (the “Offer”). As soon as practicable following the consummation of the Offer, the Primo Purchaser intends to acquire any remaining Primo shares by a merger of the Primo Purchaser with and into Primo (the “First Merger”), with Primo surviving the First Merger as a wholly-owned subsidiary of Merger Sub. Immediately following the First Merger, Primo intends to merge with and into Merger Sub, with Merger Sub being the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). Cott expects to issue an aggregate of up to 26,825,842 shares of our common stock in the Offer and the Mergers (collectively, the “Primo Acquisition”). The estimated aggregate consideration to be paid in the Primo Acquisition is approximately $775 million and includes approximately $216 million to be paid in cash, $367 million of Cott common shares and $192 million of cash paid to retire outstanding indebtedness on behalf of Primo. The actual aggregate consideration will be calculated upon closing of the Primo Acquisition based on the closing price of Cott common shares as of that date and actual outstanding indebtedness. The Primo Acquisition is expected to close in the first quarter of 2020, subject to satisfaction of certain conditions to the Offer and the First Merger.

On January 30, 2020, Cott entered into a Stock Purchase Agreement with Holdings, S. & D. Coffee, Inc. (“S&D”), a wholly-owned subsidiary of Cott, and Westrock Coffee Company, LLC, a Delaware limited liability company (“Purchaser”), pursuant to which Purchaser will acquire all of the issued and outstanding equity of S&D from Holdings (the “S&D Disposition”). The aggregate deal consideration is $405 million, payable at closing in cash, subject to adjustments for indebtedness, working capital, and cash. The S&D Disposition is expected to close in the first quarter of 2020 and is subject to satisfaction of certain conditions, including receipt of U.S. regulatory clearance. The Company intends to use the proceeds of the S&D Disposition to finance a portion of its acquisition of Primo, depending on the timing of closing, or otherwise to pay down indebtedness.
The Primo Acquisition, along with the S&D Disposition, will transition Cott into a pure-play water company.
Our Operations
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and the results will be reviewed by the Chief Executive Officer, who is our chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”), Eden Springs Europe B.V. (“Eden”) and Aimia Foods (“Aimia”) businesses); Coffee, Tea and Extract Solutions (which includes our S&D business); and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our segment reporting results have been recast to reflect these changes for all periods presented. See Note 11 to the Consolidated Financial Statements for segment reporting.
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
All Other
Our All Other segment consists of miscellaneous expenses and our Cott Beverages LLC business, which serviced customers located primarily outside of North America and was sold in the first quarter of 2019. All Other products included primarily soft drink concentrates.
Competitive Strengths
The combination of our scale and density of our routes in key markets, our industry-leading infrastructure, and our emphasis on superior customer service is intended to create significant competitive strengths. With respect to our Route Based Services reporting segment, we continually invest in our delivery infrastructure, call centers and service capabilities to maintain our established position as a leader in this segment. We believe these investments have positioned us to capitalize on a number of positive industry dynamics and new growth opportunities. First, we intend to capture new customers as we capitalize on favorable consumer trends across our addressable markets, including increased focus on health and wellness, and concerns about deteriorating municipal water quality. Second, we believe our ability to cross-sell complementary water and filtration products and services represents a significant untapped opportunity. Third, the highly fragmented market in which we operate affords us ample opportunity to make the most of our scale, systems and customer density to execute synergistic tuck-in acquisitions across all of our service areas. We believe these strengths, along with the strengths outlined below, will allow us to capitalize on growth opportunities to drive sustainable and profitable growth.
Leading Position in Multiple Service Platforms
We have a leading volume-based national presence in the North American and European home and office industry for bottled water. In bottled water, we offer a portfolio of well-known brands with longstanding heritages, such as Mountain Valley, Crystal Rock, Vermont Pure, Sparkletts, Hinckley Springs, Kentwood Springs, Canadian Springs, Labrador and Eden Springs, which have contributed to our leadership position in the home and office bottled water industry. In office coffee services, we offer a complete range of products under leading brands including Keurig®, Mars Alterra®, Starbucks® Coffee, Caribou Coffee®, Peet’s Coffee & Tea®, Javarama® and Lavazza®. In water filtration, we offer a complete range of products including carbon filtration and reverse osmosis filtration.

We are one of the only direct-to-customer providers that can offer comprehensive services to residential customers and small and medium-sized businesses, as well as large regional and national corporations and retailers. Our broad direct-to-consumer network creates an advantage in marketing and customer reach, while our extensive range of products and capabilities allows us to offer customers a convenient, single solution for high quality drinking water. We believe our position will be further strengthened through our ongoing efforts to enhance and promote our full-service beverage offering to new and existing customers.
We also believe that opportunities exist to increase sales of our products in our core markets by optimizing existing customer relationships, capitalizing on cross-selling and up-selling opportunities, obtaining new customers, exploring new channels of distribution and introducing new products through our broad reaching distribution network.
International Home and Office Water Delivery, Water Filtration or Point of Use and Office Coffee Service Platforms
We believe that having one of the leading North American and European home and office water delivery production and distribution networks in the industry gives us the ability to reduce our purchasing, manufacturing and delivery costs relative to our competitors as well as drive customer density within the markets we serve. We have an extensive home and office water delivery, water filtration and office coffee services distribution network with a unique ability to service customers. We believe few companies have a comparable footprint or infrastructure to support local, regional and national accounts directly, which differentiates us in the industry. Our network has allowed us to secure strategic relationships, which have been successful in attracting new customers and leveraging our production and delivery infrastructure. We are able to provide multiple products to our home and office water delivery, water filtration and office coffee services customers at minimal additional cost and generate additional profits on those incremental sales.
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
Business Strategy
Our vision is to be the preeminent international route based direct to consumer and service provider across water and filtration solutions with dedicated focus on shareowner returns through continuous growth, expanding margins, and growing free cash flow. Our business services profile offers recurring and repeatable revenue streams and scalable platforms that uniquely position us to allow for operational leverage with growth and to capture synergies through tuck-in acquisition opportunities. We intend to drive value creation through growth from our “Better-for-You” product offerings (positioned in growing categories within water and filtration solutions), focused innovation with product development, route logistics and technology creating further growth, as well as cross selling and customer service opportunities, margin expansion driven by scaled platforms with increased customer and route density, highly synergistic customer list or tuck-in acquisition opportunities, and strong free cash flow generation.
Focus on Water and Filtration Solutions Growth
Our goal is to grow profitably as consumers move to healthier beverage options and increase free cash flow by expanding our customer density and consumption, focusing on customer service and reducing costs to serve, as well as price improvement.
We will remain focused on expanding our small and medium-sized business customer base, a market segment that we believe remains underpenetrated, by continuing to capitalize on our strong direct-to-consumer distribution network, international sales and marketing efforts as well as our strategic partnerships.
We believe our ability to cross-sell complementary water and filtration products and services represents a significant untapped opportunity as nearly all of our existing and target customers consume multiple products. We believe we are well-positioned to capitalize on this opportunity utilizing our strong relationships and frequent face-to-face interactions with our large installed customer base. RSRs are trained to sell across our product set and are highly incentivized through our commission structure to promote new products to existing customers, which increases sales and average revenue per customer.

We intend to proactively pursue accretive acquisitions to complement our organic growth. The highly fragmented market in which we operate affords us ample opportunities to execute synergistic home and office water and filtration tuck-in acquisitions. Our acquisition strategy is consistent with our objective to continually build customer density and reduce the overall cost of servicing our existing customer base. We have a proven track record of achieving significant synergies and integrating companies onto our platform, and we believe that our acquisition strategy will continue to improve our profitability and margins.
We have managed to pursue this acquisition strategy while reducing leverage levels from the time of the acquisition of DSS in 2014 by employing a combination of disciplined purchase pricing, successful integration and synergy realization, and divestiture of assets that are no longer instrumental to our mission and strategy.
Evaluate Acquisition Opportunities
We will continue to evaluate additional mid-to-larger scale opportunities to expand our positions in the home and office water and filtration service categories, as well as other higher margin or growth-oriented water categories where we believe our platform, operating strength and synergies can be leveraged.
Financial Information about Segments
For financial information about reporting segments and geographic areas, see Note 11 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Ingredient and Packaging Supplies
In addition to water, the principal raw materials required to produce our products are polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. The cost of these raw materials can fluctuate substantially over time. We have implemented a number of risk mitigation programs in order to reduce the risk of commodity fluctuations in key areas such as energy surcharges tied to certain energy indexes within North America and throughout our European footprint. Our core product of home and office bottled water utilizes a reusable bottle that allows for the overall cost to service to be spread out over a number of recurring trips to our customer base. We utilize a refill, reuse and recycle concept with our three gallon (“3G”) and five gallon (“5G”) bottled water packaging, which can be reused as many as fifty times per bottle. Where we have not established a risk mitigation program, it is often necessary to recover the increased cost of materials through price increases which we have historically had success in utilizing in order to reduce our overall exposure to rising ingredient and packaging costs.
Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodity costs, such as resin in the case of PET, and HDPE. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or find alternative sources for supply. We also believe there is adequate supply of the ingredient and packaging materials used to produce and package our products.
Generally, we bear the risk of increases in the costs of the ingredient and packaging materials used to produce our products, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase.
Resin for PET, HDPE and fuel are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases, those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place on a monthly, quarterly or annual basis.
Trade Secrets, Copyrights, Trademarks and Licenses
We sell a majority of our home and office 3G and 5G bottled water under our own brands while our office coffee services business sells both our branded products as well as products under which we have a distribution license. We own registrations, or applications to register, various trademarks that are important to our worldwide business, including Alhambra®, Crystal Rock®, Vermont Pure®, Mountain Valley®, Deep Rock®, Hinckley Springs®, Crystal Springs®, Kentwood Springs®, Mount Olympus®, Pureflo®, Standard Coffee®, Javarama®, Athena®, Nursery®, Relyant®, Sierra Springs® and Sparkletts® in the United States, Canadian Springs® and Labrador® in Canada, and Decantae®, Eden®, Eden Springs®, Chateaud’eau®, Edelvia®, Mey Eden®, Edenissimo®, Kafevend®, Pauza®, and Garraways® in Europe and Israel. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

We are a member of the International Bottled Water Association (“IBWA”) and the Water Quality Association. These associations often set higher water quality standards than those set by governmental agencies. Members must comply with these standards, which are enforced by the members themselves. The IBWA requires submission to annual plant inspections administered by an independent third-party inspection agency, such as the National Sanitation Foundation. These inspections audit quality and testing records, review all areas of plant operations and the bottling process, and check compliance with relevant national standards, good manufacturing practices, and any other regulations set by the IBWA. If we fail to meet the standards set by the IBWA and the Water Quality Association, there could be an adverse impact on our reputation, which could have a material adverse effect on our business and results of operations.
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
Employees
As of December 28, 2019, we had over 11,580 employees, of whom approximately 10,170 were in the Route Based Services reporting segment; 1,350 were in the Coffee, Tea and Extract Solutions reporting segment; and 60 were in All Other. We have entered into collective bargaining agreements covering approximately 1,250 of the employees in the Route Based Services reporting segment that contain terms that we believe are typical in our industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.
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
We typically bear the risk of changes in prices on the ingredient and packaging materials in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them and, in some cases, changes in production costs. Resin for PET, HDPE and polycarbonate bottles are examples of these underlying commodities. These changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place, on a monthly, quarterly or annual basis.
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
As part of our overall strategic planning process, from time to time we evaluate whether there are alternatives available to complement our strategy of organic growth and growth through diversification. Accordingly, we may from time to time be engaged in evaluating potential transactions and other strategic alternatives, and we may engage in discussions that may result in one or more transactions, including the transition of Cott into a pure-play water company through the combination of Cott and Primo and the divestiture of the S&D business. Although there would be uncertainty that any of these discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management’s attention and resources to evaluating and pursuing a transaction or opportunity, which could negatively affect our operations.
In addition, we may incur significant costs in connection with evaluating and pursuing other strategic opportunities, regardless of whether any transaction is completed. We may not fully realize the potential benefits of any strategic alternatives or transactions that we pursue.

We have completed the divestiture of our Traditional Business, and have ongoing obligations and potential liabilities associated with the Traditional Business Disposition.
On January 30, 2018, we completed the divestiture of our Traditional Business. Under the Purchase Agreement, we remain liable for certain pre-closing liabilities associated with the divested business, such as taxes and certain litigation, and we remain liable for a period of time for breaches of representations, warranties and covenants made to the purchaser. We have also indemnified the purchaser in the event of such breaches and for other specific risks. Even though the Purchase Agreement contains what we believe to be customary liability caps, and we have established reserves for any expected ongoing liability associated with the divested business, unexpected liabilities may arise for which we could be responsible. If that occurs, or if established reserves are not sufficient, it could negatively affect our financial condition and future results of operations.
We may not realize the expected revenue and cost synergies related to our acquisitions.
The success of our acquisitions, including the Primo Acquisition, will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating with our existing businesses. The integration process may be complex, costly, time-consuming and subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. The difficulties of integrating the operations and realizing revenue and cost synergies include, among others:

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
We have limited indemnification rights in connection with the Primo Acquisition.
In connection with the Primo Acquisition, we will be subject to all of the liabilities of the acquired business that have not been satisfied on or prior to the closing date of the transaction. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation. Under the merger agreement, we have been provided with a limited set of warranties in relation to identified risks, none of which will survive the closing date. We have secured insurance to cover losses arising in respect of the breach by Primo of those warranties, but our recovery may be insufficient to fully reimburse us for those losses. Damages resulting from a breach of warranty could have a material and adverse effect on our financial condition and results of operations.

Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write-downs that would negatively affect our results of operations.
As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately $1,175.7 million of our recorded total assets as of December 28, 2019. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our other intangible assets with indefinite lives as of December 28, 2019 relate to the trademarks acquired in the acquisitions of DSS, Aquaterra, Eden, Mountain Valley and Crystal Rock Holdings, Inc. (“Crystal Rock”). These assets have an aggregate net book value of $287.1 million, and are more fully described in Note 1 to the Consolidated Financial Statements.
As of December 28, 2019, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $414.3 million, which consisted principally of $367.6 million of customer relationships that arose from acquisitions, $25.6 million of software, and $11.2 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationships acquired in connection with the acquisitions of DSS, Aquaterra, Eden, S&D, Mountain Valley and Crystal Rock are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill, trademarks or tradenames. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1 to the Consolidated Financial Statements.
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
In addition to water, the principal raw materials required to produce our products are PET resin, HDPE and polycarbonate bottles, caps and preforms, labels and cartons and trays. We rely upon our ongoing relationships with our key suppliers to support our operations.
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

With respect to some of our key ingredients, we have entered into long-term supply agreements, the remaining terms of which range up to 12 months. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.
We have a significant amount of outstanding indebtedness, which could adversely affect our financial health, and future cash flows may not be sufficient to meet our obligations.
As of December 28, 2019, our total indebtedness was $1,360.0 million. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:

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

These covenants are subject to important exceptions and qualifications. In addition, our ABL facility also requires us, under certain circumstances, to maintain compliance with certain financial covenants as described in the “Covenant Compliance” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our ABL facility, or the indentures governing our outstanding notes could result in an event of default under one or more of the documents governing such obligations, which would allow the lenders under our ABL facility to declare all borrowings outstanding, or in the case of the noteholders of our outstanding notes, all principal amounts outstanding on such notes, to be due and payable. Any such acceleration would trigger cross-default provisions under the ABL facility, and the indentures governing our outstanding notes and, potentially, our other indebtedness. In the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations, face bankruptcy, or take other actions that are inconsistent with our current business practices or strategy. For additional information about our ABL facility, see our discussion under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 17 to the Consolidated Financial Statements.
A portion of our debt may be variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.
Our ABL facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our ABL facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. The outstanding borrowings under the ABL facility as of December 28, 2019 were $92.0 million.
We have incurred, and may incur, substantial indebtedness in order to finance acquisitions, including the Primo Acquisition, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.
Our strategy of growth by acquisitions has been financed by the incurrence of substantial indebtedness. There can be no assurance that we will be successful in obtaining any future debt financing on favorable terms or at all.
Further, we intend to use the proceeds from the S&D Disposition, along with cash on hand, to pay the cash consideration for the Primo Acquisition, repay Primo’s existing credit facility and settle certain fees and expenses incurred in connection with the Primo Acquisition. If the S&D Disposition is not consummated prior to the Primo Acquisition, however, we have arranged for a committed financing of up to $400 million from Deutsche Bank AG, New York Branch to finance the Primo Acquisition.
Our ability to make payments on our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as selling assets, raising additional equity financing or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or negatively affect our financial condition and results of operations. We may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

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
As a producer and distributor of foods and beverages, we must comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the United States, those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to mineral and chemical concentration and water quality, consumption and treatment, and various other federal statutes, laws and regulations. The Food and Drug Administration (“FDA”) regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with FDA “Current Good Manufacturing Practices.” We import certain of our equipment, and we must comply with import laws and regulations. Outside the United States, the production and distribution of our products are also subject to various laws and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or government policy and related interpretations may alter the environment in which we do business, which may negatively affect our results of operations or increase our costs or liabilities.
Food/Beverage Production
A number of states have passed laws setting forth warning or labeling requirements relating to products made for human consumption. For example, the California law known as Proposition 65 requires that a specific warning statement appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. This law, and others like it, exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label, although products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. From time to time over the past several years, certain of our customers have received notices alleging that the labeling requirements of the relevant state regulation would apply to products manufactured by us and sold by them. There can be no assurance that we will not be adversely affected by actions against our customers or us relating to Proposition 65 or similar “failure to warn” laws. Were any such claim to be pursued or succeed, we might in some cases be required to indemnify our customers for damages and provide warnings on our products in order for them to be sold in certain states. Any negative media attention, adverse publicity or action arising from allegations of violations could adversely affect consumer perceptions of our products and harm our business.
Energy/Conservation Initiatives
The EPA has oversight over the Energy Star certification program for appliances, including bottled water dispensers. Since February 1, 2014, the EPA has required appliances in the program to adhere to a lower energy consumption standard of 0.87 kilowatt hours per day. While we are working closely with our water cooler manufacturers to ensure we have continued access to Energy Star certified bottled water dispensers, there can be no assurances that we will continue to have such access. Our inability to utilize compliant dispensers could negatively affect our business, financial condition, reputation and results of operations.
Recent initiatives have taken place in several markets in which we operate regarding bottled water. Regulations have been proposed in some jurisdictions that would ban the use of public funds to purchase bottled water, enact local taxes on bottled water and water extraction and restrict the withdrawal of water from public and private sources. We believe that the adverse publicity associated with these initiatives is generally aimed at the retail, small bottle segment of the industry that is a minimal part of our business, and that our customers can readily distinguish our products from the retail bottles that are currently the basis for concern in some areas. Our customers typically buy their water in reusable 3G and 5G water bottles that are placed on coolers and reused many times. While we believe that to date we have not directly experienced any adverse effects from these concerns, and that our products are sufficiently different from those under scrutiny, there is no assurance that adverse publicity about any element of the bottled water industry will not affect public behavior by discouraging consumers from buying bottled water products generally. In that case, our sales and other financial results could be adversely affected.

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
Packaging Ingredients
The manufacture and use of resins and Bisphenol A (“BPA”) used to make our 3G and 5G water bottles are subject to regulation by the FDA. These regulations relate to substances used in food packaging materials. BPA is contained in substantially all of our 3G and 5G returnable polycarbonate plastic bottles. Negative media attention regarding BPA has generated concern in the bottled water market, although a January 2010 report by the FDA notes studies that suggest the low levels of BPA used in polycarbonate bottles are safe for human exposure and the FDA sustained this opinion in its March 2013 BPA consumer update. On December 5, 2014, the FDA updated its safety declaration on BPA, indicating that available information continues to support BPA's safety for currently approved uses in food containers and packaging. The FDA indicated that it will continue to evaluate these studies before issuing a final assessment on the safety of BPA and the FDA’s current public health recommendations include taking reasonable steps to reduce exposure of infants and young children to BPA. The FDA and certain states, however, may in the future decide to regulate more aggressively the potential harmful effects of BPA. Although the FDA rejected a 2012 citizen petition from the Natural Resources Defense Council seeking the ban of BPA from all food and drink packaging, including plastic bottles and canned foods, our customers and potential new customers may share the concerns raised by the citizens petition and may reduce their exposure to BPA as a result. The FDA has also asserted the need for additional studies on the safety of BPA in food packaging materials and acknowledged recent studies regarding potential developmental and behavioral effects of BPA exposure on infants and young children. The EPA and certain states also may in the future study or regulate BPA. Additionally, a number of states have passed legislation banning the use of BPA in packaging intended for children three years of age and younger, such as in baby bottles and sippy cups. Extensive negative public perception regarding food packaging that uses BPA could cause consumers to stop purchasing our products manufactured in polycarbonate bottles. Further, the emergence of new scientific evidence or reports that suggests our polycarbonate water bottles are unsafe, or interpretations of existing evidence by regulatory agencies that lead to prohibitions on the use of polycarbonate plastic as packaging for food contact materials, could cause a serious disruption in our ability to package our bottled water products. If polycarbonate plastic becomes a banned substance, we may not be able to adopt alternative packaging, and conduct extensive and costly safety testing, in time to prevent adverse effects to our business, financial condition and results of operations. Further, if our competitors successfully integrate BPA-free packaging into their business and BPA is subsequently deemed undesirable or unsafe, our competitors may have a significant competitive advantage over us.
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

International Trade Regulations
Currently, a large portion of our dispensers are assembled by independent manufacturers in, and imported from, China. These import operations are subject to international trade regulations, including import charges and other agreements among the United States and its trading partners, including China.
The current U.S. presidential administration has made significant changes to U.S. trade policy, including new or increased tariffs on a broad range of goods imported into the United States, particularly from China, with additional tariffs and other actions still under consideration. Further, these changes in U.S. trade policy have triggered retaliatory protectionist actions by affected countries. Given the uncertainty regarding the scope and duration of these trade actions by the United States and other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain and could be significant. To the extent that our supply chain, costs, sales or profitability are negatively affected by the existing tariffs or any other trade actions (including duties, import charges or other similar restrictions or other reductions in trade), our business, financial condition and results of operations may be materially adversely affected.
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
In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, and the California Consumer Privacy Act, which became effective on January 1, 2020, impose significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.
We may not continue our quarterly dividend and shareowners may never obtain a return on their investment.
We have paid quarterly cash dividends since 2012. Most recently, our Board of Directors declared a dividend of $0.06 per common share to be paid in cash on March 25, 2020 to shareowners of record at the close of business on March 10, 2020. However, there can be no assurance that we will continue to declare quarterly dividends in the future. The declaration and payment of future dividends on our common shares is subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants and other restrictions on payment set forth in the instruments governing our indebtedness in effect from time to time. Accordingly, shareowners must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any return on their investment.
We are subject to risks associated with our international operations, including compliance with applicable U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and other applicable anti-corruption laws, which may increase the cost of doing business in international jurisdictions.
We currently operate internationally and we intend to continue expansion of our international operations. We now operate in 18 European countries and Israel. As a result, our business is exposed to risks inherent in foreign operations. If we fail to adequately address the challenges and risks associated with our international operations and acquisition strategy, we may encounter difficulties in our international operations and implementing our strategy, which could impede our growth or harm our operating results. These risks, which can vary substantially by jurisdiction, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and local laws prohibiting payments to government officials and other corrupt practices, tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. Additional risks include the potential for restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatility of the economic environment has increased the risk of disruption and losses resulting from hyper–inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations.

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
Our income tax expense includes tax benefits resulting from several reorganizations of our legal entity structure and refinancing of intercompany debt during the last three years. However, since the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations, our effective tax rate may ultimately be different than the amount we are currently reporting. In addition, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with nonresident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable. The Organization for Economic Cooperation and Development released guidance related to Base Erosion and Profit Shifting which may also result in legislative changes that could impact our effective tax rate.
The 2017 Tax Cuts and Jobs Act was enacted on December 22, 2017, and significantly affected U.S. tax law. The U.S. rule-making bodies have the authority to issue regulations and interpretative guidance that may significantly impact how we apply the law and impact our results of operations in the period issued.
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
Our business is supported by our extensive manufacturing and distribution network. Our manufacturing footprint encompasses 62 strategically located beverage manufacturing and production facilities, including 57 facilities in our Route Based Services reporting segment, which includes 33 facilities in the United States, 10 facilities in Canada and 14 facilities in Europe; five facilities in our Coffee, Tea and Extract Solutions reporting segment, all in the United States. We also have 399 branch distribution and warehouse facilities across all of our reporting segments, which include 257 facilities in the United States, 127 facilities in Europe and 15 facilities in Canada, and one customer service call center for the DSS business in the United States.

The total square footage of our manufacturing and production facilities is approximately 2.5 million square feet in the United States; 0.4 million square feet in Canada; and 0.6 million square feet in Europe, inclusive of 0.2 million square feet in the United Kingdom. The total square footage of our branch distribution and warehouse facilities is approximately 2.7 million square feet in the United States; 0.2 million square feet in Canada; and 1.0 million square feet in Europe. This square footage does not include 31 leased office spaces that comprise 0.5 million square feet. Lease terms for non-owned beverage production facilities and offices expire between 2020 and 2035.
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
The Israeli Ministry of Environmental Protection (the “Ministry”) has alleged that a non-profit recycling corporation, which collects and recycles bottles sold by manufacturers, including Eden, failed to meet recycling quotas in 2016, in violation of Israeli law. The law imposes liability directly on manufacturers, and the Ministry has asserted that the manufacturers involved with the corporation owe a fine. Eden received a notice from the Ministry on June 21, 2018. Although we cannot predict the outcome of any potential proceedings at this stage, Eden may be subject to a fine in excess of $0.1 million. Management believes, however, that the resolution of this matter will not be material to our financial position, results of operations, or cash flow.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM PART I. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 26, 2020. Our officers do not serve for a set term.

	Office	Age
Thomas Harrington	Chief Executive Officer	62
Jerry Fowden	Executive Chairman of the Board	63
Jay Wells	Chief Financial and Administrative Officer	57
Ron Hinson	Chief Executive Officer - S&D Business Unit	64
Marni Morgan Poe	Chief Legal Officer and Secretary	50
William "Jamie" Jamieson	Global Chief Information Officer	47
Jason Ausher	Chief Accounting Officer	46
Steven Kitching	Executive Chair - Route Based Services	57

•
Thomas Harrington was appointed as Cott’s Chief Executive Officer effective as of the beginning of fiscal 2019. Prior to his appointment, Mr. Harrington served as the Chief Executive Officer of Cott’s DS Services business unit since Cott’s acquisition of DS Services in December 2014 and was appointed President Route Based Services in July 2016. Prior to the acquisition, Mr. Harrington served in various roles with DS Services from 2004 to 2014, including Chief Executive Officer, President, Chief Operating Officer, West Division President, and Senior Vice President, Central Division. Prior to joining DS Services, Mr. Harrington served in various roles with Coca-Cola Enterprises, Inc. including Vice President and General Manager of Coca-Cola Enterprises New York and Chicago divisions. He also served in various sales and marketing roles with Pepperidge Farm from 1979 to 1985. Mr. Harrington previously served as a member of the board of directors of the National Automatic Merchandising Association, the International Bottled Water Association and the Water Quality Association.  He has served on Cott’s Board since the beginning of fiscal 2019.

•
Jerry Fowden was Cott’s Chief Executive Officer from 2009 until the end of 2018, at which point he became Cott’s Executive Chairman. Prior to his service as Cott’s Chief Executive Officer, he served as President of Cott’s international operating segment, Interim President North America and Interim President of Cott’s UK and European business from 2007 to 2009. Prior to joining Cott, Mr. Fowden served as Chief Executive Officer of Trader Media Group (now known as Autotrader plc) and was a member of the Guardian Media Group plc’s board of directors from 2005 to 2007. Prior to this time, Mr. Fowden served in a variety of roles at multiple companies, including global Chief Operating Officer of AB InBev S.A. Belgium, an alcoholic beverage company, Chief Executive Officer of Bass Brewers Ltd., a subsidiary of AB InBev S.A. Belgium, Managing Director of the Rank Group plc’s Hospitality and Holiday Division and member of the Rank Group plc’s board of directors, Chief Executive Officer of Hero AG’s European beverage operations and various roles within PepsiCo Inc.’s beverage operations and Mars, Incorporated’s pet food operations. Mr. Fowden currently serves on the board of directors of Constellation Brands Inc., a premium alcoholic beverage company, and is a member of its Corporate Governance Committee and Chair of its Human Resources Committee. Mr. Fowden also serves on the board of directors of British American Tobacco p.l.c., a leading consumer goods company, and is a member of its Audit Committee and its Nomination Committee. Mr. Fowden previously served as a member of the board of directors of the American Beverage Association and the British Soft Drinks Association.  He has served on Cott’s Board since 2009.

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

•
Ron Hinson has been Chief Executive Officer of S&D Coffee and Tea since 2000, and he continued in that role after the closing of the acquisition of S&D. Prior to the acquisition, Mr. Hinson served in various roles with S&D over a 40 year period, beginning his career in the sales organization and working his way up to Chief Executive Officer in 2000 and Chairman of the Board of Directors of S&D in 2010. Mr. Hinson currently serves on the board of directors of the National Coffee Association and the Tea Association.

•
Marni Morgan Poe has served as Cott’s Chief Legal Officer and Secretary since 2010. Prior to her appointment, Ms. Poe served as Cott’s Corporate Counsel from 2008 to 2010. Prior to joining Cott, Ms. Poe was a partner at the law firm of Holland & Knight LLP from 2000 to 2006 and an associate of the law firm from 1995 to 2000.

•
William “Jamie” Jamieson was appointed Global Chief Information Officer in April 2019. Prior to joining Cott, Mr. Jamieson served as senior vice president and chief information officer for GNC from 2015 to 2019, overseeing enterprise technology teams and platforms. From 2000 to 2015, he held various senior roles leading information technology service delivery for Charming Charlie and Chico’s FAS, Inc., both fashion retailers.

•
Jason Ausher was appointed Chief Accounting Officer in May 2015. Prior to his appointment, from 2011 to 2015, Mr. Ausher served as Cott’s VP Treasurer, Corporate Development. From 2010 to 2011, Mr. Ausher served as Cott’s Corporate Controller, and from 2008 to 2010, he held the position of Controller for Cott’s U.S. Business Unit. From 2003 to 2008, Mr. Ausher held numerous positions with Walter Industries, Inc. and Mueller Water Products Inc. (a water infrastructure business and spin-off of Walter Industries, Inc.), including the position of Vice President of Finance. Prior to this, from 1996 to 2002, Mr. Ausher was with PricewaterhouseCoopers LLP.

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
As of February 20, 2020, we had 893 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 20, 2020 was C$20.95 on the TSX and $15.78 on the NYSE.
Our Board of Directors has declared a quarterly cash dividend of $0.06 per common share in each quarter during 2018 and 2019 for an aggregate yearly dividend payment of approximately $33.7 million and $32.6 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that our Board of Directors may deem relevant from time to time.
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

Shareowner return performance graph
The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; (iii) the peer group utilized in prior annual reports, which consists of publicly-traded companies in the route based service industry comprised of UniFirst Corp., ABM Industries Inc., Chemed Corp., ServiceMaster Global Holdings, Inc., Cintas Corp., Aramark Corporation, Primo Water Corporation, AquaVenture Holdings Limited, Farmer Bros. Co., Rollins, Inc., and The Brink’s Company; and (iv) a new peer group utilized in this Annual Report on Form 10-K, which better reflects our business following our recent and anticipated divestitures and acquisitions, consisting of publicly-traded companies in the water and route based service industries comprised of UniFirst Corp., ABM Industries Inc., Chemed Corp., ServiceMaster Global Holdings, Inc., Cintas Corp., Aramark Corporation, Primo Water Corporation, AquaVenture Holdings Limited, The Brink’s Company, Evoqua Water Technologies Corp., Pentair plc, Xylem Inc., and Nestle S.A. The closing price of Cott’s common shares as of December 27, 2019, the last trading day of 2019, was C$17.63 on the TSX and $13.45 on the NYSE. The following table is in Canadian dollars.

 ASSUMES $100 (CANADIAN) INVESTED ON JANUARY 3, 2015
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 28, 2019

Company / Market / Peer Group	1/3/2015	1/2/2016	12/31/2016	12/30/2017	12/29/2018	12/28/2019
Cott Corporation	$100.00	$189.87	$192.72	$270.51	$244.40	$235.33
S&P / TSX Composite	$100.00	$90.84	$109.99	$119.98	$108.49	$135.03
Peer Group	$100.00	$138.63	$163.80	$201.11	$216.03	$282.07
New Peer Group	$100.00	$123.50	$125.02	$146.28	$151.78	$202.79

Issuer Purchases of Equity Securities
Common Share Repurchase Programs

On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 14, 2018 (the “Repurchase Plan”). As of December 29, 2018, the maximum approximate dollar value of common shares available to be purchased under the Repurchase Plan was $27.8 million. For the year ended December 28, 2019, we repurchased 2,006,789 common shares for $27.8 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled.

During the second quarter of 2019, we utilized all funds under the Repurchase Plan.

On December 11, 2019, our Board of Directors approved a new share repurchase program for up to $50.0 million of Cott’s outstanding common shares over a 12-month period (the “New Repurchase Plan”). We made no repurchases of our common shares under the New Repurchase Plan for the year ended December 28, 2019.
Tax Withholdings
The following table contains information about shares that we withheld from delivering to employees during 2019 to satisfy their tax obligations related to share-based awards:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2018 - January 31, 2019	5,307	$14.74	N/A	N/A
February 1 - February 28, 2019	195,002	$15.50	N/A	N/A
April 1 - April 30, 2019	3,252	$14.78	N/A	N/A
May 1 - May 31, 2019	580	$13.63	N/A	N/A
June 30 - July 31, 2019	352	$13.35	N/A	N/A
August 1 - August 31, 2019	3,603	$12.67	N/A	N/A
September 1 - September 30, 2019	228	$13.13	N/A	N/A
December 1 - December 28, 2019	55,160	$13.74	N/A	N/A
Total	263,484

ITEM 6.	SELECTED FINANCIAL DATA
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

	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016 [1]	January 2, 2016
(in millions of U.S. dollars, except per share amounts)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Revenue, net	$2,394.5	$2,372.9	$2,269.7	$1,623.2	$1,187.3
Net (loss) income from continuing operations	(0.1)	28.9	(3.6)	$(60.3)	$15.7
Net income (loss) from discontinued operations, net of income taxes	3.0	354.6	10.7	$(11.2)	$4.9
Net income (loss)	2.9	383.5	7.1	$(71.5)	$20.6
Net income (loss) attributable to Cott Corporation	2.9	382.9	(1.4)	$(77.8)	$(3.4)
Net income (loss) per common share attributable to Cott Corporation
Basic:
Continuing operations	$—	$0.21	$(0.03)	$(0.47)	$(0.02)
Discontinued operations	0.02	2.54	0.02	(0.14)	(0.01)
Net income (loss)	0.02	2.75	(0.01)	(0.61)	(0.03)
Diluted:
Continuing operations	$—	$0.21	$(0.03)	$(0.47)	$(0.02)
Discontinued operations	0.02	2.50	0.02	(0.14)	(0.01)
Net income (loss)	0.02	2.71	(0.01)	(0.61)	(0.03)
Financial Condition
Total assets	$3,390.9	$3,175.5	$4,093.1	$3,939.7	$2,887.3
Short-term borrowings required to be repaid or extinguished from divestiture [2]	—	—	220.3	207.0	122.0
Debt required to be repaid or extinguished from divestiture [3]	—	—	519.0	1,135.4	1,133.6
Long-term debt, net of current maturities	1,260.2	1,250.2	1,542.6	851.4	390.1
Dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.24
______________________

[1]
In 2016, we completed the acquisitions of S&D, Eden, and Aquaterra for a combined $973.9 million, financed by a combination of cash on hand, incremental borrowings under our ABL facility of $270.0 million, proceeds from the issuance of €450.0 million (U.S. $499.3 million at the exchange rate in effect on December 28, 2019) of 5.500% senior notes due July 1, 2024 (the “2024 Notes”), and net proceeds from the issuance of common shares in June 2016 having an aggregate value of $219.8 million.

[2]
The obligations under the ABL facility were required to be repaid in full at the closing of the sale of the Traditional Business. Accordingly, the ABL facility is presented as “Short-term borrowings required to be repaid or extinguished as part of divestiture.”

[3]
All senior notes issued by Cott Beverages Inc., which was sold as part of the Traditional Business, were classified as “Debt required to be repaid or extinguished as part of divestiture” in prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Cott is a water and filtration service company with a leading volume-based national presence in the North American and European home and office delivery industry for bottled water. Our platform reaches over 2.5 million customers or delivery points across North America and Europe and is supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, and small and large retailers.
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
Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed.
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
In 2019, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities and making equipment upgrades.
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and the results will be reviewed by the Chief Executive Officer, who is our chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”), Eden Springs Europe B.V. (“Eden”) and Aimia Foods (“Aimia”) businesses); Coffee, Tea and Extract Solutions (which includes our S. & D. Coffee, Inc. (“S&D”) business); and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our segment reporting results have been recast to reflect these changes for all periods presented. See Note 11 to the Consolidated Financial Statements for segment reporting.
Our fiscal year is based on either a 52- or 53- week period ending on the Saturday closest to December 31. For the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, we had 52- weeks of activity. One of our subsidiaries uses a Gregorian calendar year-end which differs from the Company’s 52- or 53- week fiscal year-end. Differences arising from the use of the different fiscal year-ends were not deemed material for the fiscal years ended December 28, 2019, December 29, 2018 or December 30, 2017.

Divestiture, Acquisition and Financing Transactions
Divestitures
On January 30, 2020, Cott entered into a Stock Purchase Agreement with Cott Holdings Inc., a wholly-owned subsidiary of Cott (“Holdings”), S&D, a wholly-owned subsidiary of Cott, and Westrock Coffee Company, LLC, a Delaware limited liability company (“Purchaser”), pursuant to which Purchaser will acquire all of the issued and outstanding equity of S&D from Holdings (the “S&D Disposition”). The aggregate deal consideration is $405 million, payable at closing in cash, subject to adjustments for indebtedness, working capital, and cash. The S&D Disposition is expected to close in the first quarter of 2020 and is subject to satisfaction of certain conditions, including receipt of U.S. regulatory clearance. We intend to use the proceeds of the S&D Disposition to finance a portion of our acquisition of Primo Water Corporation (“Primo”) described below, depending on the timing of closing, or otherwise to pay down indebtedness.
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
In July 2017, we entered into a Share Repurchase Agreement with Refresco, pursuant to which we sold to Refresco, in January 2018, our carbonated soft drinks and juice businesses via the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business (collectively, the “Traditional Business” and such transaction, the “Traditional Business Disposition”). The Traditional Business Disposition was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments resolved in December 2018 by the payment of $7.9 million from us to Refresco. The sale of the Traditional Business represented a strategic shift and had a major effect on our operations and, therefore, the Traditional Business is presented herein as discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information on discontinued operations. The Traditional Business Disposition did not include our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, or our Cott Beverages LLC business.
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
Acquisitions
On January 13, 2020, Cott entered into an Agreement and Plan of Merger with Holdings, Fore Merger LLC, a wholly-owned subsidiary of Holdings (“Merger Sub”), Fore Acquisition Corporation, a wholly-owned subsidiary of Merger Sub (the “Primo Purchaser”), and Primo, pursuant to which, on January 28, 2020, the Primo Purchaser commenced an exchange offer to purchase all of the outstanding shares of common stock of Primo, par value $0.001 per share, in exchange for, at the election of the Primo’s stockholders, (i) $14.00 in cash, (ii) 1.0229 Cott common shares, no par value per share, plus cash in lieu of any fractional Cott common shares, or (iii) $5.04 in cash and 0.6549 Cott common shares (the “Offer”). As soon as practicable following the consummation of the Offer, the Primo Purchaser intends to acquire any remaining Primo shares by a merger of the Primo Purchaser with and into Primo (the “First Merger”), with Primo surviving the First Merger as a wholly-owned subsidiary of Merger Sub. Immediately following the First Merger, Primo intends to merge with and into Merger Sub, with Merger Sub being the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). Cott expects to issue an aggregate of up to 26,825,842 shares of our common stock in the Offer and the Mergers (collectively, the “Primo Acquisition”). The estimated aggregate consideration to be paid in the Primo Acquisition is approximately $775 million and includes approximately $216 million to be paid in cash, $367 million of Cott common shares and $192 million of cash paid to retire outstanding indebtedness on behalf of Primo. The actual aggregate consideration will be calculated upon closing of the Primo Acquisition based on the closing price of Cott common shares as of that date and actual outstanding indebtedness. The Primo Acquisition is expected to close in the first quarter of 2020, subject to satisfaction of certain conditions to the Offer and the First Merger.
In October 2018, DSS, a wholly-owned subsidiary of Cott, acquired Mountain Valley, a growing American brand of spring and sparkling bottled water delivered to homes and offices throughout the United States (the “Mountain Valley Acquisition”). The initial purchase price paid by DSS in the Mountain Valley Acquisition was $80.4 million on a debt and cash free basis. The post-closing working capital adjustment was resolved in February 2019 by the payment of $0.4 million by the former owners of Mountain Valley to DSS. The Mountain Valley Acquisition was funded through a combination of incremental borrowings under our ABL facility and cash on hand.

In March 2018, we completed the acquisition of Crystal Rock Holdings, Inc., a direct-to-consumer home and office water, coffee and filtration business serving customers throughout New York and New England (“Crystal Rock”). The transaction was structured as a merger following a cash tender offer for all outstanding shares of Crystal Rock, with Crystal Rock becoming our wholly-owned indirect subsidiary. The aggregate consideration paid was $37.7 million and includes the purchase price paid to the Crystal Rock shareholders of $20.7 million, $0.8 million in costs paid on behalf of the sellers for the seller’s transaction costs and $16.2 million of assumed debt and accrued interest obligations of the acquired company that was paid by us.
Financing Activity
In January 2018, in connection with the closing of the Traditional Business Disposition, we used a portion of the proceeds to retire $525.0 million aggregate principal amount of 5.375% senior notes due 2022 (the “2022 Notes”) and retire the remaining $250.0 million aggregate principal amount of 10.000% senior secured notes due 2021 (the “DSS Notes”). The redemption of our 2022 Notes included $21.2 million in premium payments and accrued interest of $2.2 million. The redemption of our DSS Notes included $12.5 million in premium payments and accrued interest of $10.3 million.
We also used a portion of the proceeds from the Traditional Business Disposition to repay in full our $262.5 million outstanding balance on our ABL facility and repay $1.9 million in aggregate principal outstanding on our capital lease finance arrangement with General Electric Capital Corporation. Additionally, we amended and restated our ABL facility in connection with the closing of the Traditional Business Disposition, as further discussed below.
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
In March 2017, we issued $750.0 million of 5.500% senior notes due April 1, 2025 (the “2025 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by Holdings, and most of our U.S., Canadian, U.K. and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017. We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes.
Summary Financial Results
Net loss from continuing operations in 2019 was $0.1 million or $0.00 per diluted common share, compared with net income from continuing operations of $28.9 million or $0.21 per diluted common share in 2018.
The following items of significance affected our 2019 financial results:

•
Net revenue increased $21.6 million, or 0.9%, in 2019 compared to the prior year due primarily to the addition of revenues from the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales in our Route Based Services reporting segment, growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts in our Coffee, Tea and Extract Solutions reporting segment, partially offset by the unfavorable impact of foreign exchange rates in our Route Based Services reporting segment, lower green coffee commodity prices and a decrease in other product sales in our Coffee, Tea and Extract Solutions reporting segment, as well as a decrease in revenues contributed by our Cott Beverages LLC business that was sold during the first quarter of 2019;

•
Gross profit increased to $1,227.8 million from $1,175.6 million in the prior year due primarily to the addition of the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales in our Route Based Services reporting segment, growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts in our Coffee, Tea and Extract Solutions reporting segment, partially offset by the unfavorable impact of foreign exchange rates in our Route Based Services reporting segment, as well as a decrease in gross profit contributed by our Cott Beverages LLC business that was sold during the first quarter of 2019. Gross profit as a percentage of net revenue increased to 51.3% in 2019 compared to 49.5% in the prior year;

•
Selling, general and administrative (“SG&A”) expenses increased to $1,113.0 million in 2019 compared to $1,092.1 million in the prior year due primarily to the addition of the Mountain Valley and Crystal Rock businesses and an increase of incentive costs in our Route Based Services reporting segment, as well as an increase in selling and operating costs in our Coffee, Tea and Extract Solutions reporting segment, partially offset by lower SG&A expenses incurred by our Cott Beverages LLC business that was sold during the first quarter of 2019, and a decrease in professional fees and share-based compensation costs in the All Other category, as well as the favorable impact of foreign exchange rates and a decrease in amortization expense within our Route Based Services reporting segment. As a percentage of net revenue, SG&A expenses were 46.5% in 2019 compared to 46.0% in the prior year;

•	Loss on disposal of property, plant and equipment, net was primarily related to the disposal of $7.5 million of equipment that was either replaced or no longer being used in our reporting segments;

•	Acquisition and integration expenses increased to $16.9 million in 2019 compared to $15.3 million in the prior year due primarily to the increase in integration costs within our existing businesses;

•
Other expense, net was $2.8 million in 2019 compared to other income, net of $42.9 million in the prior year due primarily to the loss recognized on the sale of our Cott Beverages LLC business and an increase of net losses on foreign currency transactions, partially offset by gains recognized on the redemption of the DSS Notes and the sale of our PolyCycle Solutions (“PCS”) business, mark to market gains on warrant securities, and income recognized from favorable legal settlements in the prior year;

•
Income tax expense was $9.5 million on pre-tax income from continuing operations of $9.4 million in 2019 compared to income tax benefit of $4.8 million on pre-tax income from continuing operations of $24.1 million in the prior year due primarily to increased income incurred in taxable jurisdictions in 2019 and a Canadian valuation allowance release and releases of various uncertain tax positions in 2018;

•	Adjusted EBITDA increased to $328.7 million in 2019 compared to $306.8 million in the prior year due to the items listed above; and

•
Cash flows provided by operating activities from continuing operations was $250.0 million in 2019 compared to $244.3 million in the prior year. The $5.7 million increase was due primarily to the change in working capital balances relative to the prior year period, partially offset by the decrease in net income from continuing operations.

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
Impairment testing of goodwill
Cott operates through two operating segments: Route Based Services and Coffee, Tea and Extract Solutions. These two operating segments are also reportable segments. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our Route Based Services operating segment was determined to have five components: DSS, Mountain Valley, Aquaterra, Eden and Aimia. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). For the purpose of testing goodwill for impairment in 2019, we have determined our reporting units are DSSAqua, Mountain Valley, Eden, Aimia and S&D. DSSAqua, Mountain Valley, Eden and Aimia are components of the Route Based Services operating segment. S&D is a component of the Coffee, Tea and Extract Solutions operating segment.

We had goodwill of $1,175.7 million on the Consolidated Balance Sheet at December 28, 2019, which represents amounts for the DSSAqua, Mountain Valley, Eden, Aimia and S&D reporting units.
For purposes of the 2019 annual test, we elected to perform a qualitative assessment for our DSSAqua, Mountain Valley, Aimia and S&D reporting units to assess whether it was more likely than not the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the DSSAqua, Mountain Valley, Aimia and S&D reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment. Goodwill allocated to the DSSAqua, Mountain Valley, Aimia and S&D reporting units as of December 28, 2019 are $657.0 million, $16.0 million, $53.4 million and $128.2 million, respectively.
For the Eden reporting unit, we elected to bypass the qualitative assessment and performed a quantitative analysis due to a decline in 2019 actual versus projected operating results. We determined the fair value of the reporting unit being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of the reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our 2019 valuation of the Eden reporting unit included the anticipated future cash flows, the weighted-average terminal growth rate of 1.5% and a discount rate of 8.5%. The anticipated future cash flows assumption reflects projected revenue growth rates, operating profit margins and capital expenditures. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair value of the Eden reporting unit exceeded its carrying value by approximately 4.2%. Therefore no goodwill impairment charge was recorded in the fourth quarter ended December 28, 2019. The Company performed a sensitivity analysis that noted that an increase in the discount rate of 50 basis points would have an adverse impact on the impairment testing result. Goodwill allocated to the Eden reporting unit as of December 28, 2019 is $321.1 million.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2019, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
Impairment testing of intangible assets with an indefinite life
Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of DSS (the “DSS Trademarks”); trademarks acquired in the acquisition of Eden (the “Eden Trademarks”), trademarks acquired in the acquisition of Aquaterra (the “Aquaterra Trademarks”), trademarks acquired in the acquisition of Mountain Valley (the “Mountain Valley Trademarks”) and trademarks acquired in the acquisition of Crystal Rock (the “Crystal Rock Trademarks”). These assets have an aggregate net book value of $287.1 million as of December 28, 2019. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.
The life of the DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks are considered to be indefinite and therefore these intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible asset to its fair value and when the carrying amount is greater than the fair value, we recognize in income an impairment loss. During the fourth quarter of 2019, management concluded that it was more likely than not that the fair value of the DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were greater than their respective carrying value, indicating no impairment.

We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the DSS Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. We concluded that it was more likely than not that the fair value of the DSS Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were more than its carrying value and therefore we were not required to perform any additional testing.
To determine the fair value of the Eden Trademarks, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, the estimated fair value of the Eden Trademarks exceeded the carrying value by approximately 42.0%. If actual revenues in future periods, are less than currently projected for the Eden Trademarks, these trademarks could be impaired.
Other intangible assets
As of December 28, 2019, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $414.3 million, consisting principally of $367.6 million of customer relationships that arose from acquisitions, $25.6 million of software, and $11.2 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as the loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. We did not record impairment charges for intangible assets in 2019, 2018 or 2017.
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
We maintain several defined benefit plans that cover certain of our employees. We record the expenses associated with these plans based on calculations which include various actuarial assumptions such as discount rates and expected long-term rates of return on plan assets. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.
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

We also utilize (loss) earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net (loss) income from continuing operations before interest expense, net, expense (benefit) for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, loss (gain) on commodity hedging instruments, net, foreign exchange and other losses (gains), net, loss on disposal of property, plant and equipment, net, gain on extinguishment of long-term debt, loss (gain) on sale of business, operations of Cott Beverages LLC, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material changes.
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
The following table summarizes our Consolidated Statements of Operations as a percentage of net revenue for 2019, 2018 and 2017:

	2019		2018		2017
(in millions of U.S. dollars)		Percentage of Revenue		Percentage of Revenue		Percentage of Revenue
Revenue, net	$2,394.5	100.0%	$2,372.9	100.0%	$2,269.7	100.0%
Cost of sales	1,166.7	48.7%	1,197.3	50.5%	1,142.0	50.3%
Gross profit	1,227.8	51.3%	1,175.6	49.5%	1,127.7	49.7%
Selling, general and administrative expenses	1,113.0	46.5%	1,092.1	46.0%	1,043.2	46.0%
Loss on disposal of property, plant and equipment, net	7.5	0.3%	9.4	0.4%	10.2	0.4%
Acquisition and integration expenses	16.9	0.7%	15.3	0.6%	30.4	1.3%
Operating income	90.4	3.8%	58.8	2.5%	43.9	1.9%
Other expense (income), net	2.8	0.1%	(42.9)	(1.8)%	(8.0)	(0.4)%
Interest expense, net	78.2	3.3%	77.6	3.3%	85.5	3.8%
Income (loss) from continuing operations before income taxes	9.4	0.4%	24.1	1.0%	(33.6)	(1.5)%
Income tax expense (benefit)	9.5	0.4%	(4.8)	(0.2)%	(30.0)	(1.3)%
Net (loss) income from continuing operations	(0.1)	—%	28.9	1.2%	(3.6)	(0.2)%
Net income from discontinued operations, net of income taxes (Note 3)	3.0	0.1%	354.6	14.9%	10.7	0.5%
Net income	2.9	0.1%	383.5	16.2%	7.1	0.3%
Less: Net income attributable to non-controlling interests - discontinued operations	$—	—%	$0.6	—%	$8.5	0.4%
Net income (loss) attributable to Cott Corporation	$2.9	0.1%	$382.9	16.1%	$(1.4)	(0.1)%
Depreciation & amortization	$192.8	8.1%	$194.6	8.2%	$188.6	8.3%

During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and the results will be reviewed by the Chief Executive Officer, who is our chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DSS, Aquaterra, Mountain Valley, Eden and Aimia businesses); Coffee, Tea and Extract Solutions (which includes our S&D business); and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our segment reporting results have been recast to reflect these changes for all periods presented.
The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for 2019, 2018 and 2017:

(in millions of U.S. dollars)	2019	2018	2017
Revenue, net
Route Based Services	$1,788.2	$1,710.3	$1,599.6
Coffee, Tea and Extract Solutions	605.0	587.6	602.2
All Other	7.2	80.7	67.9
Eliminations	(5.9)	(5.7)	—
Total	$2,394.5	$2,372.9	$2,269.7
Gross profit
Route Based Services	$1,060.9	$1,011.6	$956.5
Coffee, Tea and Extract Solutions	166.6	152.0	161.4
All Other	0.3	12.0	9.8
Total	$1,227.8	$1,175.6	$1,127.7
Selling, general and administrative expenses
Route Based Services	$926.2	$902.3	$848.6
Coffee, Tea and Extract Solutions	150.8	137.1	141.9
All Other	36.0	52.7	52.7
Total	$1,113.0	$1,092.1	$1,043.2
Operating income (loss)
Route Based Services	$115.8	$89.9	$79.7
Coffee, Tea and Extract Solutions	15.4	16.1	15.9
All Other	(40.8)	(47.2)	(51.7)
Total	$90.4	$58.8	$43.9
The following tables summarize revenue by channel for 2019, 2018 and 2017:

	For the Year Ended December 28, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$1,136.0	$—	$—	$—	$1,136.0
Coffee and tea services	184.0	483.6	—	(5.9)	661.7
Retail	297.6	—	—	—	297.6
Other	170.6	121.4	7.2	—	299.2
Total	$1,788.2	$605.0	$7.2	$(5.9)	$2,394.5

	For the Year Ended December 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$1,078.5	$—	$—	$—	$1,078.5
Coffee and tea services	192.8	461.9	—	(5.7)	649.0
Retail	286.0	—	—	—	286.0
Other	153.0	125.7	80.7	—	359.4
Total	$1,710.3	$587.6	$80.7	$(5.7)	$2,372.9

	For the Year Ended December 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$990.6	$—	$—	$—	$990.6
Coffee and tea services	186.8	501.7	—	—	688.5
Retail	282.2	—	—	—	282.2
Other	140.0	100.5	67.9	—	308.4
Total	$1,599.6	$602.2	$67.9	$—	$2,269.7
Results of Operations
The following table summarizes the change in revenue by reporting segment for 2019:

	For the Year Ended December 28, 2019
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$77.9	$17.4	$(73.5)	$(0.2)	$21.6
Impact of foreign exchange [1]	22.1	—	—	—	22.1
Change excluding foreign exchange	$100.0	$17.4	$(73.5)	$(0.2)	$43.7
Percentage change in revenue	4.6%	3.0%	(91.1)%	3.5%	0.9%
Percentage change in revenue excluding foreign exchange	5.8%	3.0%	(91.1)%	3.5%	1.8%
______________________

[1]
Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2018:

	For the Year Ended December 29, 2018
(in millions of U.S. dollars, except percentage amounts)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Change in revenue	$110.7	$(14.6)	$12.8	$(5.7)	$103.2
Impact of foreign exchange [1]	(11.8)	—	—	—	(11.8)
Change excluding foreign exchange	$98.9	$(14.6)	$12.8	$(5.7)	$91.4
Percentage change in revenue	6.9%	(2.4)%	18.9%	100.0%	4.5%
Percentage change in revenue excluding foreign exchange	6.2%	(2.4)%	18.9%	100.0%	4.0%
Impact of fewer trading days [2]	$1.5	$4.9	$—	$—	$6.4
Change excluding foreign exchange and impact of fewer trading days	$100.4	$(9.7)	$12.8	$(5.7)	$97.8
Percentage change in revenue excluding foreign exchange and impact of fewer trading days	6.3%	(1.6)%	18.9%	100.0%	4.3%
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

The following table summarizes our EBITDA and Adjusted EBITDA for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
(in millions of U.S. dollars)
Net (loss) income from continuing operations	$(0.1)	$28.9	$(3.6)
Interest expense, net	78.2	77.6	85.5
Income tax expense (benefit)	9.5	(4.8)	(30.0)
Depreciation and amortization	192.8	194.6	188.6
EBITDA	$280.4	$296.3	$240.5
Acquisition and integration costs [1]	16.9	15.3	30.4
Share-based compensation costs	10.6	18.4	14.0
Commodity hedging loss (gain), net	—	0.3	(0.3)
Foreign exchange and other losses (gains), net	0.9	(10.7)	(2.0)
Loss on disposal of property, plant and equipment, net	7.5	9.4	11.1
Gain on extinguishment of long-term debt	—	(7.1)	(1.5)
Loss (gain) on sale of business	6.0	(6.0)	—
Cott Beverages LLC [2]	0.4	(5.2)	2.8
Other adjustments, net	6.0	(3.9)	3.4
Adjusted EBITDA	$328.7	$306.8	$298.4
______________________

[1]
Includes an increase of $1.8 million, a reduction of $1.1 million, and an increase of $3.5 million of share-based compensation costs for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively, related to awards granted in connection with the acquisitions of our S&D and Eden businesses.

[2]	Impact of our operations related to the Cott Beverages LLC business, which was sold on February 8, 2019.

Year Ended December 28, 2019 Compared to Year Ended December 29, 2018
Revenue, Net
Net revenue increased $21.6 million, or 0.9%, in 2019 from 2018.
Route Based Services net revenue increased $77.9 million, or 4.6%, in 2019 from 2018, due primarily to the addition of revenues from the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations of $71.3 million, growth in retail of $28.7 million, partially offset by the unfavorable impact of foreign exchange rates of $22.1 million.
Coffee, Tea and Extract Solutions net revenue increased $17.4 million, or 3.0%, in 2019 from 2018, due primarily to the growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts of $36.9 million, partially offset by lower green coffee commodity prices of $15.6 million and a decrease in other product sales of $3.9 million.
All Other net revenue decreased $73.5 million, or 91.1%, in 2019 from 2018, due primarily to less revenue being contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Gross Profit
Gross profit increased to $1,227.8 million in 2019 compared to $1,175.6 million in 2018. Gross profit as a percentage of net revenue was 51.3% in 2019 compared to 49.5% in 2018.
Route Based Services gross profit increased to $1,060.9 million in 2019 compared to $1,011.6 million in 2018, due primarily to the addition of the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, as well as growth in other product sales, partially offset by the unfavorable impact of foreign exchange rates.
Coffee, Tea and Extract Solutions gross profit increased to $166.6 million in 2019 compared to $152.0 million in 2018, due primarily to the growth in coffee volumes, change in customer mix and growth in liquid coffee and extracts.
All Other gross profit decreased to $0.3 million in 2019 compared to $12.0 million in 2018, due primarily to less gross profit contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses increased to $1,113.0 million in 2019 compared to $1,092.1 million in 2018. SG&A expenses as a percentage of net revenue was 46.5% in 2019 compared to 46.0% in 2018.
Route Based Services SG&A expenses increased to $926.2 million in 2019 compared to $902.3 million in 2018, due primarily to the addition of the Mountain Valley and Crystal Rock businesses, partially offset by the favorable impact of foreign exchange rates and a decrease in amortization expense.
Coffee, Tea and Extract Solutions SG&A expenses increased to $150.8 million in 2019 compared to $137.1 million in 2018, due primarily to increased selling and operating costs.
All Other SG&A expenses decreased to $36.0 million in 2019 compared to $52.7 million in 2018, due primarily to lower SG&A expenses contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019, and a decrease in professional fees.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $16.9 million in 2019 compared to $15.3 million in 2018. Acquisition and integration expenses as a percentage of net revenue was 0.7% in 2019 compared to 0.6% in 2018.
Route Based Services acquisition and integration expenses increased to $11.3 million in 2019 compared to $10.6 million in 2018, due primarily to the increase in costs with the integration of the Mountain Valley and Crystal Rock businesses.
Coffee, Tea and Extract Solutions acquisition and integration expense was $0.5 million in 2019 compared to a benefit of $1.9 million in 2018, due primarily to the increase in costs with the integration of our S&D business.
All Other acquisition and integration expenses decreased to $5.1 million in 2019 compared to $6.6 million in 2018, due primarily to the reduction in costs with the integration of the Mountain Valley and Crystal Rock businesses.

Operating Income
Operating income increased to $90.4 million in 2019 compared to $58.8 million in 2018.
Route Based Services operating income increased to $115.8 million in 2019 compared to $89.9 million in 2018, due to the items discussed above.
Coffee, Tea and Extract Solutions operating income decreased to $15.4 million in 2019 compared to $16.1 million in 2018, due to the items discussed above.
All Other operating loss decreased to $40.8 million in 2019 compared to $47.2 million in 2018, due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $2.8 million in 2019 compared to other income, net of $42.9 million in 2018, due primarily to the loss recognized on the sale of our Cott Beverages LLC business and an increase of net losses on foreign currency transactions in the current year versus gains recognized on the redemption of the DSS Notes and the sale of our PCS business, mark to market gains on warrant securities, and income recognized from favorable legal settlements in the prior year.
Income Taxes
Income tax expense was $9.5 million in 2019 compared to income tax benefit of $4.8 million in 2018. The effective tax rate was 101.1% in 2019 compared to (20.0%) in 2018. The income tax expense in 2019 was due primarily to increased income incurred in taxable jurisdictions. The income tax benefit in 2018 was due primarily to a $5.6 million release of a Canadian valuation allowance and releases of various uncertain tax positions. The 2019 effective tax rate differs from the Canadian statutory rate primarily due to: (a) significant permanent differences for which we have recognized a tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than Canada; and (c) losses in tax jurisdictions with existing valuation allowances.
Year Ended December 29, 2018 Compared to Year Ended December 30, 2017
Revenue, Net
Net revenue increased $103.2 million, or 4.5%, in 2018 from 2017.
Route Based Services net revenue increased $110.7 million, or 6.9%, in 2018 from 2017, due primarily to the addition of revenues from the Mountain Valley and Crystal Rock businesses of $52.4 million, pricing initiatives, growth within our home and office water delivery operations, retail and other of $39.9 million, and the favorable impact of foreign exchange rates of $11.8 million.
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
All Other net revenue increased $12.8 million, or 18.9%, in 2018 from 2017, due primarily to increased volumes.
Gross Profit
Gross profit increased to $1,175.6 million in 2018 compared to $1,127.7 million in 2017. Gross profit as a percentage of net revenue was 49.5% in 2018 compared to 49.7% in 2017.
Route Based Services gross profit increased to $1,011.6 million in 2018 compared to $956.5 million in 2017, due primarily to the addition of the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our home and office water delivery operations, and the favorable impact of foreign exchange rates, partially offset by increases in freight and transportation costs.
Coffee, Tea and Extract Solutions gross profit decreased to $152.0 million in 2018 compared to $161.4 million in 2017, due primarily to the reduction in coffee volumes and a change in customer mix, a reduction in juice and allieds, as well as an increase in manufacturing expenses, partially offset by growth in liquid coffee, extracts, tea and other.
All Other gross profit increased to $12.0 million in 2018 compared to $9.8 million in 2017, due primarily to increased volumes.

Selling, General and Administrative Expenses
SG&A expenses increased to $1,092.1 million in 2018 compared to $1,043.2 million in 2017. SG&A expenses as a percentage of net revenue was 46.0% in each of 2018 and 2017.
Route Based Services SG&A expenses increased to $902.3 million in 2018 compared to $848.6 million in 2017, due primarily to the addition of the Mountain Valley and Crystal Rock businesses and the unfavorable impact of foreign exchange rates.
Coffee, Tea and Extract Solutions SG&A expenses decreased to $137.1 million in 2018 compared to $141.9 million in 2017, due primarily to the reductions in depreciation and amortization expense and operating expenses.
All Other SG&A expenses was $52.7 million in 2018 and 2017.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $15.3 million in 2018 compared to $30.4 million in 2017. Acquisition and integration expenses as a percentage of net revenue was 0.6% in 2018 compared to 1.3% in 2017.
Route Based Services acquisition and integration expenses decreased to $10.6 million in 2018 compared to $18.5 million in 2017, due primarily to the reduction in costs with the integration of the Eden business, partially offset by costs incurred with the integration of the Mountain Valley and Crystal Rock businesses.
Coffee, Tea and Extract Solutions acquisition and integration benefit was $1.9 million in 2018 compared to an expense of $3.1 million in 2017, due primarily to the reduction in costs with the integration of the S&D business.
All Other acquisition and integration expenses decreased to $6.6 million in 2018 compared to $8.8 million in 2017, due primarily to the reduction in costs with the integration of the S&D and Eden businesses, partially offset by costs incurred with the integration of the Mountain Valley and Crystal Rock businesses.
Operating Income
Operating income increased to $58.8 million in 2018 compared to $43.9 million in 2017.
Route Based Services operating income increased to $89.9 million in 2018 compared to $79.7 million in 2017, due to the items discussed above.
Coffee, Tea and Extract Solutions operating income increased to $16.1 million in 2018 compared to $15.9 million in 2017, due to the items discussed above.
All Other operating loss decreased to $47.2 million in 2018 compared to $51.7 million in 2017, due to the items discussed above.
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
Income Taxes
Income tax benefit was $4.8 million in 2018 compared to $30.0 million in 2017. The effective tax rate was (20.0%) in 2018 compared to 89.3% in 2017. The income tax benefit in 2018 was due primarily to a $5.6 million release of Canadian valuation allowance and releases of various uncertain tax positions. The income tax benefit in 2017 was due primarily to a tax benefit of $32.2 million associated with the change in the U.S. federal enacted tax rate. The 2018 effective tax rate differs from the Canadian statutory rate primarily due to: (a) changes in valuation allowances and tax reserves; (b) significant permanent differences for which we have recognized a tax benefit; (c) income in tax jurisdictions with lower statutory tax rates than Canada; and (d) losses in tax jurisdictions with existing valuation allowances.

Liquidity and Capital Resources
The following table summarizes our cash flows for 2019, 2018 and 2017 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
(in millions of U.S. dollars)
Net cash provided by operating activities from continuing operations	$250.0	$244.3	$176.0
Net cash used in investing activities from continuing operations	(147.8)	(282.7)	(153.6)
Net cash (used in) provided by financing activities from continuing operations	(66.0)	(296.6)	596.5
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from continuing operations	(3.2)	(97.6)	102.7
Net cash provided by (used in) investing activities from continuing operations	—	1,225.5	(44.7)
Net cash used in financing activities from continuing operations	—	(769.7)	(643.4)
Effect of exchange rate changes on cash	1.7	(10.3)	6.3
Net increase in cash, cash equivalents and restricted cash	34.7	12.9	39.8
Cash and cash equivalents and restricted cash, beginning of year	170.8	157.9	118.1
Cash and cash equivalents and restricted cash, end of year	205.5	170.8	157.9
Cash and cash equivalents and restricted cash of discontinued operations, end of year	—	—	66.0
Cash and cash equivalents and restricted cash from continuing operations, end of year	$205.5	$170.8	$91.9
Operating Activities
Cash provided by operating activities from continuing operations was $250.0 million in 2019 compared to $244.3 million in 2018 and $176.0 million in 2017. The $5.7 million increase in 2019 compared to 2018 was due primarily to the change in working capital balances relative to the prior year period, partially offset by the decrease in net income from continuing operations.
The $68.3 million increase in 2018 compared to 2017 was due primarily to the increase in net income from continuing operations and the change in working capital account balances relative to the prior year resulting primarily from timing of payments of interest on our 2024 Notes.
Investing Activities
Cash used in investing activities from continuing operations was $147.8 million in 2019 compared to $282.7 million in 2018 and $153.6 million in 2017. The $134.9 million decrease in 2019 compared to 2018 was due primarily to the cash received from the sale of our Cott Beverages LLC business in the first quarter of 2019, as well as a decrease in cash used to finance acquisitions and a decrease in additions to property, plant and equipment relative to the prior year, partially offset by the cash received from the sale of our PCS business and a sale of equity securities in the prior year.
The $129.1 million increase in 2018 compared to 2017 was due primarily to the cash used to finance the acquisitions of the Mountain Valley and Crystal Rock businesses, an increase in additions to property, plant and equipment and intangible assets relative to the prior year, partially offset by the proceeds received from the sale of our PCS business and proceeds received from the sale of equity securities.
Financing Activities
Cash used in financing activities from continuing operations was $66.0 million in 2019 compared to cash used in financing activities from continuing operations of $296.6 million in 2018 and cash provided by financing activities from continuing operations of $596.5 million in 2017. The $230.6 million decrease in 2019 compared to 2018 was due primarily to the redemption of the DSS Notes in the prior year and a decrease in common shares repurchased relative to the prior year, partially offset by a decrease in borrowings under our ABL facility net of payments relative to the prior year.

The $893.1 million decrease in cash provided by financing activities from continuing operations in 2018 compared to 2017 was due primarily to the redemption of the DSS Notes in the current year, the increase in the number of common shares repurchased relative to the prior year, and the issuance of the 2025 Notes in the prior year, partially offset by an increase in borrowings under our ABL facility net of payments relative to the prior year and the partial redemption of the DSS Notes in the prior year.
Financial Liquidity
As of December 28, 2019, we had $1,360.0 million of debt and $205.5 million of cash and cash equivalents compared to $1,342.2 million of debt and $170.8 million of cash and cash equivalents as of December 29, 2018. Our cash and cash equivalents balance as of December 28, 2019 and December 29, 2018 includes $12.4 million and $12.5 million, respectively, of cash proceeds received from the Traditional Business Disposition that are being held in escrow by a third-party escrow agent to secure potential indemnification claims. Our cash and cash equivalents balance as of December 28, 2019 also includes $0.5 million of cash proceeds received from the sale of our Cott Beverages LLC business that are being held in escrow by a third-party escrow agent to secure potential indemnification claims. In addition, our cash and cash equivalents balances as of December 28, 2019 and December 29, 2018 include margin account balances related to our coffee futures of $6.4 million and $12.9 million, respectively. We are required to maintain margin account balances in accordance with futures market and broker regulations.
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
In 2019, we declared a dividend of $0.06 per common share each quarter for an aggregate dividend payment of approximately $32.6 million.
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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of December 28, 2019.
Contractual Obligations
The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 28, 2019:

		Payments due by period
(in millions of U.S. dollars)	Total	2020	2021	2022	2023	2024	Thereafter
5.500% senior notes due in 2024	499.3	—	—	—	—	499.3	—
5.500% senior notes due in 2025	750.0	—	—	—	—	—	750.0
ABL facility [1]	92.0	92.0	—	—	—	—	—
Interest expense [2]	384.0	76.7	72.4	68.5	68.6	56.7	41.1
Operating lease obligations	275.6	53.9	42.9	32.9	27.7	22.3	95.9
Finance leases [3]	36.6	7.5	6.4	5.9	5.6	4.8	6.4
Pension obligations	17.9	1.6	1.0	1.0	0.9	1.1	12.3
Purchase obligations [4]	158.6	141.8	15.6	0.8	0.4	—	—
Other liabilities	3.2	3.0	0.2	—	—	—	—
Total [5]	$2,217.2	$376.5	$138.5	$109.1	$103.2	$584.2	$905.7
______________________

[1]	The ABL facility is considered a current liability. As of December 28, 2019, we had $92.0 million of outstanding borrowings under the ABL facility.

[2]	Interest expense includes fixed interest on the 2024 Notes, the 2025 Notes, the ABL facility and other long-term liabilities. Actual amounts will differ from estimates provided.

[3]	Includes estimated interest payments using a weighted average discount rate of 6.0% as of December 28, 2019.

[4]
Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.

[5]	The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $17.3 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt
Our total debt as of December 28, 2019 and December 29, 2018 was as follows:

	December 28, 2019			December 29, 2018
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
5.500% senior notes due in 2024	499.3	5.8	493.5	513.1	7.2	505.9
5.500% senior notes due in 2025	750.0	8.2	741.8	750.0	9.8	740.2
ABL facility	92.0	—	92.0	81.1	—	81.1
Short-term borrowings	0.4	—	0.4	7.9	—	7.9
Finance leases	30.9	—	30.9	5.0	—	5.0
Other debt financing	1.4	—	1.4	2.1	—	2.1
Total debt	1,374.0	14.0	1,360.0	1,359.2	17.0	1,342.2
Less: Short-term borrowings and current debt:
ABL facility	92.0	—	92.0	81.1	—	81.1
Short-term borrowings	0.4	—	0.4	7.9	—	7.9
Finance leases - current maturities	6.3	—	6.3	1.9	—	1.9
Other debt financing	1.1	—	1.1	1.1	—	1.1
Total current debt	99.8	—	99.8	92.0	—	92.0
Total long-term debt	$1,274.2	$14.0	$1,260.2	$1,267.2	$17.0	$1,250.2
Asset-Based Lending Facility
We have maintained an ABL facility with JPMorgan Chase Bank N.A. as Administrative Agent since 2008 to provide financing for our operations. We have amended and refinanced the ABL facility from time to time and incurred related financing fees, $4.3 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.
As of December 28, 2019, our total availability under the ABL facility was $216.4 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the December 2019 month-end under the terms of the credit agreement governing the ABL facility). As of December 28, 2019, we had $92.0 million of outstanding borrowings under the ABL facility and $47.4 million of outstanding letters of credit. As a result, our excess availability under the ABL facility was $77.0 million as of December 28, 2019. The commitment fee was 0.25% per annum of the unused commitment, which was $110.6 million as of December 28, 2019. The weighted average effective interest rate at December 28, 2019 on our outstanding borrowings was 3.4%. The effective interest rates are based on our aggregate availability.
The ABL facility, as amended and restated most recently on January 30, 2018, provides us with financing in the United States, Canada, the United Kingdom and the Netherlands. Cott and its subsidiaries, Holdings, DSS, S&D, Aimia and Aquaterra, are borrowers under the ABL facility. The ABL facility is a revolving facility of up to $250.0 million with a maturity date of August 3, 2021. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement. Subject to certain conditions, the ABL facility may be increased up to an additional $100.0 million at our option if lenders agree to increase their commitments. The debt under the ABL facility is guaranteed by most of our U.S., Canadian and U.K. subsidiaries, certain of our Dutch subsidiaries and certain other subsidiaries. As disclosed previously on a Current Report on Form 8-K dated February 7, 2020 (the “ABL Amendment 8-K”), on February 7, 2020, the ABL facility was amended to, among other things, modify certain negative covenants of the ABL facility to facilitate the sale of S&D (see Note 24 to the Consolidated Financial Statements) and to limit the conditions to be met for the acquisition of Primo Water Corporation (see Note 24 to the Consolidated Financial Statements) to be permitted under the ABL facility (the “ABL Amendment”). This reference to the ABL Amendment does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1 to the ABL Amendment 8-K.

5.500% Senior Notes due in 2025
In March 2017, we issued $750.0 million of our 2025 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by our wholly-owned subsidiary Holdings, and most of our U.S., Canadian, U.K. and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017. The proceeds of the 2025 Notes were used to redeem in full the 2020 Notes, redeem $100.0 million aggregate principal amount of our DSS Notes and to pay related fees and expenses.
We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2025 Notes.
5.500% Senior Notes due in 2024
In June 2016, we issued €450.0 million (U.S. $499.3 million at the exchange rate in effect on December 28, 2019) of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A and Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the acquisition of Eden, we assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of our U.S., Canadian, U.K. and Dutch subsidiaries that were obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the acquisition of Eden and to pay related fees and expenses.
We incurred approximately $11.3 million of financing fees for the issuance of the 2024 Notes and $11.0 million of bridge financing commitment fees and professional fees in connection with the acquisition of Eden. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were expensed as incurred.
Credit Ratings and Covenant Compliance
Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.
As of December 28, 2019, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B1	B
2024 Notes	B1	B
2025 Notes	B1	B
Outlook	Stable	Stable
Any downgrade of our credit ratings by either Moody’s or S&P could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 28, 2019, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
ABL Facility
Under the credit agreement governing the ABL facility, as amended and restated most recently on January 30, 2018, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million (which would be reduced to $13.5 million upon the S&D Disposition, per the ABL Amendment). Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default or certain defaults exist or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million (which would be reduced to $13.5 million upon the S&D Disposition, per the ABL Amendment), the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of December 28, 2019.
Issuer Purchases of Equity Securities
Common Share Repurchase Programs
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 14, 2018 (the “Repurchase Plan”). During 2019, we repurchased 2,006,789 common shares for approximately $27.8 million through open market transactions under the Repurchase Plan. During the second quarter of 2019, we utilized all funds under the Repurchase Plan.
On December 11, 2019, our Board of Directors approved a new share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period (the “New Repurchase Plan”). We made no repurchases of our common shares under the New Repurchase Plan during 2019.
Tax Withholding
During 2019, 263,484 shares (2018—417,224; 2017—277,338) of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 5 of this Annual Report on Form 10-K.
Capital Structure
Since December 29, 2018, equity has decreased by $4.2 million. The decrease was due primarily to common share dividend payments of $32.6 million and common shares repurchased and subsequently canceled of $31.8 million, partially offset by net income of $2.9 million, other comprehensive income, net of tax of $33.2 million, share-based compensation costs of $12.4 million, and a cumulative-effect of changes in accounting principle, net of taxes of $10.5 million recognized as a result of the adoption of Accounting Standards Update 2016-02 - Leases.

Dividend payments
Common Share Dividend
Our Board of Directors declared a quarterly dividend of $0.06 per common share in each quarter during 2019 and 2018 for an aggregate dividend payment of approximately $32.6 million and $33.7 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.
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
Currency Exchange Rate Risk
We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 24.8% of 2019 revenue, net, and 24.7% of 2018 revenue, net, and are concentrated principally in the United Kingdom, Canada, and Europe. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Euro for the year ended December 28, 2019, would result in our revenue, net, in 2019 changing by $58.8 million and our gross profit in 2019 changing by $32.7 million. This change would be material to our cash flows and our results of operations.
Debt Obligations and Interest Rates
We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $92.0 million of ABL borrowings outstanding as of December 28, 2019, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $47.4 million of outstanding letters of credit) would result in additional interest expense of approximately $0.9 million. The weighted average interest rate of our outstanding ABL facility at December 28, 2019 was 3.4%.
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

The information below summarizes our market risks associated with long-term debt obligations as of December 28, 2019. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of December 28, 2019.

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding debt balance	Weighted average interest rate
Debt maturing in:
2020	$100.0	3.5%
2021	5.6	5.9%
2022	5.0	6.3%
2023	4.8	6.3%
2024	503.4	5.5%
Thereafter	755.2	5.5%
Total	$1,374.0
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of resin for PET, HDPE and polycarbonate bottles, tea, green coffee and fuel. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities, as well as derivative financial instruments. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $32.0 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2019 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2019, and concluded that it was effective as of December 28, 2019.
The effectiveness of our internal control over financial reporting as of December 28, 2019 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy statement for the 2020 Annual Meeting of Shareowners, which is expected to be filed within 120 days after December 28, 2019 (the “2020 Proxy Statement”). The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.
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
The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers,” “The Human Resources and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” sections of our 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Public Accounting Firm” section of our 2020 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this report are as follows:
1. Financial Statements
The consolidated financial statements and accompanying report of a registered independent public accounting firm are listed in the Index to Consolidated Financial Statements and are filed as part of this report.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 28, 2019, December 29, 2018, and December 30, 2017.
3. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of July 24, 2017, by and among Cott Corporation, Refresco Group B.V., Refresco US Holdings Inc. and certain other parties thereto	8-K	2.1	7/26/2017	001-31410
3.1	Articles of Amalgamation of Cott Corporation, as amended					*
3.2	By-laws of Cott Corporation, as amended	8-A	3.2	5/4/2018	001-31410
4.1	Indenture, dated as of June 30, 2016, by and among Cott Finance Corporation, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent, governing the 5.50% Senior Notes due 2024	8-K	4.1	6/30/2016	001-31410
4.2	Form of 5.50% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.1)	8-K	4.1	6/30/2016	001-31410
4.3	Sixth Supplemental Indenture, dated as of April 16, 2018, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation and certain of its subsidiaries, including Crystal Rock Holdings, Inc. and Crystal Rock LLC, and BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent	10-Q	4.1	5/10/2018	001-31410
4.4	Seventh Supplemental Indenture, dated as of June 29, 2018, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation and John Farrer & Company (Kendal) Limited, and BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent	10-Q	4.1	8/7/2018	001-31410

4.5	Eighth Supplemental Indenture, dated as of November 16, 2018, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation and John Farrer & Company (Kendal) Limited, and BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent	10-K	4.9	2/27/2019	001-31410
4.6	Ninth Supplemental Indenture, dated as of January 15, 2019, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation, Amazon Springs Water Co. Ltd., Mountain Valley Holdings LLC, Mountain Valley Spring Company, LLC and Mountain Valley Logistics, LLC, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee	10-K	4.10	2/27/2019	001-31410
4.7	Tenth Supplemental Indenture, dated as of April 1, 2019, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation, Wallingford Holding, Inc. and Wallingford Coffee Mills Inc., and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee	10-Q	4.1	5/9/2019	001-31410
4.8	Indenture, dated as of March 22, 2017, by and among Cott Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent, governing the 5.500% Senior Notes due 2025	8-K	4.1	3/22/2017	001-31410
4.9	Form of 5.500% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.8)	8-K	4.1	3/22/2017	001-31410
4.10	Third Supplemental Indenture, dated as of April 16, 2018, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc. and certain of its subsidiaries, including Crystal Rock Holdings, Inc. and Crystal Rock LLC, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent	10-Q	4.2	5/10/2018	001-31410
4.11	Fourth Supplemental Indenture, dated as of June 29, 2018, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc. and John Farrer & Company (Kendal) Limited, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent	10-Q	4.2	8/7/2018	001-31410
4.12	Fifth Supplemental Indenture, dated as of November 16, 2018, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc., Amazon Springs Water Co. Ltd., Mountain Valley Holdings LLC, Mountain Valley Spring Company, LLC and Mountain Valley Logistics, LLC, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee	10-K	4.15	2/27/2019	001-31410

4.13	Sixth Supplemental Indenture, dated as of January 15, 2019, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc. and Cott Cayman, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee	10-K	4.16	2/27/2019	001-31410
4.14	Seventh Supplemental Indenture, dated as of April 1, 2019, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings, Inc., Wallingford Holding, Inc. and Wallingford Coffee Mills Inc., and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee	10-Q	4.2	5/19/2019	001-31410
4.15	Shareholder Rights Plan Agreement, dated as of May 1, 2018, between Cott Corporation and Computershare Investor Services Inc., as Rights Agent	8-K	4.1	5/4/2018	001-31410
4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*
10.1	Second Amendment and Restatement Agreement, dated as of January 30, 2018, to the Credit Agreement dated as of August 17, 2010, as amended, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC, DS Services of America, Inc. and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK security trustee, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto	8-K	10.1	2/2/2018	001-31410
10.2 (2)	Offer Letter Agreement with Jerry Fowden dated August 1, 2018	8-K	10.1	8/3/2018	001-31410
10.3 (2)	Extension of Offer Letter Agreement with Jerry Fowden dated December 10, 2019	8-K	10.1	12/11/2019	001-31410
10.4 (2)	Employment Offer Letter to Jay Wells dated January 14, 2012	10-Q	10.1	5/7/2012	001-31410
10.5 (2)	Offer Letter Agreement with Thomas Harrington dated August 1, 2018	8-K	10.2	8/3/2018	001-31410
10.6 (2)	Employment Offer Letter to Ron Hinson dated November 6, 2017	10-Q	10.1	11/9/2017	001-31410
10.7 (2)	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010	10-Q	10.1	5/12/2010	001-31410
10.8 (2)	Employment Offer Letter to Jason Ausher dated May 6, 2015	10-Q	10.2	8/5/2015	001-31410
10.9 (2)	Contract of Employment between Aimia Foods Limited and Steven Kitching dated February 14, 2019					*
10.10 (2)	Employment Offer Letter to William Jamieson, dated January 15, 2019	10-Q	10.1	5/9/2019	001-31410
10.11 (2)	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009	8-K	10.2	2/24/2009	001-31410
10.12 (2)	First Amendment to the Cott Corporation Severance and Non-Competition Plan, dated August 1, 2018	8-K	10.3	8/3/2018	001-31410

10.13 (2)	Amended and Restated Cott Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/28/2013	001-31410
10.14 (2)	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/26/2015	001-31410
10.15 (2)	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan	10-Q	10.3	8/9/2016	001-31410
10.16 (2)	Cott Corporation 2018 Equity Incentive Plan	DEF 14A	Appendix B	3/21/2018	001-31410
10.17 (2)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan	10-K	10.22	2/29/2016	001-31410
10.18 (2)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan	10-K	10.23	2/29/2016	001-31410
10.19 (2)	Form of Nonqualified Stock Option Agreement under the Amended and Restated Cott Corporation Equity Incentive Plan	10-K	10.24	2/29/2016	001-31410
21.1	List of Subsidiaries of Cott Corporation					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 28, 2019.					*
31.2	Certification of the Chief Financial and Administrative Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 28, 2019.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 28, 2019.					*
32.2	Certification of the Chief Financial and Administrative Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 28, 2019.					*
101
The following financial statements from Cott Corporation’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.
*
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).					*
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

/S/ THOMAS J HARRINGTON
Thomas J. Harrington
Chief Executive Officer
Date: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ THOMAS J HARRINGTON	/S/ BETTY JANE HESS
Thomas J. Harrington Chief Executive Officer, Director (Principal Executive Officer) Date: February 26, 2020	Betty Jane Hess Director Date: February 26, 2020
/S/ JAY WELLS	/S/GREGORY MONAHAN
Jay Wells Chief Financial and Administrative Officer (Principal Financial Officer) Date: February 26, 2020	Gregory Monahan Director Date: February 26, 2020
/S/ JASON AUSHER	/S/ MARIO PILOZZI
Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: February 26, 2020	Mario Pilozzi Director Date: February 26, 2020
/S/ JERRY FOWDEN	/S/ BRITTA BOMHARD
Jerry Fowden Executive Chairman, Director Date: February 26, 2020	Britta Bomhard Director Date: February 26, 2020
/S/ STEVEN STANBROOK	/S/ GRAHAM SAVAGE
Steven Stanbrook Director Date: February 26, 2020	Graham Savage Director Date: February 26, 2020
/S/ STEPHEN H. HALPERIN	/S/ ERIC ROSENFELD
Stephen H. Halperin Director Date: February 26, 2020	Eric Rosenfeld Director Date: February 26, 2020

COTT CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cott Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cott Corporation and its subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 28, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Analysis - Eden Reporting Unit
As described in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,175.7 million as of December 28, 2019, and the goodwill associated with the Eden reporting unit was $321.1 million. Management tests goodwill for impairment at least annually on the first day of the fourth quarter, or more frequently if management determines a triggering event has occurred during the year. The fair value of the Eden reporting unit was estimated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. Critical assumptions used in management’s valuation of the Eden reporting unit included the anticipated future cash flows, weighted-average terminal growth rate and discount rate. Anticipated future cash flows assumption reflects projected revenue growth rates, operating profit margins and capital expenditures.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Eden reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions, including revenue growth rates, operating profit margins, the discount rate, and weighted-average terminal growth rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value measurement of the reporting unit; evaluating the appropriateness of the discounted cash flow model and the guideline public company approach; testing the completeness, accuracy, and relevance of underlying data used in the discounted cash flow model; and evaluating the reasonableness of significant assumptions used by management, including revenue growth rates, operating profit margins, the discount rate, and weighted-average terminal growth rate. Evaluating management’s assumptions related to revenue growth rates and operating profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the discount rate and the weighted-average terminal growth rate.
/s/PricewaterhouseCoopers LLP
Tampa, Florida
February 26, 2020
We have served as the Company’s auditor since 2007.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions of U.S. dollars, except share and per share amounts)

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Revenue, net	$2,394.5	$2,372.9	$2,269.7
Cost of sales	1,166.7	1,197.3	1,142.0
Gross profit	1,227.8	1,175.6	1,127.7
Selling, general and administrative expenses	1,113.0	1,092.1	1,043.2
Loss on disposal of property, plant and equipment, net	7.5	9.4	10.2
Acquisition and integration expenses	16.9	15.3	30.4
Operating income	90.4	58.8	43.9
Other expense (income), net	2.8	(42.9)	(8.0)
Interest expense, net	78.2	77.6	85.5
Income (loss) from continuing operations before income taxes	9.4	24.1	(33.6)
Income tax expense (benefit)	9.5	(4.8)	(30.0)
Net (loss) income from continuing operations	$(0.1)	$28.9	$(3.6)
Net income from discontinued operations, net of income taxes (Note 3)	3.0	354.6	10.7
Net income	$2.9	$383.5	$7.1
Less: Net income attributable to non-controlling interests - discontinued operations	—	0.6	8.5
Net income (loss) attributable to Cott Corporation	$2.9	$382.9	$(1.4)
Net income (loss) per common share attributable to Cott Corporation
Basic:
Continuing operations	$—	$0.21	$(0.03)
Discontinued operations	$0.02	$2.54	$0.02
Net income (loss)	$0.02	$2.75	$(0.01)
Diluted:
Continuing operations	$—	$0.21	$(0.03)
Discontinued operations	$0.02	$2.50	$0.02
Net income (loss)	$0.02	$2.71	$(0.01)
Weighted average common shares outstanding (in thousands)
Basic	135,224	139,097	139,078
Diluted	135,224	141,436	139,078
The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$2.9	$383.5	$7.1
Other comprehensive income (loss):
Currency translation adjustment	13.6	(16.1)	27.2
Pension benefit plan, net of tax [1,2]	(1.3)	17.1	(2.4)
Gain (loss) on derivative instruments, net of tax [3]	20.9	(8.3)	(1.3)
Total other comprehensive income (loss)	33.2	(7.3)	23.5
Comprehensive income	$36.1	$376.2	$30.6
Less: Comprehensive income attributable to non-controlling interests	—	0.6	8.5
Comprehensive income attributable to Cott Corporation	$36.1	$375.6	$22.1
______________________

[1]	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on sale of discontinued operations for the year ended December 29, 2018.

[2]	Net of the effect of a $0.2 million tax benefit, $0.1 million tax expense and $0.6 million tax benefit for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

[3]	Net of the effect of $6.8 million tax expense and $2.5 million tax benefit for the years ended December 28, 2019 and December 29, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share amounts)

	December 28, 2019	December 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$205.5	$170.8
Accounts receivable, net of allowance of $9.1 ($9.6 as of December 29, 2018)	279.3	308.3
Inventories	122.5	129.6
Prepaid expenses and other current assets	35.0	27.2
Total current assets	642.3	635.9
Property, plant and equipment, net	647.8	624.7
Operating lease right-of-use-assets	203.1	—
Goodwill	1,175.7	1,143.9
Intangible assets, net	701.4	739.2
Deferred tax assets	—	0.1
Other long-term assets, net	20.6	31.7
Total assets	$3,390.9	$3,175.5
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$92.4	$89.0
Current maturities of long-term debt	7.4	3.0
Accounts payable and accrued liabilities	466.1	469.0
Current operating lease obligations	41.7	—
Total current liabilities	607.6	561.0
Long-term debt	1,260.2	1,250.2
Operating lease obligations	167.8	—
Deferred tax liabilities	127.4	124.3
Other long-term liabilities	61.7	69.6
Total liabilities	2,224.7	2,005.1
Commitments and contingencies - Note 20
Equity
Common shares, no par value - 134,803,211 shares issued (December 29, 2018 - 136,195,108 shares issued)	892.3	899.4
Additional paid-in-capital	77.4	73.9
Retained earnings	265.0	298.8
Accumulated other comprehensive loss	(68.5)	(101.7)
Total Cott Corporation equity	1,166.2	1,170.4
Total liabilities and equity	$3,390.9	$3,175.5

Approved by the Board of Directors:
/s/ Graham Savage
Director
The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities of continuing operations:
Net income	$2.9	$383.5	$7.1
Net income from discontinued operations, net of income taxes	3.0	354.6	10.7
Net (loss) income from continuing operations	(0.1)	28.9	(3.6)
Adjustments to reconcile net (loss) income from continuing operations to cash flows from operating activities:
Depreciation and amortization	192.8	194.6	188.6
Amortization of financing fees	3.5	3.5	1.9
Share-based compensation expense	12.4	17.3	17.5
Benefit for deferred income taxes	(2.1)	(6.7)	(33.9)
Gain on extinguishment of long-term debt	—	(7.1)	(1.5)
Loss (gain) on sale of business	6.0	(6.0)	—
Loss on disposal of property, plant and equipment, net	7.5	9.4	10.2
Other non-cash items	(2.2)	(3.0)	(3.5)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	15.1	(10.8)	(8.0)
Inventories	(7.5)	(0.5)	(2.0)
Prepaid expenses and other current assets	2.6	(4.0)	0.9
Other assets	1.7	(0.5)	2.1
Accounts payable and accrued liabilities and other liabilities	20.3	29.2	7.3
Net cash provided by operating activities from continuing operations	250.0	244.3	176.0
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(76.3)	(164.0)	(35.5)
Additions to property, plant and equipment	(114.6)	(130.8)	(121.3)
Additions to intangible assets	(10.9)	(13.2)	(5.6)
Proceeds from sale of property, plant and equipment and sale-leaseback	2.9	4.1	7.8
Proceeds from sale of business, net of cash sold	50.5	12.8	—
Proceeds from sale of equity securities	—	7.9	—
Other investing activities	0.6	0.5	1.0
Net cash used in investing activities from continuing operations	(147.8)	(282.7)	(153.6)
Cash flows from financing activities of continuing operations:
Payments of long-term debt	(5.6)	(264.5)	(101.5)
Issuance of long-term debt	—	2.7	750.0
Borrowings under ABL	75.1	98.4	—
Payments under ABL	(64.2)	(17.4)	—
Premiums and costs paid upon extinguishment of long-term debt	—	(12.5)	(7.7)
Issuance of common shares	1.2	6.4	3.5
Common shares repurchased and canceled	(31.8)	(74.9)	(3.8)
Financing fees	—	(1.5)	(11.1)

Dividends paid to common and preferred shareholders	(32.5)	(33.4)	(33.4)
Payment of contingent consideration for acquisitions	(0.3)	(2.8)	—
Other financing activities	(7.9)	2.9	0.5
Net cash (used in) provided by financing activities from continuing operations	(66.0)	(296.6)	596.5
Cash flows from discontinued operations:
Operating activities of discontinued operations	(3.2)	(97.6)	102.7
Investing activities of discontinued operations	—	1,225.5	(44.7)
Financing activities of discontinued operations	—	(769.7)	(643.4)
Net cash (used in) provided by discontinued operations	(3.2)	358.2	(585.4)
Effect of exchange rate changes on cash	1.7	(10.3)	6.3
Net increase in cash, cash equivalents and restricted cash	34.7	12.9	39.8
Cash and cash equivalents and restricted cash, beginning of year	170.8	157.9	118.1
Cash and cash equivalents and restricted cash, end of year	205.5	170.8	157.9
Cash and cash equivalents and restricted cash of discontinued operations, end of year	—	—	66.0
Cash and cash equivalents and restricted cash from continuing operations, end of year	$205.5	$170.8	$91.9
Supplemental Non-cash Investing and Financing Activities:
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$14.2	$11.6	$10.9
Accrued deferred financing fees	$—	$—	$0.6
Dividends payable issued through accounts payable and other accrued liabilities	$0.1	$0.3	$0.3
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$75.2	$68.9	$81.6
Cash paid for income taxes, net	$6.9	$9.6	$1.9
The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions of U.S. dollars, except share amounts)

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
Balance at December 31, 2016	138,591	$909.3	$54.2	$22.9	$(117.9)	$5.3	$873.8
Net (loss) income	—	—	—	(1.4)	—	8.5	7.1
Other comprehensive income, net of tax	—	—	—	—	23.5	—	23.5
Common shares dividends ($0.24 per common share)	—	—	—	(33.7)	—	—	(33.7)
Share-based compensation	—	—	22.9	—	—	—	22.9
Common shares repurchased and canceled	(277)	(3.8)	—	—	—	—	(3.8)
Common shares issued - Equity Incentive Plan	1,004	9.4	(7.7)	—	—	—	1.7
Common shares issued - Dividend Reinvestment Plan	34	0.5	—	—	—	—	0.5
Common shares issued - Employee Stock Purchase Plan	137	1.7	(0.3)	—	—	—	1.4
Distributions to non-controlling interests	—	—	—	—	—	(7.7)	(7.7)
Balance at December 30, 2017	139,489	$917.1	$69.1	$(12.2)	$(94.4)	$6.1	$885.7
Net income	—	—	—	382.9	—	0.6	383.5
Other comprehensive loss, net of tax	—	—	—	—	(7.3)	—	(7.3)
Common shares dividends ($0.24 per common share)	—	—	—	(33.7)	—	—	(33.7)
Share-based compensation	—	—	17.4	—	—	—	17.4
Common shares repurchased and canceled	(4,981)	(36.7)	—	(38.2)	—	—	(74.9)
Common shares issued - Equity Incentive Plan	1,581	17.4	(12.4)	—	—	—	5.0
Common shares issued - Dividend Reinvestment Plan	20	0.3	—	—	—	—	0.3
Common shares issued - Employee Stock Purchase Plan	86	1.3	(0.2)	—	—	—	1.1
Distributions to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Sale of subsidiary shares of non-controlling interests	—	—	—	—	—	(5.8)	(5.8)
Balance at December 29, 2018	136,195	$899.4	$73.9	$298.8	$(101.7)	$—	$1,170.4
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	10.5	—	—	10.5
Net income	—	—	—	2.9	—	—	2.9
Other comprehensive income, net of tax	—	—	—	—	33.2	—	33.2
Common shares dividends ($0.24 per common share)	—	—	—	(32.6)	—	—	(32.6)
Share-based compensation	—	—	12.4	—	—	—	12.4

Common shares repurchased and canceled	(2,270)	(17.2)	—	(14.6)	—	—	(31.8)
Common shares issued - Equity Incentive Plan	781	8.8	(8.7)	—	—	—	0.1
Common shares issued - Dividend Reinvestment Plan	3	—	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	94	1.3	(0.2)	—	—	—	1.1
Balance at December 28, 2019	134,803	$892.3	$77.4	$265.0	$(68.5)	$—	$1,166.2

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Description of Business
As used herein, “Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries. Cott is a water and filtration service company with a leading volume-based national presence in the North American and European home and office delivery industry for bottled water. Our platform reaches over 2.5 million customers or delivery points across North America and Europe and is supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, and small and large retailers.
Note 1—Summary of Significant Accounting Policies
Basis of presentation
These Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.
Our fiscal year is based on either a 52- or 53- week period ending on the Saturday closest to December 31. For the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, we had 52- weeks of activity. One of our subsidiaries uses a Gregorian calendar year-end which differs from the Company’s 52- or 53- week fiscal year-end. Differences arising from the use of the different fiscal year-ends were not deemed material for the fiscal years ended December 28, 2019, December 29, 2018 or December 30, 2017.
Basis of consolidation
The Consolidated Financial Statements include our accounts, our wholly-owned and majority-owned subsidiaries that we control. All intercompany transactions and accounts have been eliminated in consolidation.
Changes in presentation
Certain prior year amounts have been reclassified to conform to the current year presentation on the accompanying Consolidated Statements of Cash Flows. We reclassified amortization of senior notes premium and commodity hedging loss (gain), net to other non-cash items. These reclassifications had no effect on net cash provided by operating activities.
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
Discontinued operations
In July 2017, we entered into a Share Purchase Agreement with Refresco Group B.V., a Dutch company (“Refresco”), pursuant to which we sold to Refresco, on January 30, 2018, our carbonated soft drinks and juice businesses via the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our Royal Crown International finished goods export business (collectively, the “Traditional Business” and such transaction, the “Traditional Business Disposition”). The Traditional Business Disposition was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments resolved in December 2018 by the payment of $7.9 million from the Company to Refresco. The sale of the Traditional Business represented a strategic shift and had a major effect on our operations and, therefore, the Traditional Business is presented herein as discontinued operations. The Traditional Business excludes our Route Based Services and Coffee, Tea and Extract Solutions reporting segments, and our Cott Beverages LLC business.

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
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our Route Based Services and Coffee, Tea and Extract Solutions reporting segment branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A were $492.9 million, $473.8 million, and $440.8 million for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Selling, general and administrative expenses
We record all other expenses not charged to production as SG&A expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of SG&A expenses. Advertising costs are not significant to any reporting segment other than Route Based Services. Advertising costs expensed were approximately $23.8 million, $24.0 million, and $21.6 million for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

Share-based compensation
We have in effect equity incentive plans under which Time-based RSUs, Performance-based RSUs, non-qualified stock options and director share awards have been granted (as such terms are defined in Note 9 of the Consolidated Financial Statements). Share-based compensation expense for all share-based compensation awards is based on the grant-date fair value. We recognized these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years, and account for forfeitures when they occur. The fair value of the Company’s Time-based RSUs, Performance-based RSUs and director share awards are based on the closing market price of its common shares on the date of grant as stated on the NYSE. We estimate the fair value of non-qualified options as of the date of grant using the Black-Scholes option pricing model. This model considers, among other factors, the expected life of the award, the expected volatility of the Company’s share price, and expected dividends. The Company records share-based compensation expense in SG&A expenses.
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
The following table summarizes our goodwill on a reporting segment basis as of December 28, 2019 and December 29, 2018:

	Reporting Segment
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Total
Balance December 30, 2017	$982.4	$117.8	$4.5	$1,104.7
Goodwill acquired during the year	63.3	—	—	63.3
Adjustments	(3.0)	—	—	(3.0)
Foreign exchange	$(21.1)	$—	$—	$(21.1)
Balance December 29, 2018	1,021.6	117.8	4.5	1,143.9
Goodwill acquired during the year	35.3	10.4	—	45.7
Adjustments	(3.1)	—	—	(3.1)
Divestitures	—	—	(4.5)	(4.5)
Foreign exchange	(6.3)	—	—	(6.3)
Balance December 28, 2019	$1,047.5	$128.2	$—	$1,175.7
Cott operates through two operating segments: Route Based Services and Coffee, Tea and Extract Solutions. These two operating segments are also reportable segments. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our Route Based Services operating segment was determined to have five components: DSS, Mountain Valley, Aquaterra, Eden and Aimia. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). For the purpose of testing goodwill for impairment in 2019, we have determined our reporting units are DSSAqua, Mountain Valley, Eden, Aimia and S&D. DSSAqua, Mountain Valley, Eden and Aimia are components of the Route Based Services operating segment. S&D is a component of the Coffee, Tea and Extract Solutions operating segment.
We had goodwill of $1,175.7 million on our Consolidated Balance Sheet at December 28, 2019, which represents amounts for the DSSAqua, Mountain Valley, Eden, Aimia and S&D reporting units.

For purposes of the 2019 annual test, we elected to perform a qualitative assessment for our DSSAqua, Mountain Valley, Aimia and S&D reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the DSSAqua, Mountain Valley, Aimia and S&D reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment. Goodwill allocated to the DSSAqua, Mountain Valley, Aimia and S&D reporting units as of December 28, 2019 is $657.0 million, $16.0 million, $53.4 million and $128.2 million, respectively.
For the Eden reporting unit, we elected to bypass the qualitative assessment and performed a quantitative analysis due to a decline in 2019 actual versus projected operating results. We determined the fair value of the reporting unit being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of the reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our 2019 valuation of the Eden reporting unit included the anticipated future cash flows, weighted-average terminal growth rate of 1.5% and a discount rate of 8.5%. Anticipated future cash flows assumption reflects projected revenue growth rates, operating profit margins and capital expenditures. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair value of the Eden reporting unit exceeded its carrying value by approximately 4.2%. Therefore no goodwill impairment charges were recorded in the fourth quarter ended December 28, 2019. The Company performed a sensitivity analysis that noted that an increase in the discount rate of 50 basis points would have an adverse impact on the impairment testing result. Goodwill allocated to the Eden reporting unit as of December 28, 2019 is $321.1 million.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2019, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
Intangible assets
As of December 28, 2019, our intangible assets subject to amortization, net of accumulated amortization were $414.3 million, consisting principally of $367.6 million of customer relationships that arose from acquisitions, $25.6 million of software, and $11.2 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as a loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. In 2018, we recorded $10.0 million in customer relationships acquired with the Mountain Valley Acquisition (as defined in Note 5 to the Consolidated Financial Statements) and $8.4 million in customer relationships acquired with the Crystal Rock Acquisition (as defined in Note 5 to the Consolidated Financial Statements). We did not record impairment charges for other intangible assets in 2019, 2018 or 2017.

Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of DSS (the “DSS Trademarks”); trademarks acquired in the acquisition of Eden (the “Eden Trademarks”), trademarks acquired in the acquisition of Aquaterra (the “Aquaterra Trademarks”), trademarks acquired in the Mountain Valley Acquisition (the “Mountain Valley Trademarks”) and trademarks acquired in the Crystal Rock Acquisition (the “Crystal Rock Trademarks”). These assets have an aggregate net book value of $287.1 million as of December 28, 2019. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.
The life of the DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks are considered to be indefinite and therefore these intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible asset to its fair value and when the carrying amount is greater than the fair value, we recognize in income an impairment loss. During the fourth quarter of 2019, management concluded that it was more likely than not that the fair value of the DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were greater than their respective carrying value, indicating no impairment.
We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the DSS Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. We concluded that it was more likely than not that the fair value of the DSS Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were more than its carrying value and therefore we were not required to perform any additional testing.
To determine the fair value of the Eden Trademarks, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, the estimated fair value of the Eden Trademarks exceeded the carrying value by approximately 42.0%. If actual revenues in future periods are less than currently projected for the Eden Trademarks, these trademarks could be impaired.
Impairment and disposal of long-lived assets
When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss based on discounted cash flows in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. We did not record impairments of long-lived assets in 2019 or 2018. As part of normal business operations, we identify long-lived assets that are no longer productive and dispose of them. Losses on disposals of assets are presented separately in our Consolidated Statements of Operations as part of operating income. We recognized losses on disposal of property, plant and equipment, net of $7.5 million for the year ended December 28, 2019 ($9.4 million—December 29, 2018; $10.2 million—December 30, 2017).
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
The ultimate realization of the deferred tax assets, including net operating losses, is dependent upon the generation of future taxable income during the periods prior to their expiration. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax assets may not be recoverable, which may result in an increase to our valuation allowance that will impact current earnings.
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
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line in the accompanying Consolidated Statements of Operations, and we include accrued interest and penalties within the other long-term liabilities line in the accompanying Consolidated Balance Sheets.
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
Update ASU 2019-07 – Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates
In July 2019, the FASB amended and aligned its guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments in this update are effective immediately. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.

Recently issued accounting pronouncements
Update ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326), Update ASU 2019-05 – Financial Instruments—Credit Losses—Targeted Transition Relief (Topic 326) and Update ASU 2019-11 – Codification Improvements to Financial Instruments—Credit Losses (Topic 326)
In June 2016, the FASB amended its guidance to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The amended guidance also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. In May 2019, the FASB amended the original guidance by providing an option to irrevocably elect the fair value option for certain financial instruments previously measured at amortized cost basis. In November 2019, the FASB provided additional guidance around how to report expected recoveries. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applied using a prospective or modified retrospective transition method, depending on the area covered in this update. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
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
Update ASU 2019-04 – Codification Improvements to Topic 326—Financial Instruments—Credit Losses, Topic 815—Derivative and Hedging, and Topic 825—Financial Instruments
In April 2019, the FASB amended its guidance to clarify and provide narrow-scope amendments for these three recent standards related to financial instruments accounting. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a prospective or modified retrospective transition method, depending on the area covered in this update. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
Update ASU 2019-12 – Income Taxes—Simplifying the Accounting for Income Taxes (Topic 740)
In December 2019, the FASB amended its guidance to remove certain exceptions to the general principles in Topic 740 and improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.

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
The components of lease expense for the year ended December 28, 2019 were as follows:

For the Year Ended
(in millions of U.S. dollars)	December 28, 2019
Operating lease cost	$54.7
Short-term lease cost	5.0
Finance lease cost
Amortization of right-of-use assets	$5.0
Interest on lease liabilities	1.3
Total finance lease cost	$6.3
Sublease income	$0.8

Supplemental cash flow information related to leases for the year ended December 28, 2019 was as follows:

For the Year Ended
(in millions of U.S. dollars)	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	54.0
Operating cash flows from finance leases	1.2
Financing cash flows from finance leases	4.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	28.9
Finance leases	30.6

Supplemental balance sheet information related to leases was as follows:

(in millions of U.S. dollars, except lease term and discount rate)	December 28, 2019
Operating leases
Operating lease right-of-use assets	$203.1
Current operating lease obligations	41.7
Operating lease obligations	167.8
Total operating lease obligations	$209.5

Financing leases
Property, plant and equipment, net	$31.9
Current maturities of long-term debt	6.3
Long-term debt	24.6
Total finance lease obligations	$30.9

Weighted Average Remaining Lease Term
Operating leases	7.8 years
Finance leases	5.9 years

Weighted Average Discount Rate
Operating leases	6.1%
Finance leases	6.0%

Maturities of lease obligations as of December 28, 2019 were as follows:

(in millions of U.S. dollars)	Operating Leases	Finance Leases
2020	$53.9	$7.5
2021	42.9	6.4
2022	32.9	5.9
2023	27.7	5.6
2024	22.3	4.8
Thereafter	95.9	6.4
Total lease payments	275.6	36.6
Less imputed interest	(66.1)	(5.7)
Present value of lease obligations	$209.5	$30.9

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

Total rent expense under operating leases was $63.2 million and $54.3 million for the year ended December 29, 2018 and December 30, 2017, respectively, which is net of sublease income of $0.9 million for the year ended December 29, 2018.

Capital Leases
As of December 29, 2018, we had capital lease assets and accumulated depreciation of $6.7 million and $1.0 million, respectively, which were included in property, plant and equipment, net on the Consolidated Balance Sheet.
In addition, as of December 29, 2018, the future minimum payments required under capital leases over their remaining terms are summarized below:

(in millions of U.S. dollars)	Capital Leases
2019	$1.9
2020	1.4
2021	0.7
2022	0.5
2023	0.4
Thereafter	0.1

Note 3—Discontinued Operations
On January 30, 2018, the Company completed the sale of the Traditional Business to Refresco. The Traditional Business Disposition was structured as a sale of the assets of the Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after the Company completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments, resolved in December 2018 by the payment of $7.9 million from the Company to Refresco. As of December 28, 2019 and December 29, 2018, $12.4 million and $12.5 million of the total sale proceeds are being held in escrow by a third-party escrow agent to secure potential indemnification claims. These funds are included in cash and cash equivalents on the Consolidated Balance Sheets.
In connection with the Traditional Business Disposition, the Company and Refresco entered into a Transition Services Agreement pursuant to which the Company and Refresco provide certain services to each other for various service periods, with the longest service period being 18 months, including tax and accounting services, certain human resources services, communications systems and support, and insurance/risk management. Each party is compensated for services rendered as set forth in the Transition Services Agreement. Each service period may be extended as set forth in the Transition Services Agreement, up to a maximum extension of 180 days. All service periods under the Transition Services Agreement have expired.
In addition, the Company and Refresco entered into certain Co-pack Manufacturing Agreements pursuant to which the Company and Refresco manufacture and supply certain beverage products for each other and a Concentrate Supply Agreement pursuant to which the Company supplies concentrates to Refresco. Each party will be compensated for the products they supply as set forth in the applicable agreement. The Co-pack Manufacturing Agreements have a term of 36 months, and the Concentrate Supply Agreement had the same term as that of the Transition Services Agreement, which has since expired by its terms.
For the year ended December 28, 2019, the Company paid Refresco $0.7 million for the contract manufacture of beverage products and reimbursed Refresco $0.7 million for various operational expenses that were paid by Refresco on its behalf. For the year ended December 28, 2019, Refresco paid the Company $7.2 million for the contract manufacture of beverage products.

The major components of net income (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
(in millions of U.S. dollars)
Revenue, net	$—	$111.2	$1,637.1
Cost of sales	—	98.4	1,428.4
Operating income from discontinued operations	—	2.0	49.9
Gain on sale of discontinued operations	—	427.9	—
Income (loss) from discontinued operations, before income taxes	—	402.5	(20.5)
Income tax (benefit) expense [1]	(3.0)	47.9	(31.2)
Net income from discontinued operations, net of income taxes	3.0	354.6	10.7
Less: Net income attributable to non-controlling interests	—	0.6	8.5
Net income attributable to Cott Corporation – discontinued operations [2]	$3.0	$354.0	$2.2
______________________

[1]
The Traditional Business Disposition resulted in a taxable gain on sale in the U.S., which utilized a significant portion of the existing U.S. net operating loss carryforwards. As a result, the Company is in a net deferred tax liability position in the U.S. and thus a tax benefit of approximately $35.1 million related to a release of the U.S. valuation allowance was recorded in 2018 and is offsetting the overall income tax expense related to discontinued operations. The Traditional Business Disposition resulted in a non-taxable gain on sale in the United Kingdom. No tax benefit resulted from the Traditional Business Disposition related to the taxable loss on sale in Canada due to the Company's valuation allowance position. During 2019, $3.0 million of tax benefit was recorded related to the finalization of the U.S. tax gain calculation.

[2]
Net income attributable to Cott Corporation - discontinued operations is inclusive of interest expense on short-term borrowings and debt required to be repaid or extinguished as part of divestiture of $3.4 million for the year ended December 29, 2018 (December 30, 2017 - $49.5 million).

Cash flows from discontinued operations included borrowings and payments under the ABL facility of $262.4 million and $482.8 million, respectively, for the year ended December 29, 2018, and $3,004.1 million and $2,990.7 million, respectively, for the year ended December 30, 2017.

Note 4—Revenue
Our principal source of revenue is from bottled water delivery to residential and business customers primarily in North America and Europe, and the manufacture and distribution of coffee, tea and extracts to institutional and commercial customers in the United States for the years ended December 28, 2019, December 29, 2018 and December 30, 2017. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.

Contract Estimates
The nature of certain of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which the Company historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $10.0 million and $10.5 million at December 28, 2019 and December 29, 2018, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from the Company’s customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at December 28, 2019 and December 29, 2018 were $23.7 million and $22.0 million, respectively. The amount of revenue recognized for the year ended December 28, 2019 that was included in the December 29, 2018 deferred revenue balance was $21.7 million.
The Company does not have any material contract assets as of December 28, 2019.
Disaggregated Revenue
In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2019	December 29, 2018	December 30, 2017
United States	$1,801.7	$1,786.9	$1,709.0
United Kingdom	172.0	173.2	160.0
Canada	67.4	64.1	61.8
All other countries	353.4	348.7	338.9
Total [1]	$2,394.5	$2,372.9	$2,269.7
______________________
1     Prior-period amounts are not adjusted under the modified-retrospective method of adoption.

Note 5—Acquisitions
Mountain Valley Acquisition
In October 2018, DSS, a wholly-owned subsidiary of Cott, acquired Mountain Valley, a growing American brand of spring and sparkling bottled water delivered to homes and offices throughout the United States (the “Mountain Valley Acquisition”). The initial purchase price paid by DSS in the Mountain Valley Acquisition was $80.4 million on a debt and cash free basis. The post-closing working capital adjustment was resolved in February 2019 by the payment of $0.4 million by the former owners of Mountain Valley to DSS. The Mountain Valley Acquisition was funded through a combination of incremental borrowings under the Company’s ABL facility and cash on hand.
The total consideration paid by DSS in the Mountain Valley Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$62.5
Cash paid on behalf of sellers for sellers’ transaction expenses	1.8
Cash paid to retire outstanding debt on behalf of sellers	16.1
Working capital settlement	(0.4)
Total consideration	$80.0

The Mountain Valley Acquisition supported the Company’s strategy to expand the Company’s existing home and office bottled water category into premium spring, sparkling and flavored water. The Company has accounted for this transaction as a business combination which requires that assets acquired and liabilities assumed be measured at their acquisition date fair values.
The adjusted purchase price of $80.0 million has been allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. The excess of the adjusted purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments recorded during the year ended December 28, 2019 included adjustments to property, plant and equipment and intangible assets based on final valuations of such assets, as well as the assumed customer bottle deposit liability based on a review by management. These measurement period adjustments did not have a material effect on our results of operations in prior periods.
The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$8.2	$—	$8.2
Accounts receivable	4.2	—	4.2
Inventory	2.3	—	2.3
Prepaid expenses and other assets	0.2	—	0.2
Property, plant and equipment	38.5	3.0	41.5
Goodwill	20.5	(4.5)	16.0
Intangible assets	25.8	2.6	28.4
Accounts payable and accrued liabilities	(19.3)	(1.5)	(20.8)
Total	$80.4	(0.4)	80.0

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

Crystal Rock Acquisition
In March 2018, the Company completed the acquisition of Crystal Rock Holdings, Inc., a direct-to-consumer home and office water, coffee and filtration business serving customers throughout New York and New England (“Crystal Rock”). The transaction was structured as a merger following a cash tender offer for all outstanding shares of Crystal Rock, with Crystal Rock becoming a wholly-owned indirect subsidiary of the Company (the “Crystal Rock Acquisition”). The aggregate consideration paid was $37.7 million and includes the purchase price paid to the Crystal Rock shareholders of $20.7 million, $0.8 million in costs paid on behalf of the sellers for the seller’s transaction costs and $16.2 million of assumed debt and accrued interest obligations of Crystal Rock that was paid by the Company.
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
The purchase price of $21.5 million, net of debt, has been allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The measurement period adjustment recorded during the year ended December 28, 2019 was an adjustment to deferred taxes based on analysis of certain tax positions. This measurement period adjustment did not have a material effect on our results of operations in prior periods.
The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustment recorded and the final purchase price allocation of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$1.6	$—	$1.6
Accounts receivable	6.4	—	6.4
Inventory	2.2	—	2.2
Prepaid expenses and other current assets	2.2	—	2.2
Property, plant and equipment	8.9	—	8.9
Goodwill	13.7	0.5	14.2
Intangible assets	12.6	—	12.6
Other assets	0.1	—	0.1
Short-term borrowings	(4.1)	—	(4.1)
Current maturities of long-term debt	(1.6)	—	(1.6)
Accounts payable and accrued liabilities	(6.7)	—	(6.7)
Long-term debt	(10.4)	—	(10.4)
Deferred tax liabilities	(2.5)	(0.5)	(3.0)
Other long-term liabilities	(0.9)	—	(0.9)
Total	$21.5	$—	$21.5

The amount of revenues related to the Crystal Rock Acquisition included in the Company’s Consolidated Statement of Operations for the period from the acquisition date through December 29, 2018 was $42.3 million. During the year ended December 29, 2018, the Company incurred $3.6 million of acquisition-related costs associated with the Crystal Rock Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations for the year ended December 29, 2018. During the second quarter of 2018, Crystal Rock was integrated within our DSS business, therefore it is impracticable to determine the amount of net income related to the Crystal Rock Acquisition included in the Company’s Statement of Operations for the period from the acquisition date through December 29, 2018.

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
Mountain Valley Acquisition
The following table sets forth the components of identified intangible assets associated with the Mountain Valley Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Weighted Average Estimated Useful Life
Customer relationships	$10.0	20 years
Trademarks and trade names	18.4	Indefinite
Total	$28.4

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

Note 6—Other Expense (Income), Net
The following table summarizes other expense (income), net for the years ended December 28, 2019, December 29, 2018 and December 30, 2017:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2019	December 29, 2018	December 30, 2017
Foreign exchange losses (gains), net	$0.9	$(7.1)	$(1.7)
Proceeds from legal settlements	—	(14.9)	—
Loss (gain) on sale of business	6.0	(6.0)	—
Transition services agreement service income	(0.3)	(2.6)	—
Pension curtailment gain	—	—	(4.5)
Gain on extinguishment of long-term debt	—	(7.1)	(1.5)
Other gains, net	(3.8)	(5.2)	(0.3)
Total	$2.8	$(42.9)	$(8.0)

Note 7—Interest Expense, Net
The following table summarizes interest expense, net for the years ended December 28, 2019, December 29, 2018 and December 30, 2017:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2019	December 29, 2018	December 30, 2017
Interest on long-term debt	$69.5	$72.2	$83.1
Interest on short-term debt	4.8	—	—
Other interest expense, net	3.9	5.4	2.4
Total	$78.2	$77.6	$85.5

Note 8—Income Taxes
Provision (Benefit) for Income Taxes
Income (loss) from continuing operations, before income taxes consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2019	December 29, 2018	December 30, 2017
Canada	$(57.0)	$(26.1)	$(29.1)
Outside Canada	66.4	50.2	(4.5)
Income (loss) from continuing operations, before income taxes	$9.4	$24.1	$(33.6)

Income tax expense (benefit) consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2019	December 29, 2018	December 30, 2017
Current
Canada	$(0.2)	—	$—
Outside Canada	12.6	2.3	3.9
	$12.4	$2.3	$3.9
Deferred
Canada	$(1.0)	$(5.6)	$—
Outside Canada	(1.9)	(1.5)	(33.9)
	$(2.9)	$(7.1)	$(33.9)
Income tax expense (benefit)	$9.5	$(4.8)	$(30.0)

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2019	December 29, 2018	December 30, 2017
Income tax expense (benefit) based on Canadian statutory rates	$2.5	$6.4	$(8.7)
Foreign tax rate differential	(11.1)	(2.6)	(1.3)
Local taxes	2.1	0.5	(0.2)
Nontaxable interest income	(8.4)	(9.8)	(11.3)
Impact of intercompany transactions and dividends	12.2	1.0	(9.2)
Nontaxable capital gains	—	—	(3.7)
Income tax credits	(0.5)	—	—
Change in enacted tax rates	(0.1)	3.4	(32.7)
Change in valuation allowance	19.7	(4.2)	45.8
Change in uncertain tax positions	0.3	(3.4)	(2.4)
Equity compensation	1.5	1.5	1.1
Permanent differences	1.6	1.1	(0.6)
Outside basis differences on discontinued operations	—	—	(3.8)
Adjustments to deferred taxes	(10.4)	0.7	(3.4)
Other items	0.1	0.6	0.4
Income tax expense (benefit)	$9.5	$(4.8)	$(30.0)

Deferred Tax Assets and Liabilities
Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	December 28, 2019	December 29, 2018
Deferred tax assets
Net operating loss carryforwards	$134.2	$109.8
Capital loss carryforwards	12.0	13.1
Liabilities and reserves	28.2	25.0
Stock options	8.2	8.1
Inventories	4.0	3.8
Interest expense	11.3	12.2
Derivatives [1]	—	2.8
Right of use lease obligations	49.1	—
Other [1]	—	3.9
	247.0	178.7
Deferred tax liabilities
Property, plant and equipment	(76.3)	(65.7)
Intangible assets	(125.1)	(139.2)
Right of use assets	(47.6)	—
Derivatives	(3.9)	—
Other	(1.2)	—
	(254.1)	(204.9)
Valuation allowance	(120.3)	(98.0)
Net deferred tax liability	$(127.4)	$(124.2)

______________________

[1]	Derivatives prior year amounts have been reclassified from other to conform to the current year presentation.
As of December 28, 2019, we have outside tax basis differences, including undistributed earnings, in our foreign subsidiaries. For 2019, deferred taxes have not been recorded on the undistributed earnings because the foreign subsidiaries have the ability to repatriate funds to its parent company tax-efficiently or the undistributed earnings are indefinitely reinvested under the accounting guidance. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our subsidiaries. It is not practicable to determine the excess book basis over outside tax basis in the shares or the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. We repatriated earnings of $75.1 million and $83.1 million to Canada in 2019 and 2018, respectively, incurring no tax expense.
As of December 28, 2019, we have operating loss carryforwards totaling $516.0 million, capital loss carryforwards totaling $44.8 million, and tax credit carryforwards totaling $1.7 million. The operating loss carryforward amount was attributable to Canadian operating loss carryforwards of $213.4 million that will expire from 2027 to 2039; U.S. federal and state operating loss carryforwards of $120.6 million and $11.1 million, respectively, that will expire from 2020 to 2039; Dutch operating loss carryforwards of $115.9 million that will expire from 2020 to 2025; and various other operating loss carryforwards of $55.0 million that will expire from 2020 to 2039.
The capital loss carryforward is attributable to Canadian capital losses of $39.2 million and Israeli capital losses of $5.6 million, all with indefinite lives. The tax credit carryforward of $1.7 million will expire from 2020 to 2022.

In general, under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a U.S. corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income. Therefore, current or future changes in our Canadian stock ownership, many of which are outside of our control, could result in a U.S. ownership change under Section 382 and 383 of the Code. If we undergo a U.S. ownership change, our ability to utilize U.S. federal or state NOLs or tax credits could be limited. We monitor changes in our ownership on an ongoing basis and do not believe we had a change of control limitation as of December 28, 2019.
We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to recent cumulative losses, it was determined that it is more likely than not we will not realize the benefit of net operating loss carryforwards and other net deferred assets in Canada, and certain jurisdictions within the Eden business. The balance of the valuation allowance was $120.3 million and $98.0 million for the years ended December 28, 2019 and December 29, 2018, respectively. The valuation allowance increase in 2019 was primarily related to losses generated in tax jurisdictions with existing valuation allowances.
Additionally, we have determined that it is more likely than not that the benefit from our capital losses in Canada and Israel will not be realized in the future due to the uncertainty regarding potential future capital gains in the jurisdiction. In recognition of this risk, we have provided a valuation allowance of $12.0 million on our capital losses.
The Tax Act enacted new Section 163(j) interest expense limitation rules on December 22, 2017. On November 26, 2018, the U.S. Department of the Treasury released proposed regulations to provide interpretative guidance for the new Section 163(j) rules, with early adoption permitted. We have not adopted the proposed regulations. If the proposed regulations are finalized as currently written, they could have a material impact to our consolidated financial statements in the year in which they are finalized.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2019	December 29, 2018	December 30, 2017
Unrecognized tax benefits at beginning of year	$15.5	$16.2	$28.6
Additions based on tax positions taken during a prior period	5.0	1.3	0.2
Reductions based on tax positions taken during a prior period	(1.9)	(0.1)	(6.3)
Settlement on tax positions taken during a prior period	—	—	(1.0)
Tax rate change	—	(0.1)	(4.5)
Lapse in statute of limitations	(2.9)	(4.3)	(3.2)
Additions based on tax positions taken during the current period	1.7	3.0	1.7
Cash payments	(0.2)	—	—
Foreign exchange	0.1	(0.5)	0.7
Unrecognized tax benefits at end of year	$17.3	$15.5	$16.2

As of December 28, 2019, we had $17.3 million of unrecognized tax benefits, a net increase of $1.8 million from $15.5 million as of December 29, 2018. If we recognized our tax positions, approximately $11.4 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.7 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recovered nil of interest and penalties during the years ended December 28, 2019, December 29, 2018 and December 30, 2017. The amount of interest and penalties recognized in the Consolidated Balance Sheets for 2019 and 2018 were a liability of $1.0 million and $0.6 million, respectively.

Years through 2009 have been audited by the U.S. Internal Revenue Service, though the statutes are still open back to 2008 due to certain net operating loss carryforwards. Years prior to 2014 are closed to audit by U.S. state jurisdictions. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax year 2014. Years prior to 2014 are closed to audit by the CRA. We are currently under audit in Israel for the 2013 to 2017 tax years, the United Kingdom for the 2016 and 2017 tax years, and Poland for the 2014 tax year.

Note 9—Share-Based Compensation
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
Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are canceled or settled without the issuance of shares return to the pool of shares available for issuance under the Equity Plans. As of December 28, 2019, there were 670,280 shares available for future issuance under the Amended and Restated Equity Plan, and 8,000,000 shares available for future issuance under the 2018 Equity Plan.
The table below summarizes the share-based compensation expense for the years ended December 28, 2019, December 29, 2018, and December 30, 2017. Share-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Operations. As referenced below: (i) “Performance-based RSUs” represent restricted share units with performance-based vesting, (ii) “Time-based RSUs” represent restricted share units with time-based vesting, (iii) “Stock options” represent non-qualified stock options, (iv) “Director share awards” represent common shares issued in consideration of the annual board retainer fee to non-management members of our Board of Directors, and (v) the “ESPP” represents the Cott Corporation Employee Share Purchase Plan, under which common shares are issued to eligible employees at a discount through payroll deductions.

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2019	December 29, 2018	December 30, 2017
Stock options	$3.3	$5.3	$5.5
Performance-based RSUs	5.7	7.0	12.0
Time-based RSUs	2.1	3.8	4.2
Director share awards	1.1	1.0	1.1
Employee Share Purchase Plan	0.2	0.3	0.1
Total [1]	$12.4	$17.4	$22.9
______________________

[1]
Includes $0.1 million and $5.4 million of share-based compensation expense from our discontinued operations, which were included in net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations for the years ended December 29, 2018 and December 30, 2017, respectively.

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
During the third quarter of 2017, in connection with the sale of the Traditional Business and upon a determination by the HRCC, outstanding awards granted to Traditional Business employees vested as follows: outstanding time-based RSUs vested in full, outstanding unvested stock options vested in full (and remain exercisable for three years from the date of closing of the Traditional Business Disposition), and outstanding performance-based RSUs vested in full, assuming achievement of the applicable pre-tax income level at the “target” level. As a result, an additional $1.2 million of expense was recorded for the year ended December 30, 2017 and included in net income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations.
The tax benefit recognized related to share-based compensation expense for the fiscal year ended December 28, 2019 was $0.6 million (December 29, 2018 - $0.9 million; December 30, 2017 - $0.5 million).
As of December 28, 2019, the unrecognized share-based compensation expense and weighted average years over which we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of December 28, 2019	Weighted average years expected to recognize compensation
Stock options	$5.3	2.1
Performance-based RSUs	6.9	2.4
Time-based RSUs	3.9	2.1
Total	$16.1

Stock Options
During 2019, 2018 and 2017 approximately 1,138,000, 1,182,400, and 734,500 options were granted to certain employees under the Amended and Restated Equity Plan at a weighted-average exercise price of $13.68, $14.67, and $17.50 per share, respectively. The weighted-average grant date fair value of the options was estimated to be $3.42, $3.87, and $4.82 per share in 2019, 2018 and 2017, respectively, using the Black-Scholes option pricing model. The contractual term of an option granted is fixed by the Amended and Restated Equity Plan and cannot exceed ten years from the grant date.
The grant date fair value of each option granted during 2019, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Risk-free interest rate	1.8%	2.8%	2.3%
Average expected life (years)	6.0	5.6	6.0
Expected volatility	29.0%	28.8%	29.2%
Expected dividend yield	1.8%	1.6%	1.4%

The following table summarizes the activity for Company stock options:

	Stock Options (in thousands)	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	4,474	$10.32	8.8	$5,623.3
Granted	734	17.50
Exercised	(169)	9.21		1,092.9
Forfeited or expired	(33)	10.28
Outstanding at December 30, 2017	5,006	$11.41	8.1	$26,952.3
Granted	1,182	14.67
Exercised	(734)	10.04		4,408.1
Forfeited or expired	(8)	10.64
Outstanding at December 29, 2018	5,446	$12.30	7.3	$11,993.0
Granted	1,138	13.68
Exercised	(91)	10.47		389.1
Forfeited or expired	—	—
Outstanding at December 28, 2019	6,493	$12.57	6.9	$11,045.4
Exercisable at December 28, 2019	4,336	$11.64	5.8	$11,018.6
Vested or expected to vest at December 28, 2019	6,493	$12.57	6.9	$11,045.4

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on the New York Stock Exchange on December 27, 2019, which was $13.45 (December 28, 2018—$13.66; December 29, 2017—$16.66), and the exercise price, multiplied by the number of in-the-money stock options as of the same date.
Stock options granted during the year ended December 28, 2019 vest in three equal annual installments on the first, second and third anniversaries of the date of grant.
The total amount of cash received from the exercise of stock options was not material during the fiscal year ended December 28, 2019. The total amount of cash received from the exercise of stock options was $5.0 million during the fiscal year ended December 29, 2018 with an associated tax benefit of $0.2 million realized. The total amount of cash received from the exercise of stock options was $1.6 million during the fiscal year ended December 30, 2017 with no associated tax benefit realized. The total fair value of options that vested during the year ended December 28, 2019 was $19.0 million (December 29, 2018 — $16.8 million; December 30, 2017 — $16.4 million).
Other Awards
In 2019, we granted 74,238 common shares to the non-management members of our Board of Directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $1.1 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

Additionally, in 2019, we granted 284,591 Performance-based RSUs, which vest on the last day of our 2022 fiscal year. The number of shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the awards granted. The Performance-based RSUs vest primarily on the Company’s achievement of a specified level of cumulative pre-tax income for the applicable performance period. The number of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the vesting period. The Company also granted 216,057 Time-based RSUs, which vest over three years in equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.

	Number of Performance-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at December 31, 2016	3,063	$9.89	800	$11.10
Awarded	235	17.06	135	17.50
Awarded in connection with modification	64	11.32	—	—
Issued	(320)	8.00	(409)	10.55
Forfeited	(143)	15.18	(24)	12.28
Balance at December 30, 2017	2,899	$9.15	502	$13.14
Awarded	312	14.67	208	14.67
Awarded in connection with modification	246	9.21	—	—
Issued	(686)	9.32	(269)	13.07
Forfeited	(1,106)	6.55	(14)	13.24
Outstanding at December 29, 2018	1,665	$13.90	427	$14.23
Awarded	285	13.69	216	13.69
Awarded in connection with modification	190	11.22	—	—
Issued	(441)	11.30	(239)	13.38
Forfeited	(100)	12.33	(7)	14.89
Outstanding at December 28, 2019	1,599	$14.36	397	$14.43
Vested or expected to vest at December 28, 2019	1,594	$13.30	397	$14.43

The total fair value of Performance-based RSUs vested and issued during the years ended December 28, 2019, December 29, 2018 and December 30, 2017 were $5.0 million, $6.4 million and $2.6 million. The total fair value of Time-based RSUs vested and issued during the years ended December 28, 2019, December 29, 2018, and December 30, 2017 were $3.2 million, $3.5 million, and $4.3 million.
Employee Share Purchase Plan
The Company has maintained the Cott Corporation Employee Share Purchase Plan (the “ESPP”) since 2015. The ESPP qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 3,000,000 shares of Cott common shares through payroll deductions. Eligible employees who choose to participate may purchase Cott common shares at 90% of market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Cott common shares. The Company recognized $0.2 million, $0.3 million and $0.1 million of share-based compensation expense in SG&A expenses in the Consolidated Statement of Operations for 2019, 2018 and 2017, respectively. At December 28, 2019, 2,581,340 shares remained available for issuance under the ESPP.

Note 10—Common Shares and Net Income (Loss) per Common Share
Common Shares

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
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of Cott’s outstanding common shares over a 12-month period commencing on December 14, 2018 (the “Second Repurchase Plan”). Since that date, for the years ended December 28, 2019 and December 29, 2018, we repurchased 2,006,789 and 1,590,088 common shares for approximately $27.8 million and $22.2 million, respectively, through open market transactions under the Second Repurchase Plan. Shares purchased under the Second Repurchase Plan were subsequently canceled. During the second quarter of 2019, we utilized all funds under the Second Repurchase Plan.
On December 11, 2019, our Board of Directors approved a new share repurchase program for up to $50.0 million of Cott’s outstanding common shares over a 12-month period (the “New Repurchase Plan”). We made no repurchases of our common shares under the New Repurchase Plan during 2019.
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

Set forth below is a reconciliation of the numerator and denominator for the diluted net income (loss) per common share computations for the periods indicated:

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Numerator (in millions):
Net income (loss) attributable to Cott Corporation
Continuing operations	$(0.1)	$28.9	$(3.6)
Discontinued operations	3.0	354.0	2.2
Net income (loss)	2.9	382.9	(1.4)
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	135,224	139,097	139,078
Basic Earnings Per Share:
Continuing operations	—	0.21	(0.03)
Discontinued operations	0.02	2.54	0.02
Net income (loss)	0.02	2.75	(0.01)
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	135,224	139,097	139,078
Dilutive effect of Stock Options	—	1,199	—
Dilutive effect of Performance based RSUs	—	900	—
Dilutive effect of Time-based RSUs	—	240	—
Weighted average common shares outstanding - diluted	135,224	141,436	139,078
Diluted Earnings Per Share:
Continued operations	—	0.21	(0.03)
Discontinued operations	0.02	2.50	0.02
Net income (loss)	0.02	2.71	(0.01)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Year Ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Stock options	6,493	2,095	5,006
Performance-based RSUs [1]	1,594	564	2,235
Time-based RSUs [2]	397	148	493
______________________

[1]	Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of pre-tax income for these awards.

[2]	Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.

Note 11—Segment Reporting
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
During the first quarter of 2019, we reviewed and realigned our reporting segments to reflect how the business will be managed and the results will be reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, we realigned our three reporting segments as follows: Route Based Services (which includes our DSS, Aquaterra, Mountain Valley, Eden and Aimia businesses); Coffee, Tea and Extract Solutions (which includes our S&D business); and All Other (which includes miscellaneous expenses and our Cott Beverages LLC business, which was sold in the first quarter of 2019). Our segment reporting results have been recast to reflect these changes for all periods presented.

	December 28, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net [1]	$1,788.2	$605.0	$7.2	$(5.9)	$2,394.5
Depreciation and amortization	168.3	24.2	0.3	—	192.8
Operating income (loss)	115.8	15.4	(40.8)	—	90.4
Property, plant and equipment, net	557.0	89.7	1.1	—	647.8
Goodwill	1,047.5	128.2	—	—	1,175.7
Intangible assets, net	596.0	104.4	1.0	—	701.4
Total segment assets [2]	2,816.1	526.5	48.3	—	3,390.9
Additions to property, plant and equipment	100.9	13.3	0.4	—	114.6
______________________

[1]	Intersegment revenue between the Coffee, Tea and Extract Solutions and the Route Based Services reporting segments was $5.9 million for the year ended December 28, 2019.

[2]	Excludes intersegment receivables, investments and notes receivable.

	December 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net [1]	$1,710.3	$587.6	$80.7	$(5.7)	$2,372.9
Depreciation and amortization	170.7	22.9	1.0	—	194.6
Operating income (loss)	89.9	16.1	(47.2)	—	58.8
Property, plant and equipment, net	530.7	88.3	5.7	—	624.7
Goodwill	1,021.6	117.8	4.5	—	1,143.9
Intangible assets, net	608.3	103.2	27.7	—	739.2
Total segment assets [2]	2,578.3	464.8	132.4	—	3,175.5
Additions to property, plant and equipment	112.3	16.0	2.5	—	130.8
______________________

[1]
Intersegment revenue between the Coffee, Tea and Extract Solutions and the Route Based Services reporting segments was $5.7 million for the year ended December 29, 2018. All Other includes $4.2 million of related party concentrate sales to discontinued operations for the year ended December 29, 2018.

[2]	Excludes intersegment receivables, investments and notes receivable.

	December 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net [1]	$1,599.6	$602.2	$67.9	$—	2,269.7
Depreciation and amortization	164.9	22.7	1.0	—	188.6
Operating income (loss) [2]	79.7	15.9	(51.7)	—	43.9
Additions to property, plant and equipment	100.8	19.0	1.5	—	121.3
______________________

[1]	All Other includes $41.1 million of related party concentrate sales to discontinued operations for the year ended December 30, 2017.

[2]
Operating income in our Route Based Services reporting segment for the year ended December 30, 2017 decreased $5.0 million as a result of the adoption of Accounting Standards Update 2017-07 Compensation—Retirement Benefits (“ASU 2017-07”).

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
We have limited customer concentration; no customer accounts for more than 10% of our net revenues.
Revenues are attributed to countries based on the location of the customer. Revenues generated from sales to external customers by geographic area were as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2019	December 29, 2018	December 30, 2017
United States	$1,801.7	$1,786.9	$1,709.0
United Kingdom	172.0	173.2	160.0
Canada	67.4	64.1	61.8
All other countries	353.4	348.7	338.9
Total	$2,394.5	$2,372.9	$2,269.7

Revenues by channel by reporting segment were as follows:

	For the Year Ended December 28, 2019
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery	$1,136.0	$—	$—	$—	$1,136.0
Coffee and tea services	184.0	483.6	—	(5.9)	661.7
Retail	297.6	—	—	—	297.6
Other	170.6	121.4	7.2	—	299.2
Total	$1,788.2	$605.0	$7.2	$(5.9)	$2,394.5

	For the Year Ended December 29, 2018
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$1,078.5	$—	$—	$—	$1,078.5
Coffee and tea services	192.8	461.9	—	(5.7)	649.0
Retail [1]	286.0	—	—	—	286.0
Other [1]	153.0	125.7	80.7	—	359.4
Total	$1,710.3	$587.6	$80.7	$(5.7)	$2,372.9
______________________

[1]
Revenue by channel of our Route Based Services reporting segment for the year ended December 29, 2018 had $83.7 million of revenues reclassified from “other” and “retail” to “home and office bottled water delivery” as these activities are associated with the “home and office bottled water delivery” channel. In addition, we reclassified $18.0 million out of the “retail" channel and into the “other” channel in order to better align the activities of a recent acquisition with those of our U.S. Route Based Services business.

	For the Year Ended December 30, 2017
(in millions of U.S. dollars)	Route Based Services	Coffee, Tea and Extract Solutions	All Other	Eliminations	Total
Revenue, net
Home and office bottled water delivery [1]	$990.6	$—	$—	$—	$990.6
Coffee and tea services	186.8	501.7	—	—	688.5
Retail [1]	282.2	—	—	—	282.2
Other [1]	140.0	100.5	67.9	—	308.4
Total	$1,599.6	$602.2	$67.9	$—	$2,269.7

______________________

[1]
Revenue by channel of our Route Based Services reporting segment for the year ended December 30, 2017 had $50.2 million of revenues reclassified from “other” to “home and office bottled water delivery” as these activities are associated with the “home and office bottled water delivery” channel.

Property, plant and equipment, net by geographic area as of December 28, 2019 and December 29, 2018 were as follows:

(in millions of U.S. dollars)	December 28, 2019	December 29, 2018
United States	$505.4	$491.1
United Kingdom	20.9	17.8
Canada	18.6	19.8
All other countries [1]	102.9	96.0
Total	$647.8	$624.7
______________________

[1]	No individual country is greater than 10% of total property, plant and equipment, net as of December 28, 2019 and December 29, 2018.

Note 12—Accounts Receivable, Net
The following table summarizes accounts receivable, net as of December 28, 2019 and December 29, 2018:

(in millions of U.S. dollars)	December 28, 2019	December 29, 2018
Trade receivables	$268.5	$293.0
Allowance for doubtful accounts	(9.1)	(9.6)
Other	19.9	24.9
Total	$279.3	$308.3

Note 13—Inventories
The following table summarizes inventories as of December 28, 2019 and December 29, 2018:

(in millions of U.S. dollars)	December 28, 2019	December 29, 2018
Raw materials	$59.5	$68.5
Finished goods	36.7	36.3
Resale items	22.8	21.5
Other	3.5	3.3
Total	$122.5	$129.6

Note 14—Property, Plant and Equipment, Net
The following table summarizes property, plant and equipment, net as of December 28, 2019 and December 29, 2018:

	December 28, 2019				December 29, 2018
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$99.3	$—	$99.3	$98.5	$—	$98.5
Buildings	10-40	115.7	31.3	84.4	111.9	22.9	89.0
Machinery and equipment	5-15	206.6	85.6	121.0	183.3	67.0	116.3
Plates, films and molds	1-10	1.5	0.6	0.9	1.4	0.4	1.0
Vehicles and transportation equipment	3-15	91.6	60.4	31.2	88.1	50.2	37.9
Leasehold improvements [1]		20.0	10.7	9.3	16.7	6.9	9.8
IT Systems	3-7	19.2	11.3	7.9	16.2	8.6	7.6
Furniture and fixtures	3-10	13.6	9.5	4.1	9.3	3.2	6.1
Customer equipment [2]	3-7	377.5	164.5	213.0	330.4	118.2	212.2
Returnable bottles [3]	3-5	81.9	37.1	44.8	59.7	19.1	40.6
Finance leases [4]		39.9	8.0	31.9	6.7	1.0	5.7
Total		$1,066.8	$419.0	$647.8	$922.2	$297.5	$624.7
______________________

[1]	Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

[2]	Customer equipment for the Route Based Services reporting segment consists of coolers, brewers, refrigerators, water purification devices and storage racks held on site at customer locations.

[3]	Returnable bottles are those bottles on site at Route Based Services customer locations.

[4]	Our recorded assets under finance leases relate to machinery and equipment, customer equipment, IT systems, customer equipment and vehicles and transportation equipment.

The amounts above include construction in progress of $8.3 million and $19.3 million for 2019 and 2018, respectively.
Depreciation expense, which includes depreciation recorded for assets under finance leases, for the year ended December 28, 2019 was $127.5 million (2018 - $123.6 million; 2017 - $120.0 million).

Note 15—Intangible Assets, Net
The following table summarizes intangible assets, net as of December 28, 2019 and December 29, 2018:

	December 28, 2019			December 29, 2018
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights [1]	$—	—	$—	$24.5	—	$24.5
Trademarks	287.1	—	287.1	282.3	—	282.3
Total intangibles not subject to amortization	$287.1	—	$287.1	$306.8	—	$306.8
Subject to amortization
Customer relationships	654.1	286.5	367.6	603.1	211.1	392.0
Patents	15.2	4.0	11.2	15.2	2.5	12.7
Software	56.9	31.3	25.6	38.0	20.5	17.5
Other	17.9	8.0	9.9	16.6	6.4	10.2
Total intangibles subject to amortization	$744.1	$329.8	$414.3	$672.9	$240.5	$432.4
Total intangible assets	$1,031.2	$329.8	$701.4	$979.7	$240.5	$739.2
______________________

[1]
Relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc. and includes the right to manufacture concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico at our Cott Beverages LLC business. The Company sold Cott Beverages LLC to Refresco during the first quarter of 2019.

Amortization expense of intangible assets was $65.3 million during 2019 (2018 - $71.0 million; 2017 - $68.6 million).
The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(in millions of U.S. dollars)
2020	$69.7
2021	58.7
2022	47.7
2023	37.4
2024	33.4
Thereafter	167.4
Total	$414.3

Note 16—Accounts Payable and Accrued Liabilities
The following table summarizes accounts payable and accrued liabilities as of December 28, 2019 and December 29, 2018:

(in millions of U.S. dollars)	December 28, 2019	December 29, 2018
Trade payables	$200.4	$206.1
Accrued compensation	58.8	46.7
Accrued sales incentives	10.0	10.5
Accrued interest	23.9	24.2
Payroll, sales and other taxes	17.4	21.7
Accrued deposits	77.1	70.6
Derivative liability	—	10.9
Self-insurance liabilities	18.3	16.9
Other accrued liabilities	60.2	61.4
Total	$466.1	$469.0

Note 17—Debt
Our total debt as of December 28, 2019 and December 29, 2018 was as follows:

	December 28, 2019			December 29, 2018
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
5.500% senior notes due in 2024	499.3	5.8	493.5	513.1	7.2	505.9
5.500% senior notes due in 2025	750.0	8.2	741.8	750.0	9.8	740.2
ABL facility	92.0	—	92.0	81.1	—	81.1
Short-term borrowings	0.4	—	0.4	7.9	—	7.9
Finance leases	30.9	—	30.9	5.0	—	5.0
Other debt financing	1.4	—	1.4	2.1	—	2.1
Total debt	1,374.0	14.0	1,360.0	1,359.2	17.0	1,342.2
Less: Short-term borrowings and current debt:
ABL facility	92.0	—	92.0	81.1	—	81.1
Short-term borrowings	0.4	—	0.4	7.9	—	7.9
Finance leases - current maturities	6.3	—	6.3	1.9	—	1.9
Other debt financing	1.1	—	1.1	1.1	—	1.1
Total current debt	99.8	—	99.8	92.0	—	92.0
Total long-term debt	$1,274.2	$14.0	$1,260.2	$1,267.2	$17.0	$1,250.2

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long-Term Debt (including current)
2020	$100.0
2021	5.6
2022	5.0
2023	4.8
2024	503.4
Thereafter	755.2
$1,374.0

Asset-Based Lending Facility
In March 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Administrative Agent that created an ABL facility to provide financing for our operations. We have amended and refinanced the ABL facility from time to time and incurred related financing fees, $4.3 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.
As of December 28, 2019, our total availability under the ABL facility was $216.4 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the December 2019 month-end under the terms of the credit agreement governing the ABL facility). As of December 28, 2019, we had $92.0 million of outstanding borrowings under the ABL facility and $47.4 million of letters of credit. As a result, our excess availability under the ABL facility was $77.0 million as of December 28, 2019. The commitment fee was 0.250% per annum of the unused commitment, which was $110.6 million as of December 28, 2019. The weighted average effective interest rate at December 28, 2019 on our outstanding borrowings was 3.40%. The effective interest rates are based on our aggregate availability.
In January 2018, we amended and restated the Amended and Restated Credit Agreement. The ABL facility, as amended and restated, provides us with financing in the United States, Canada, the United Kingdom and the Netherlands. Cott and its subsidiaries, Cott Holdings Inc., DSS, S&D, Aimia and Aquaterra, are borrowers under the ABL facility. The ABL facility is a revolving facility of up to $250.0 million with a maturity date of August 3, 2021. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement. Subject to certain conditions, the ABL facility may be increased up to an additional $100.0 million at our option if lenders agree to increase their commitments. The debt under the ABL facility is guaranteed by most of our U.S., Canadian and U.K. subsidiaries, certain of our Dutch subsidiaries and certain other subsidiaries. As disclosed previously on a Current Report on Form 8-K dated February 7, 2020 (the “ABL Amendment 8-K”), on February 7, 2020, the ABL facility was amended to, among other things, modify certain negative covenants of the ABL facility to facilitate the sale of S&D (see Note 24 to the Consolidated Financial Statements) and to limit the conditions to be met for the acquisition of Primo Water Corporation (see Note 24 to the Consolidated Financial Statements) to be permitted under the ABL facility (the “ABL Amendment”). This reference to the ABL Amendment does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1 to the ABL Amendment 8-K.
5.500% Senior Notes due in 2025
In March 2017, we issued $750.0 million of our 2025 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by our wholly-owned subsidiary Cott Holdings Inc., and most of our U.S., Canadian, U.K. and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017. The proceeds of the 2025 Notes were used to redeem in full the 2020 Notes, redeem $100.0 million aggregate principal amount of our DSS Notes and to pay related fees and expenses.

We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over a period of eight years, which represents the term to maturity of the 2025 Notes.
5.500% Senior Notes due in 2024
In June 2016, we issued €450.0 million (U.S. $499.3 million at the exchange rate in effect on December 28, 2019) of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A and Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the acquisition of Eden, we assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of our U.S., Canadian, U.K. and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the acquisition of Eden and to pay related fees and expenses.
We incurred approximately $11.3 million of financing fees for the issuance of the 2024 Notes and $11.0 million of bridge financing commitment fees and professional fees in connection with the acquisition of Eden. The financing fees are being amortized using the effective interest method over a period of eight years, which represents the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were expensed as incurred.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 28, 2019, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
ABL Facility
Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when there exists an event of default or aggregate availability is less than the greater of 10% of the Line Cap under the ABL facility or $22.5 million (which would be reduced to $13.5 million upon the sale of our S&D business, per the ABL Amendment). Line Cap is defined as an amount equal to the lesser of the lenders’ commitments or the borrowing base at such time. If an event of default exists or the excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $22.5 million (which would be reduced to $13.5 million upon the sale of our S&D business, per the ABL Amendment), the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of December 28, 2019.

Note 18—Retirement Plans
The Company maintains certain defined contribution (“DC”) retirement plans covering qualifying employees. The total expense with respect to these DC plans was $7.3 million for the year ended December 28, 2019 (2018—$4.4 million; 2017—$2.0 million).
The Company also maintains several defined benefit (“DB”) plans acquired as a part of acquisitions covering certain U.S. and non-U.S. employees, referred to as the U.S. and International Plans, respectively. Retirement benefits are based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law.

Our U.S. Plan is closed to new participants and is frozen. The Company uses a December 28, 2019 measurement date for all DB plans. Any variation differences based on three days of trading are deemed immaterial.
In the third quarter of 2017, our Eden business relocated its corporate headquarters from Switzerland to Spain, which resulted in the dismissal or relocation of certain non-U.S. employees of the International Plans. As a result of the dismissal or relocation of the certain non-U.S. employees, we recorded a gain on pension curtailment of approximately $4.5 million to other expense (income), net, in the Consolidated Statement of Operations for the year ended December 30, 2017.
Obligations and Funded Status
The following table summarizes the change in the projected benefit obligation, change in plan assets and unfunded status of the DB plans as of December 28, 2019 and December 29, 2018:

	December 28, 2019
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$7.9	$10.8	$18.7
Plan amendment	—	0.4	0.4
Service cost	—	0.8	0.8
Interest cost	0.3	0.2	0.5
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(1.5)	(1.9)
Actuarial losses	0.8	1.5	2.3
Translation losses	—	0.6	0.6
Projected benefit obligation at end of year	$8.6	$13.1	$21.7
Change in Plan Assets
Plan assets beginning of year	$6.9	$5.8	$12.7
Employer contributions	0.3	0.5	0.8
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(1.0)	(1.4)
Settlement gains	—	0.2	0.2
Actual return on plan assets	1.3	(0.1)	1.2
Translation gains	—	0.2	0.2
Fair value at end of year	$8.1	$5.9	$14.0
Funded Status of Plan
Projected benefit obligation	$(8.6)	$(13.1)	$(21.7)
Fair value of plan assets	8.1	5.9	14.0
Unfunded status	$(0.5)	$(7.2)	$(7.7)

	December 29, 2018
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$8.4	$12.8	$21.2
Plan amendment	—	(0.1)	(0.1)
Service cost	—	0.8	0.8
Interest cost	0.3	0.1	0.4
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(1.4)	(1.8)
Actuarial gains	(0.4)	(0.4)	(0.8)
Settlement gains	—	(0.8)	(0.8)
Translation gains	—	(0.5)	(0.5)
Projected benefit obligation at end of year	$7.9	$10.8	$18.7
Change in Plan Assets
Plan assets beginning of year	$7.1	$6.6	$13.7
Employer contributions	0.3	0.4	0.7
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(0.8)	(1.2)
Settlement losses	—	(0.5)	(0.5)
Actual return on plan assets	(0.1)	—	(0.1)
Translation losses	—	(0.2)	(0.2)
Fair value at end of year	$6.9	$5.8	$12.7
Funded Status of Plan
Projected benefit obligation	$(7.9)	$(10.8)	$(18.7)
Fair value of plan assets	6.9	5.8	12.7
Unfunded status	$(1.0)	$(5.0)	$(6.0)

The accumulated benefit obligation for the U.S. Plans equaled $8.6 million and $7.9 million at the end of 2019 and 2018, respectively. The accumulated benefit obligation for the International Plans equaled $13.1 million and $10.8 million at the end of 2019 and 2018, respectively.
Periodic Pension Costs
The components of net periodic pension cost were as follows:

	December 28, 2019
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$0.8	$0.8
Interest cost	0.3	0.2	0.5
Expected return on plan assets	(0.5)	—	(0.5)
Net periodic pension (benefit) cost	$(0.2)	$1.0	$0.8

	December 29, 2018
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$0.8	$0.8
Interest cost	0.3	0.1	0.4
Expected return on plan assets	(0.5)	—	(0.5)
Recognized net gain due to settlement	—	(0.3)	(0.3)
Net periodic pension (benefit) cost	$(0.2)	$0.6	$0.4

	December 30, 2017
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$1.5	$1.5
Interest cost	(0.3)	0.3	—
Expected return on plan assets	0.4	(0.3)	0.1
Curtailment gain	—	(4.5)	(4.5)
Net periodic pension cost (benefit)	$0.1	$(3.0)	$(2.9)

Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	December 28, 2019
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(0.1)	$(0.9)	$(1.0)
Total accumulated other comprehensive loss	$(0.1)	$(0.9)	$(1.0)

	December 29, 2018
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial (loss) income	$(0.1)	$0.4	$0.3
Total accumulated other comprehensive (loss) income	$(0.1)	$0.4	$0.3

	December 30, 2017
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(0.6)	$(16.2)	$(16.8)
Total accumulated other comprehensive loss	$(0.6)	$(16.2)	$(16.8)

Actuarial Assumptions
The following table summarizes the weighted average actuarial assumptions used to determine the projected benefit obligation:

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
U.S. Plans
Discount rate	3.0%	4.0%	3.5%
Expected long-term rate of return on plan assets	6.3%	6.3%	7.0%
International Plans
Discount rate	1.1%	2.4%	2.0%
Expected long-term rate of return on plan assets	1.3%	2.7%	3.1%
Rate of compensation increase	2.7%	1.4%	1.4%
CPI Inflation factor	0.3%	0.3%	0.3%

The following table summarizes the weighted average actuarial assumptions used to determine net periodic benefit cost:

	For the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
U.S. Plans
Discount rate	4.0%	3.5%	3.8%
Expected long-term rate of return on plan assets	6.3%	6.3%	7.0%
International Plans
Discount rate	1.1%	2.4%	2.0%
Expected long-term rate of return on plan assets	1.3%	2.7%	3.1%
Inflation factor	0.3%	0.3%	0.3%

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

Asset Mix
Our DB plans weighted-average asset allocations by asset category were as follows:

	December 28, 2019	December 29, 2018
U.S. Plans
Equity securities	46.3%	42.8%
Fixed income investments	53.7%	57.2%
International Plans
Equity securities	56.8%	58.6%
Fixed income investments	33.2%	31.0%
Real estate	10.0%	10.4%

Plan Assets
Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. The target allocation percentages for the U.S. Plans’ assets range between 30% to 45% in equity securities and 55% to 70% in fixed income investments. The target allocation percentages for the International Plans’ assets range between 50% to 80% in equity securities, 20% to 50% in fixed income investments, 0% to 30% in real estate and 0% to 15% in alternative investments. None of our equity or debt securities are included in plan assets.
Cash Flows
We expect to contribute $1.6 million to the DB plans during the 2020 fiscal year.
The following benefit payments are expected to be paid in the periods indicated below:

(in millions of U.S. dollars)	U.S.	International	Total
Expected benefit payments
FY 2020	$0.4	$1.2	$1.6
FY 2021	0.4	0.6	1.0
FY 2022	0.5	0.5	1.0
FY 2023	0.5	0.4	0.9
FY 2024	0.5	0.6	1.1
FY 2025 through FY 2029	2.6	9.7	12.3

The fair values of the Company’s U.S. plan assets are measured daily at their net asset value and valued at $8.1 million and $6.9 million at December 28, 2019 and December 29, 2018, respectively.

The fair values of the Company’s International plan assets at December 28, 2019 and December 29, 2018 were as follows:

	December 28, 2019
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Mutual funds:
Non-U.S. equity securities	1.6	—	—
Fixed income:
Non-U.S. bonds	1.7	—	—
Insurance contract	—	2.0	—
Real estate:
Real estate	—	0.6	—
Total	$3.3	$2.6	$—

	December 29, 2018
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Mutual funds:
Non-U.S. equity securities	1.6	—	—
Fixed income:
Non-U.S. bonds	1.9	—	—
Insurance contract	—	1.8	—
Real estate:
Real estate	—	0.6	—
Total	$3.5	$2.4	$—

Note 19—Consolidated Accumulated Other Comprehensive Income (Loss)
With the Traditional Business Disposition in 2018, the foreign currency translation balances associated with the Traditional Business were recognized in earnings in the period of disposition. Changes in consolidated accumulated other comprehensive income (loss) (“AOCI”) by component for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance December 31, 2016	$(0.1)	$(14.4)	$(103.4)	$(117.9)
OCI before reclassifications	—	(2.7)	27.2	24.5
Amounts reclassified from AOCI	(1.3)	0.3	—	(1.0)
Net current-period OCI	(1.3)	(2.4)	27.2	23.5
Balance December 30, 2017	$(1.4)	$(16.8)	$(76.2)	$(94.4)
OCI before reclassifications	(14.5)	0.2	(25.5)	(39.8)
Amounts reclassified from AOCI	6.2	16.9	9.4	32.5
Net current-period OCI	(8.3)	17.1	(16.1)	(7.3)
Balance December 29, 2018	$(9.7)	$0.3	$(92.3)	$(101.7)
OCI before reclassifications	12.9	(1.3)	13.6	25.2
Amounts reclassified from AOCI	8.0	—	—	8.0
Net current-period OCI	20.9	(1.3)	13.6	33.2
Balance December 28, 2019	$11.2	$(1.0)	$(78.7)	$(68.5)
______________________

[1]	All amounts are net of tax.

The following table summarizes the amounts reclassified from AOCI to total net income for the years ended December 28, 2019, December 29, 2018 and December 30, 2017:

(in millions of U.S. dollars)	For the Year Ended			Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	December 28, 2019	December 29, 2018	December 30, 2017
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(8.0)	$(6.2)	$1.3	Cost of sales
	$(8.0)	$(6.2)	$1.3	Total before taxes
	—	—	—	Tax (expense) or benefit
	$(8.0)	$(6.2)	$1.3	Net of tax
Amortization of pension benefit plan items
Recognized net actuarial loss [2]	$—	$(16.9)	$—	Gain on sale of discontinued operations
Actuarial (losses)/gains [3]	—	—	(0.3)
	—	(16.9)	(0.3)	Total before taxes
	—	—	—	Tax (expense) or benefit
	$—	$(16.9)	$(0.3)	Net of tax
Foreign currency translation adjustments	—	(9.4)	—	Gain on sale of discontinued operations
Total reclassifications for the period	$(8.0)	$(32.5)	$1.0	Net of tax
______________________

[1]	Amounts in parenthesis indicate debits.

[2]	Net of $3.6 million of associated tax impact that resulted in an increase to the gain on the sale of discontinued operations for the year ended December 29, 2018.

[3]	This AOCI component is included in the computation of net periodic pension cost.

Note 20—Commitments and Contingencies
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
We had $47.4 million in standby letters of credit outstanding as of December 28, 2019 ($46.1 million—December 29, 2018; $46.0 million—December 30, 2017).
We have future purchase obligations of $158.6 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.

Guarantees
After completion of the Traditional Business Disposition, the Company continues to provide contractual payment guarantees to three third-party lessors of certain real property used in the Traditional Business. The leases were conveyed to Refresco as part of the Traditional Business Disposition, but the Company’s guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $29.4 million as of December 28, 2019 ($32.2 million - December 29, 2018; $42.0 million - December 30, 2017) was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The Traditional Business Disposition documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse the Company if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of the Company’s guarantees; discussions are ongoing. The Company currently believes it is unlikely that we will be required to perform under any of these guarantees or any of the underlying obligations.

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
Cash Flow Hedging Strategy
We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the years ended December 28, 2019 or December 29, 2018, respectively.
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
The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 35.7 million pounds and 73.3 million pounds as of December 28, 2019 and December 29, 2018, respectively. Approximately $8.0 million and $6.2 million of realized losses, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statement of Operations for the years ended December 28, 2019 and December 29, 2018, respectively. As of December 29, 2018, the estimated net amount of gains reported in AOCI that is expected to be reclassified to the Consolidated Statements of Operations within the next twelve months is $15.4 million.

The fair value of our derivative assets included in prepaid expenses and other current assets was $8.6 million as of December 28, 2019. We had no derivative assets as of December 29, 2018. We had no derivative liabilities as of December 28, 2019. Our derivative liabilities included in accounts payable and accrued liabilities was $10.9 million as of December 29, 2018. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	December 28, 2019		December 29, 2018
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Coffee futures [1]	$8.6	$—	$—	$(10.9)
	$8.6	$—	$—	$(10.9)
______________________

[1]
The fair value of the coffee futures excludes amounts in the related margin accounts. We are required to maintain margin accounts in accordance with futures market and broker regulations. As of December 28, 2019 and December 29, 2018, the aggregate margin account balances were $6.4 million and $12.9 million, respectively and are included in cash and cash equivalents on the Consolidated Balance Sheets.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	December 28, 2019	December 29, 2018
Coffee futures assets	$12.1	$0.1
Coffee futures liabilities	(3.5)	(11.0)
Net asset (liability)	$8.6	$(10.9)

The location and amount of gains or losses recognized in the Consolidated Statements of Operations for cash flow hedging relationships, presented on a pre-tax basis, for the years ended December 28, 2019 and December 29, 2018, respectively, is shown in the table below:

	For the Year Ended
	December 28, 2019	December 29, 2018
(in millions of U.S. dollars)	Cost of Sales
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,166.7	$1,197.3
Loss on cash flow hedging relationship
Coffee futures:
Loss reclassified from AOCI into income/expense	$8.0	$6.2

The settlement of our derivative instruments resulted in a debit to cost of sales of $8.0 million and $6.2 million for the years ended December 28, 2019 and December 29, 2018, respectively.

Note 22—Fair Value Measurements
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
Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value of the derivative assets as of December 28, 2019 was $8.6 million. We had no derivative assets as of December 29, 2018. We had no derivative liabilities as of December 28, 2019. The fair value for the derivative liabilities as of December 29, 2018 was $10.9 million.
Fair value of financial instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of December 28, 2019 and December 29, 2018 were as follows:

	December 28, 2019		December 29, 2018
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2024 [1,2]	493.5	514.5	505.9	521.7
5.500% senior notes due in 2025 [1,2]	741.8	775.3	740.2	695.8
Total	$1,235.3	$1,289.8	$1,246.1	$1,217.5
______________________

[1]	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.

[2]	Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of December 28, 2019 and December 29, 2018 (see Note 17 to the Consolidated Financial Statements).

Note 23—Quarterly Financial Information (unaudited)

	Year Ended December 28, 2019
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$574.1	$604.1	$616.1	$600.2	$2,394.5
Cost of sales	291.2	291.0	289.9	294.6	1,166.7
Gross profit	282.9	313.1	326.2	305.6	1,227.8
Selling, general and administrative expenses	272.1	284.2	280.8	275.9	1,113.0
Loss on disposal of property plant and equipment, net	1.9	1.6	1.1	2.9	7.5
Acquisition and integration expenses	4.8	2.7	2.7	6.7	16.9
Operating income	4.1	24.6	41.6	20.1	90.4
Net (loss) income from continuing operations	(19.7)	4.4	8.6	6.6	(0.1)
Net income from discontinued operations, net of income taxes	—	—	1.5	1.5	3.0
Net (loss) income attributable to Cott Corporation	$(19.7)	$4.4	$10.1	$8.1	$2.9
Per share data:
Net (loss) income per common share attributable to Cott Corporation
Basic:
Continuing operations	$(0.14)	$0.03	$0.06	$0.05	$—
Discontinued operations	$—	$—	$0.01	$0.01	$0.02
Net (loss) income	$(0.14)	$0.03	$0.07	$0.06	$0.02
Diluted:
Continuing operations	$(0.14)	$0.03	$0.06	$0.05	$—
Discontinued operations	$—	$—	$0.01	$0.01	$0.02
Net (loss) income	$(0.14)	$0.03	$0.07	$0.06	$0.02

	Year Ended December 29, 2018
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$560.8	$603.6	$609.3	$599.2	$2,372.9
Cost of sales	287.3	302.2	298.8	309.0	1,197.3
Gross profit	273.5	301.4	310.5	290.2	1,175.6
Selling, general and administrative expenses	261.1	275.2	279.9	275.9	1,092.1
Loss on disposal of property, plant and equipment, net	1.3	1.3	1.2	5.6	9.4
Acquisition and integration expenses	5.0	4.2	1.6	4.5	15.3
Operating income	6.1	20.7	27.8	4.2	58.8
Net income from continuing operations	4.6	12.2	8.5	3.6	28.9
Net income (loss) from discontinued operations, net of income taxes	357.4	(1.4)	1.5	(2.9)	354.6
Less: Net income attributable to non-controlling interests - discontinued operations	0.6	—	—	—	0.6
Net income attributable to Cott Corporation	$361.4	$10.8	$10.0	$0.7	$382.9
Per share data:
Net income per common share attributable to Cott Corporation
Basic:
Continuing operations	$0.03	$0.09	$0.06	$0.03	$0.21
Discontinued operations	$2.55	$(0.01)	$0.01	$(0.02)	$2.54
Net income	$2.58	$0.08	$0.07	$0.01	$2.75
Diluted:
Continuing operations	$0.03	$0.09	$0.06	$0.03	$0.21
Discontinued operations	$2.51	$(0.01)	$0.01	$(0.02)	$2.50
Net income	$2.54	$0.08	$0.07	$0.01	$2.71

Note 24—Subsequent Events
On January 13, 2020, Cott entered into an Agreement and Plan of Merger with Cott Holdings Inc., a wholly-owned subsidiary of Cott (“Holdings”), Fore Merger LLC, a wholly-owned subsidiary of Holdings (“Merger Sub”), Fore Acquisition Corporation, a wholly-owned subsidiary of Merger Sub (the “Primo Purchaser”), and Primo Water Corporation (“Primo”), pursuant to which, on January 28, 2020, the Primo Purchaser commenced an exchange offer to purchase all of the outstanding shares of common stock of Primo, par value $0.001 per share, in exchange for, at the election of the Primo’s stockholders, (i) $14.00 in cash, (ii) 1.0229 Cott common shares, no par value per share, plus cash in lieu of any fractional Cott common shares, or (iii) $5.04 in cash and 0.6549 Cott common shares (the “Offer”). As soon as practicable following the consummation of the Offer, the Primo Purchaser intends to acquire any remaining Primo shares by a merger of the Primo Purchaser with and into Primo (the “First Merger”), with Primo surviving the First Merger as a wholly-owned subsidiary of Merger Sub. Immediately following the First Merger, Primo intends to merge with and into Merger Sub, with Merger Sub being the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). Cott expects to issue an aggregate of up to 26,825,842 shares of its common stock in the Offer and the Mergers (collectively, the “Primo Acquisition”). The estimated aggregate consideration to be paid in the Primo Acquisition is approximately $775 million and includes approximately $216 million to be paid in cash, $367 million of Cott common shares and $192 million of cash paid to retire outstanding indebtedness on behalf of Primo. The actual aggregate consideration will be calculated upon closing of the Primo Acquisition based on the closing price of Cott common shares as of that date and actual outstanding indebtedness. The Primo Acquisition is expected to close in the first quarter of 2020, subject to satisfaction of certain conditions to the Offer and the First Merger.
On January 30, 2020, Cott entered into a Stock Purchase Agreement with Holdings, S&D, and Westrock Coffee Company, LLC, a Delaware limited liability company (“Purchaser”), pursuant to which Purchaser will acquire all of the issued and outstanding equity of S&D from Holdings (the “S&D Disposition”). The aggregate deal consideration is $405 million, payable at closing in cash, subject to adjustments for indebtedness, working capital, and cash. The S&D Disposition met the held for sale criteria in the first quarter of fiscal year 2020 and, because it represents a strategic shift that will have a major effect on Cott’s operations and financial results, will be reported in discontinued operations. The S&D Disposition is expected to close in the first quarter of 2020 and is subject to satisfaction of certain conditions, including receipt of U.S. regulatory clearance. The Company intends to use the proceeds of the S&D Disposition to finance a portion of its acquisition of Primo, depending on the timing of closing, or otherwise to pay down indebtedness.
On February 7, 2020, Cott amended the Second Amended and Restated Credit Agreement, which governs our ABL facility. The amendment limits the conditions that needs to be met to consummate the S&D Disposition and the Primo Acquisition and increases the amount that the Primo assets may contribute to the borrowing base at the closing of the Primo Acquisition. In addition, subject to certain additional conditions, the amendment amends the credit agreement to permit the existence of a term loan to fund the Primo Acquisition and related expenses.
On February 19, 2020, the Board of Directors declared a dividend of $0.06 per common share, payable in cash on March 25, 2020 to shareowners of record at the close of business on March 10, 2020.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year Ended December 28, 2019
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(9.6)	$0.1	$(12.9)	$0.1	$13.2	$(9.1)
Inventories	(1.4)	—	—	—	0.2	(1.2)
Deferred tax assets	(98.0)	—	(19.7)	(2.6)	—	(120.3)
	$(109.0)	$0.1	$(32.6)	$(2.5)	$13.4	$(130.6)

(in millions of U.S. dollars)	Year Ended December 29, 2018
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(7.8)	$0.2	$(13.9)	$9.8	$2.1	$(9.6)
Inventories	(1.5)	—	(0.4)	—	0.5	(1.4)
Deferred tax assets [2]	(129.1)	—	4.2	26.9	—	(98.0)
	$(138.4)	$0.2	$(10.1)	$36.7	$2.6	$(109.0)

(in millions of U.S. dollars)	Year Ended December 30, 2017
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(6.3)	$0.1	$(16.2)	$10.8	$3.8	$(7.8)
Inventories	(1.3)	—	(0.4)	—	0.2	(1.5)
Deferred tax assets	(117.7)	—	(17.6)	6.2	—	(129.1)
	$(125.3)	$0.1	$(34.2)	$17.0	$4.0	$(138.4)
______________________

[1]	Deductions primarily represent uncollectible accounts written off.

[2]
Amounts charged to other accounts include $35.1 million related to the release of the U.S. valuation allowance recorded through discontinued operations as a result of the Traditional Business Disposition.