Form 10-Q
period 2020-03-28
Primo Water Corp /CN/
filed 2020-05-07
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 28, 2020

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                      l

Commission File Number: 001-31410

PRIMO WATER CORPORATION
(Exact name of registrant as specified in its charter)

Canada		98-0154711
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

4221 West Boy Scout Boulevard
Suite 400
Tampa,	Florida	33607
United States
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (813) 313-1732

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	PRMW	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2020
Common Shares, no par value per share	159,843,106

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Revenue, net	$474.2	$427.7
Cost of sales	200.9	184.6
Gross profit	273.3	243.1
Selling, general and administrative expenses	255.1	235.8
Loss on disposal of property, plant and equipment, net	1.4	1.9
Acquisition and integration expenses	20.8	4.7
Operating (loss) income	(4.0)	0.7
Other expense, net	7.0	5.5
Interest expense, net	19.7	19.3
Loss from continuing operations before income taxes	(30.7)	(24.1)
Income tax benefit	(3.3)	(1.4)
Net loss from continuing operations	$(27.4)	$(22.7)
Net income from discontinued operations, net of income taxes	30.9	3.0
Net income (loss)	$3.5	$(19.7)
Net income (loss) per common share
Basic:
Continuing operations	$(0.19)	$(0.17)
Discontinued operations	$0.22	$0.03
Net income (loss)	$0.02	$(0.14)
Diluted:
Continuing operations	$(0.19)	$(0.17)
Discontinued operations	$0.22	$0.03
Net income (loss)	$0.02	$(0.14)
Weighted average common shares outstanding (in thousands)
Basic	141,139	135,948
Diluted	141,139	135,948

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Net income (loss)	$3.5	$(19.7)
Other comprehensive (loss) income:
Currency translation adjustment	(18.7)	10.6
Loss on derivative instruments, net of tax [1,2]	(11.2)	(5.5)
Comprehensive loss	$(26.4)	$(14.6)
______________________
1 Net of the effect of $3.0 million and $1.6 million tax benefit for the three months ended March 28, 2020 and March 30, 2019, respectively.
2 Net of $1.3 million of associated tax impact that resulted in a decrease to the gain on sale of discontinued operations for the three months ended March 28, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	March 28, 2020	December 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$112.2	$156.9
Accounts receivable, net of allowance of $14.1 ($8.8 as of December 28, 2019)	282.7	216.7
Inventories	75.3	62.9
Prepaid expenses and other current assets	23.9	19.1
Current assets of discontinued operations	—	186.7
Total current assets	494.1	642.3
Property, plant and equipment, net	688.7	558.1
Operating lease right-of-use-assets	181.7	185.7
Goodwill	1,379.8	1,047.5
Intangible assets, net	947.5	597.0
Other long-term assets, net	27.3	20.5
Long-term assets of discontinued operations	—	339.8
Total assets	$3,719.1	$3,390.9
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$127.4	$92.4
Current maturities of long-term debt	9.5	6.9
Accounts payable and accrued liabilities	459.5	370.6
Current operating lease obligations	37.5	36.5
Current liabilities of discontinued operations	—	101.2
Total current liabilities	633.9	607.6
Long-term debt	1,270.9	1,259.1
Operating lease obligations	150.2	155.2
Deferred tax liabilities	124.8	90.6
Other long-term liabilities	58.6	58.7
Long-term liabilities of discontinued operations	—	53.5
Total liabilities	2,238.4	2,224.7
Shareholders' Equity
Common shares, no par value - 159,825,718 (December 28, 2019 - 134,803,211) shares issued	1,262.7	892.3
Additional paid-in-capital	71.5	77.4
Retained earnings	244.9	265.0
Accumulated other comprehensive loss	(98.4)	(68.5)
Total shareholders' equity	1,480.7	1,166.2
Total liabilities and shareholders' equity	$3,719.1	$3,390.9

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$3.5	$(19.7)
Net income from discontinued operations, net of income taxes	30.9	3.0
Net loss from continuing operations	(27.4)	(22.7)
Adjustments to reconcile net loss from continuing operations to cash flows from operating activities:
Depreciation and amortization	45.0	39.7
Amortization of financing fees	0.9	0.8
Share-based compensation expense	2.4	3.3
Benefit for deferred income taxes	(3.5)	(5.2)
Loss on sale of business	—	5.4
Loss on disposal of property, plant and equipment, net	1.4	1.9
Other non-cash items	6.0	0.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28.9)	(1.3)
Inventories	(0.6)	(2.8)
Prepaid expenses and other current assets	(1.5)	(1.6)
Other assets	0.7	0.6
Accounts payable and accrued liabilities and other liabilities	10.2	(3.2)
Net cash provided by operating activities from continuing operations	4.7	15.1
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(422.6)	(3.7)
Additions to property, plant and equipment	(34.9)	(22.0)
Additions to intangible assets	(3.0)	(1.9)
Proceeds from sale of property, plant and equipment	0.3	1.1
Proceeds from sale of business, net of cash sold	—	50.5
Net cash (used in) provided by investing activities from continuing operations	(460.2)	24.0

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(2.7)	(1.5)
Proceeds from short-term borrowings	135.9	25.0
Payments on short-term borrowings	(109.9)	(52.8)
Issuance of common shares	0.6	0.4
Common shares repurchased and canceled	(31.9)	(11.0)
Financing fees	(2.5)	—
Equity issuance fees	(1.1)	—
Dividends paid to common shareholders	(9.8)	(8.2)
Payment of deferred consideration for acquisitions	(0.2)	—
Other financing activities	8.8	1.4
Net cash used in financing activities from continuing operations	(12.8)	(46.7)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(17.3)	8.5
Investing activities of discontinued operations	394.5	(19.1)
Financing activities of discontinued operations	(0.1)	—
Net cash provided by (used in) discontinued operations	377.1	(10.6)
Effect of exchange rate changes on cash	(2.1)	1.3
Net decrease in cash, cash equivalents and restricted cash	(93.3)	(16.9)
Cash and cash equivalents and restricted cash, beginning of period	205.5	170.8
Cash and cash equivalents and restricted cash, end of period	112.2	153.9
Cash and cash equivalents and restricted cash from discontinued operations, end of period	—	31.0
Cash and cash equivalents and restricted cash from continuing operations, end of period	$112.2	$122.9
Supplemental Non-cash Investing and Financing Activities:
Shares issued in connection with business combination	$377.6	$—
Accrued deferred financing fees	0.8	—
Dividends payable issued through accounts payable and accrued liabilities	0.2	—
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	11.5	14.8
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15.7	$15.1
Cash paid for income taxes, net	2.4	1.0

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 29, 2018	136,195	$899.4	$73.9	$298.8	$(101.7)	$1,170.4
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	10.5	—	10.5
Net loss	—	—	—	(19.7)	—	(19.7)
Other comprehensive income, net of tax	—	—	—	—	5.1	5.1
Common shares dividends ($0.06 per common share)	—	—	—	(8.2)	—	(8.2)
Share-based compensation	—	—	3.5	—	—	3.5
Common shares repurchased and canceled	(770)	(6.9)	—	(4.1)	—	(11.0)
Common shares issued - Equity Incentive Plan	519	6.1	(6.1)	—	—	—
Common shares issued - Employee Stock Purchase Plan	22	0.4	—	—	—	0.4
Balance at March 30, 2019	135,966	$899.0	$71.3	$277.3	$(96.6)	$1,151.0

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 28, 2019	134,803	$892.3	$77.4	$265.0	$(68.5)	$1,166.2
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	(4.3)	—	(4.3)
Net income	—	—	—	3.5	—	3.5
Other comprehensive loss, net of tax	—	—	—	—	(29.9)	(29.9)
Common shares dividends ($0.06 per common share)	—	—	—	(9.6)	—	(9.6)
Share-based compensation	—	—	3.1	—	—	3.1
Common shares issued in connection of business combination and assumed awards, net of equity issuance costs of $1.1 million	26,497	376.5	2.9	—	—	379.4
Common shares repurchased and canceled	(2,776)	(22.2)	—	(9.7)	—	(31.9)
Common shares issued - Equity Incentive Plan	1,277	15.7	(11.8)	—	—	3.9
Common shares issued - Employee Stock Purchase Plan	25	0.4	(0.1)	—	—	0.3
Balance at March 28, 2020	159,826	$1,262.7	$71.5	$244.9	$(98.4)	$1,480.7

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited

Note 1—Business and Recent Accounting Pronouncements
Description of Business
        On March 2, 2020, Cott Corporation completed the acquisition of Primo Water Corporation (“Legacy Primo” and such transaction, the “Legacy Primo Acquisition”). In connection with the closing of the Legacy Primo Acquisition, Cott Corporation changed its corporate name to Primo Water Corporation and its ticker symbol on the New York Stock Exchange and Toronto Stock Exchange to “PRMW”. The Legacy Primo Acquisition is consistent with our strategy of transitioning to a pure-play water solutions provider.
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading pure-play water solutions provider in North America, Europe and Israel. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through major retailers and online at various price points or leased to customers. The dispensers help increase household penetration which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its market leading Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its market leading Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units across its 21-country footprint representing a top five position.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection.
Basis of Presentation
The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of December 28, 2019 included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (our “2019 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in our 2019 Annual Report. The accounting policies used in these interim Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.
        The presentation of these interim Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.
Changes in Presentation
        On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”) for $405.0 million in cash, subject to customary post-closing adjustments. As a result of this transaction representing a strategic shift in our operations, the Company has reclassified the financial results of our discontinued operations to net income from discontinued operations, net of income taxes in the Consolidated Statement of Operations for the three months ended March 30, 2019. The assets and liabilities associated with S&D have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 28, 2019. Cash flows from our discontinued operations are presented in the Consolidated Statement of Cash Flows for the three months ended March 30, 2019. The Notes to Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations.

On March 2, 2020, we completed the Legacy Primo Acquisition. This business was added to our existing Route Based Services reporting segment, which was renamed “Water Solutions” to reflect our strategy of transitioning to a pure-play water solutions provider. Other than the change in name, there was no impact on prior period results for this reporting segment.

Significant Accounting Policies
        Included in Note 1 of our 2019 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
        We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our Water Solutions reporting segment branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $120.0 million and $115.0 million for the three months ended March 28, 2020 and March 30, 2019, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Allowance for Credit Losses
We estimate an allowance for credit losses based on historical loss experience, adverse situations that may affect a customer's ability to pay, current conditions, reasonable and supportable forecasts and current economic outlook. Customer demographic, such as large commercial customers as compared to small businesses or individual customers, and the customer’s geographic market are also considered when estimating credit losses. Historical loss experience was based on actual loss rates over a one year period. Additionally, we evaluate current conditions and review third-party economic forecasts on a quarterly basis to determine the impact on the allowance for credit losses. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves.

Recently adopted accounting pronouncements
Update ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326), Update ASU 2019-05 – Financial Instruments—Credit Losses—Targeted Transition Relief (Topic 326) and Update ASU 2019-11 – Codification Improvements to Financial Instruments—Credit Losses (Topic 326)
In June 2016, the Financial Accounting Standards Board (“FASB”) amended its guidance to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The amended guidance also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. In May 2019, the FASB amended the original guidance by providing an option to irrevocably elect the fair value option for certain financial instruments previously measured at amortized cost basis. In November 2019, the FASB provided additional guidance around how to report expected recoveries. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.
        Effective December 29, 2019, we adopted the guidance in this amendment using the modified retrospective transition method. The adoption of this new standard, with the impact being the increase in allowance for doubtful accounts related to our trade accounts receivable, resulted in a cumulative-effect adjustment of $4.3 million recognized to the opening balance of retained earnings. The Company will continue to actively monitor the impact of the recent coronavirus (“COVID-19”) pandemic on expected credit losses.
Update ASU 2018-13 – Fair Value Measurement (Topic 820)
        In August 2018, the FASB amended its guidance on disclosure requirements for fair value measurement. The update amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this update while delaying adoption of the additional disclosures until their effective date. We adopted the guidance in this amendment effective December 29, 2019 prospectively. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.

Update ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)
        In August 2018, the FASB amended its guidance on a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted the guidance in this amendment effective December 29, 2019. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.
Update ASU 2019-04 – Codification Improvements to Topic 326—Financial Instruments—Credit Losses, Topic 815—Derivative and Hedging, and Topic 825—Financial Instruments
        In April 2019, the FASB amended its guidance to clarify and provide narrow-scope amendments for these three recent standards related to financial instruments accounting. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted the guidance in this amendment effective December 29, 2019. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.
Update ASU 2019-12 – Income Taxes—Simplifying the Accounting for Income Taxes (Topic 740)
        In December 2019, the FASB amended its guidance to remove certain exceptions to the general principles in Topic 740 and improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the guidance in this amendment effective December 29, 2019. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.
Update ASU 2020-03 – Codification Improvements to Financial Instruments
        In March 2020, the FASB amended its guidance to clarify or improve the financial instrument topics in the existing guidance. These amendments make the guidance easier to understand and apply by eliminating inconsistencies and providing clarifications. Certain amendments in this update are effective upon issuance of this update. The remaining amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted the guidance in this amendment effective December 29, 2019. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.
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
Update ASU 2020-04 – Reference Rate Reform (Topic 848)
In March 2020, the FASB issued guidance which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or any other reference rates expected to be discontinued because of reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 28, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Note 2—Discontinued Operations
On February 28, 2020, the Company completed the sale of S&D to Westrock Coffee Company, LLC, a Delaware limited liability company (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company (“S&D Divestiture”). The aggregate deal consideration was $405.0 million, paid at closing in cash, subject to adjustment for indebtedness, working capital and other customary post-closing adjustments.
The Company used the proceeds of the S&D Divestiture to finance a portion of the Legacy Primo Acquisition. See Note 5 to the Consolidated Financial Statements for additional information on the Legacy Primo Acquisition.
The major components of net income from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Three Months Ended
(in millions of U.S. dollars)	March 28, 2020	March 30, 2019
Revenue, net [1]	$97.1	$148.0
Cost of sales	71.1	108.2
Operating (loss) income from discontinued operations	(0.5)	3.4
Gain on sale of discontinued operations	60.5	—
Net income from discontinued operations, before income taxes	59.8	3.4
Income tax expense [2]	28.9	0.4
Net income from discontinued operations, net of income taxes	$30.9	$3.0
______________________
1 Includes $1.0 million and $1.6 million of related party sales to continuing operations for the three months ended March 28, 2020 and March 30, 2019, respectively.
2 The S&D Divestiture resulted in tax expense on the gain on sale of $28.5 million and will utilize a significant portion of the existing U.S. net operating loss carry forwards.

Note 3—Leases
We have operating and finance leases for manufacturing and production facilities, branch distribution and warehouse facilities, vehicles and machinery and equipment. The remaining terms on our finance leases range from 1 year to 8 years while our operating leases range from 1 year to 22 years, some of which may include options to extend the leases generally between 1 year and 10 years, and some of which may include options to terminate the leases within 1 year.
The components of lease expense for the three months ended March 28, 2020 and March 30, 2019, respectively, is shown in the table below:

	For the Three Months Ended
(in millions of U.S. dollars)	March 28, 2020	March 30, 2019
Operating lease cost	$12.5	$11.6
Short-term lease cost	2.3	0.9
Finance lease cost
Amortization of right-of-use assets	$1.7	$0.7
Interest on lease liabilities	1.0	0.2
Total finance lease cost	$2.7	$0.9
Sublease income	$0.2	$0.3

Supplemental cash flow information related to leases for the three months ended March 28, 2020 and March 30, 2019, respectively, is shown in the table below:

	For the Three Months Ended
(in millions of U.S. dollars)	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.6	$12.9
Operating cash flows from finance leases	0.9	0.1
Financing cash flows from finance leases	1.4	0.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7.3	$1.3
Finance leases	21.7	9.2

        Supplemental balance sheet information related to leases as of March 28, 2020 and December 28, 2019, respectively, is shown in the table below:

(in millions of U.S. dollars, except lease term and discount rate)	March 28, 2020	December 28, 2019
Operating leases
Operating lease right-of-use assets	$181.7	$185.7
Current operating lease obligations	37.5	36.5
Operating lease obligations	150.2	155.2
Total operating lease obligations	$187.7	$191.7

Financing leases
Property, plant and equipment, net	$50.1	$30.4
Current maturities of long-term debt	9.0	5.7
Long-term debt	40.5	23.7
Total finance lease obligations	$49.5	$29.4

Weighted Average Remaining Lease Term	March 28, 2020	December 28, 2019
Operating leases	8.5	8.7
Finance leases	5.8	5.6

Weighted Average Discount Rate
Operating leases	6.7%	6.2%
Finance leases	5.6%	6.3%

Maturities of operating lease obligations were as follows:

(in millions of U.S. dollars)	March 28, 2020	December 28, 2019
Remainder of 2020	$37.7	$47.8
2021	39.5	38.4
2022	30.6	29.6
2023	26.2	25.3
2024	21.1	20.6
Thereafter	93.9	93.5
Total lease payments	249.0	255.2
Less imputed interest	(61.3)	(63.5)
Present value of lease obligations	$187.7	$191.7

Maturities of finance lease obligations were as follows:

(in millions of U.S. dollars)	March 28, 2020	December 28, 2019
Remainder of 2020	$9.5	$6.8
2021	10.8	6.1
2022	9.8	5.7
2023	8.9	5.4
2024	7.3	4.6
Thereafter	11.5	6.4
Total lease payments	57.8	35.0
Less imputed interest	(8.3)	(5.6)
Present value of lease obligations	$49.5	$29.4

Note 4—Revenue
        Our principal sources of revenue are from bottled water delivery direct to consumers primarily in North America and Europe and from providing multi-gallon purified bottled water, self-service refill drinking water and water dispensers through major retailers in North America. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.
Contract Estimates
        The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $6.2 million and $7.0 million at March 28, 2020 and December 28, 2019, respectively.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at March 28, 2020 and December 28, 2019 were $21.8 million and $23.6 million, respectively. The amount of revenue recognized in the three months ended March 28, 2020 that was included in the December 28, 2019 deferred revenue balance was $11.1 million.
We do not have any material contract assets as of March 28, 2020.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	March 28, 2020	March 30, 2019
United States	$334.6	$289.6
United Kingdom	42.5	46.1
Canada	16.1	15.8
All other countries	81.0	76.2
Total	$474.2	$427.7

Note 5—Acquisitions
Legacy Primo Acquisition
On March 2, 2020, the Company completed the Legacy Primo Acquisition, adding North America’s leading single source provider of multi-gallon purified bottled water, self-service refill drinking water and water dispensers sold through major retailers to the Company’s catalog of home and office bottled water delivery businesses in North America and Europe. Primo is a familiar name in sustainable water solutions that will help drive the visibility of our water businesses, moving us towards a pure-play water solutions company. The Legacy Primo Acquisition broadens our capabilities and our portfolio, creating new cross-selling opportunities and vertical integration across home and office delivery, retail, filtration, refill and exchange services. Integrating Legacy Primo with our DS Services of America, Inc. business will enable us to combine the expertise and innovation of these two growing companies with complementary business models. The integration gives us the ability to expand Legacy Primo’s products and services across our 21-country footprint.
The Legacy Primo Acquisition was structured as an exchange offer to purchase all of the outstanding shares of common stock of Legacy Primo, in exchange, per Legacy Primo share for (i) $14.00 in cash, (ii) 1.0229 Cott Corporation common shares plus cash in lieu of any fractional Cott Corporation common share, or (iii) $5.04 in cash and 0.6549 Cott Corporation common shares, at the election of Legacy Primo’s stockholders, subject to the proration procedures set forth in the merger agreement. Immediately following the consummation of the exchange offer, Cott Corporation indirectly acquired the remaining Legacy Primo shares through a merger between Legacy Primo and a wholly-owned subsidiary of Cott Corporation.

The total cash and stock consideration paid by us in the Legacy Primo Acquisition is summarized below:

(in millions of U.S. dollars, except share and per share amounts)
Fair value of common shares issued to holders of Legacy Primo common stock (26,497,015 shares issued at $14.25 per share)	$377.6
Cash to holders of Legacy Primo common stock [1]	216.1
Cash paid to retire outstanding indebtedness on behalf of Legacy Primo	196.9
Settlement of pre-existing relationship	4.7
Fair value of replacement common share options and restricted stock units for Legacy Primo awards	2.9
Total consideration	$798.2
______________________
1 Cash to holders of Legacy Primo common stock includes $11.5 million of cash consideration that was paid on March 30, 2020 and is accrued in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of March 28, 2020.
The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed:

(in millions of U.S. dollars)	Acquired Value
Cash and cash equivalents	$1.3
Accounts receivable	21.9
Inventory	12.7
Prepaid expenses and other current assets	4.3
Property, plant and equipment	119.0
Operating lease right-of-use-assets	4.9
Goodwill	337.4
Intangible assets	361.3
Other assets	3.9
Current maturities of long-term debt	(2.2)
Accounts payable and accrued liabilities	(41.6)
Current operating lease obligations	(1.8)
Long-term debt	(5.8)
Operating lease obligations	(3.1)
Deferred tax liabilities	(11.7)
Other long-term liabilities	(2.3)
Total	$798.2

The assets and liabilities acquired in the Legacy Primo Acquisition are recorded at their estimated fair values per preliminary valuations and management estimates and are subject to change when formal valuations and other studies are finalized. Estimated fair values for deferred tax balances are preliminary and are also subject to change based on the final valuation results. In addition, consideration for potential loss contingencies are still under review.
The amount of revenues and net loss related to the Legacy Primo Acquisition included in the Company’s Consolidated Statement of Operations for the period from the Legacy Primo Acquisition date through March 28, 2020 were $32.1 million and $0.6 million, respectively. The Company incurred $18.8 million of acquisition-related costs associated with the Legacy Primo Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations for the three months ended March 28, 2020.

Intangible Assets
In our determination of the fair value of intangible assets, we consider, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business’ products. The estimated fair values of identified intangible assets are calculated considering both market participant expectations, using an income approach, as well as estimates and assumptions provided by Primo management and management of the acquired business. Assumptions include, but are not limited to, expected revenue growth, weighted-average terminal growth rates, risk adjusted discount rate and fair value royalty rate.
The estimated fair value of customer relationships represents future after-tax discounted cash flows that will be derived from sales to existing customers of the acquired business as of the date of acquisition.
The estimated fair value of trademarks and trade names represents the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark or trade name as opposed to obtaining the benefit of the trademark or trade name through a royalty or rental fee.
The following table sets forth the components of identified intangible assets associated with the Legacy Primo Acquisition and their estimated weighted average useful lives:

(in millions of U.S. Dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	220.0	20 years
Trade names	140.0	Indefinite
Software	1.3	3 years
Total	361.3

Goodwill
The principal factor that resulted in recognition of goodwill was the basis of the purchase price for the Legacy Primo Acquisition, in part, on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Legacy Primo Acquisition was allocated to the Water Solutions reporting segment, a portion of which is expected to be tax deductible.
Supplemental Pro Forma Data (unaudited)
The following unaudited pro forma financial information for the three months ended March 28, 2020 and March 30, 2019, respectively, represent the combined results of our operations as if the Legacy Primo Acquisition had occurred on December 30, 2018.

	For the Three Months Ended
(in millions of U.S. dollars, except per share amounts)	March 28, 2020	March 30, 2019
Revenue	$514.7	$486.9
Net loss from continuing operations	$(13.0)	$(36.9)
Net income (loss)	$17.9	$(33.9)
Net loss per common share from continuing operations, diluted	$(0.09)	$(0.23)
Net income (loss) per common share, diluted	$0.13	$(0.21)

Note 6—Income Taxes
Income tax benefit was $3.3 million and $1.4 million on pre-tax loss from continuing operations of $30.7 million and $24.1 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The effective income tax rates were 10.7% and 5.8% for the three months ended March 28, 2020 and March 30, 2019, respectively.
The effective tax rate for the three months ended March 28, 2020 varied from the effective tax rate for the three months ended March 30, 2019 due primarily to a release of uncertain tax positions in the first quarter of 2020.

        The Tax Cuts and Jobs Act enacted new Section 163(j) interest expense limitation rules on December 22, 2017. On November 26, 2018, the U.S. Department of the Treasury released proposed regulations to provide interpretative guidance for the new Section 163(j) rules, with early adoption permitted, but such regulations have not been finalized. We have not adopted the proposed regulations. If the proposed regulations are finalized as currently written, they could have a material impact to our Consolidated Financial Statements in the year in which they are finalized.

Note 7—Common Shares and Net Income (Loss) per Common Share
Common Shares
        On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 16, 2019 (the “Repurchase Plan”). For the three months ended March 28, 2020, we repurchased 2,316,835 common shares for $25.0 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled. There can be no assurance as to the precise number of shares, if any, that will be repurchased under the Repurchase Plan in the future, or the aggregate dollar amount of shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
On March 2, 2020, the Company completed the Legacy Primo Acquisition, with the fair value of the 26,497,015 common shares issued at $14.25 per share to holders of Legacy Primo (see Note 5 to the Consolidated Financial Statements).
Net Income (Loss) per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to Primo Water Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to Primo Water Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, performance-based RSUs, and time-based RSUs during the periods presented. Set forth below is a reconciliation of the numerator and denominator for the diluted net income (loss) per common share computations for the periods indicated:

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Numerator (in millions of U.S. dollars):
Net loss from continuing operations	$(27.4)	$(22.7)
Net income from discontinued operations	30.9	3.0
Net income (loss)	3.5	(19.7)
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	141,139	135,948
Basic Earnings Per Share:
Continuing operations	(0.19)	(0.17)
Discontinued operations	0.22	0.03
Net income (loss)	0.02	(0.14)
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	141,139	135,948
Dilutive effect of Stock Options	—	—
Dilutive effect of Performance-based RSUs	—	—
Dilutive effect of Time-based RSUs	—	—
Weighted average common shares outstanding - diluted	141,139	135,948
Diluted Earnings Per Share:
Continuing operations	(0.19)	(0.17)
Discontinued operations	0.22	0.03
Net income (loss)	0.02	(0.14)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Stock Options	6,477	5,378
Performance-based RSUs [1]	750	1,252
Time-based RSUs	557	374
______________________
1  Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

Note 8—Segment Reporting
        Our broad portfolio of products includes bottled water, water dispensers, purified bottled water, self-service refill drinking water, premium spring, sparkling and flavored water, mineral water, filtration equipment, coffee, hot chocolate, soups, malt drinks, creamers/whiteners and cereals.
        During the first quarter of 2020, we completed the Legacy Primo Acquisition. This business was added to our existing Route Based Services reporting segment, which was renamed “Water Solutions” to reflect our strategy of transitioning to a pure-play water solutions provider. Other than the change in name, there was no impact on prior period results for this reporting segment.

(in millions of U.S. dollars)	Water Solutions	All Other	Total
For the Three Months Ended March 28, 2020
Revenue, net	$474.2	$—	$474.2
Depreciation and amortization	44.9	0.1	$45.0
Operating income (loss)	21.5	(25.5)	$(4.0)
Additions to property, plant and equipment	34.9	—	$34.9
As of March 28, 2020
Total assets [1]	$3,663.4	$55.7	$3,719.1
______________________
1 Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	Water Solutions	All Other	Total
For the Three Months Ended March 30, 2019
Revenue, net	$420.5	$7.2	$427.7
Depreciation and amortization	39.6	0.1	39.7
Operating income (loss)	14.0	(13.3)	0.7
Additions to property, plant and equipment	21.9	0.1	22.0
As of December 28, 2019
Total assets [1]	$2,816.1	$48.3	$2,864.4
______________________
1 Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	December 28, 2019
Segment assets [1]	$2,864.4
Assets of discontinued operations [1]	526.5
Total assets	$3,390.9
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
The impact of the COVID-19 pandemic may impact the ability of such customers to meet obligations to us. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in the markets in which we operate and other third parties in response to the pandemic.

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended March 28, 2020
(in millions of U.S. dollars)	Water Solutions	All Other	Total
Revenue, net
Water Direct/Water Exchange	$295.2	$—	$295.2
Water Refill/Water Filtration	30.8	—	30.8
Water Retail	55.4	—	55.4
Water Dispensers	5.9	—	5.9
Other	86.9	—	86.9
Total	$474.2	$—	$474.2

	For the For the Three Months Ended March 30, 2019
(in millions of U.S. dollars)	Water Solutions [1]	All Other	Total
Revenue, net
Water Direct/Water Exchange	$264.2	$—	$264.2
Water Refill/Water Filtration	15.3	—	15.3
Water Retail	50.8	—	50.8
Water Dispensers	—	—	—
Other	90.2	7.2	97.4
Total	$420.5	$7.2	$427.7
______________________
1  Revenues by channel of our Water Solutions reporting segment for the three months ended March 30, 2019 had $15.3 million of revenues reclassified from “other” to “water refill/water filtration” and $5.6 million of revenues reclassified from “other” to “water direct/water exchange” in order to better align the activities after the Legacy Primo Acquisition. In addition, we reclassified $48.6 million of revenues from “coffee and tea services” and $20.1 million of revenues from “retail” into “other” in order to better align with our strategy of transitioning to a pure-play water solutions provider.

Note 9—Inventories
The following table summarizes inventories as of March 28, 2020 and December 28, 2019:

(in millions of U.S. dollars)	March 28, 2020	December 28, 2019
Raw materials	$25.8	$23.8
Finished goods	33.0	24.2
Resale items	15.5	14.0
Other	1.0	0.9
Total	$75.3	$62.9

Note 10—Property, Plant and Equipment, Net
The following table summarizes property, plant and equipment, net as of March 28, 2020 and December 28, 2019:

		March 28, 2020			December 28, 2019
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$95.3	$—	$95.3	$95.3	$—	$95.3
Buildings	10-40	89.9	27.9	62.0	88.9	26.9	62.0
Machinery and equipment	5-15	255.5	68.6	186.9	146.8	66.0	80.8
Plates, films and molds	1-10	1.6	0.6	1.0	1.5	0.6	0.9
Vehicles and transportation equipment	3-15	90.2	60.7	29.5	90.3	59.5	30.8
Leasehold improvements [1]		18.6	11.3	7.3	19.8	10.7	9.1
IT Systems	3-7	17.1	10.3	6.8	15.6	9.9	5.7
Furniture and fixtures	3-10	11.4	8.5	2.9	12.0	8.6	3.4
Customer equipment [2]	3-7	352.6	153.2	199.4	339.7	144.9	194.8
Returnable bottles [3]	3-5	83.9	36.4	47.5	82.0	37.1	44.9
Finance leases [4]		59.1	9.0	50.1	37.6	7.2	30.4
Total		$1,075.2	$386.5	$688.7	$929.5	$371.4	$558.1
______________________
1  Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.
2 Customer equipment consists of coolers, brewers, refrigerators, water purification devices and storage racks held on site at customer locations.
3  Returnable bottles are those bottles on site at our Water Solutions customer locations.
4  Our recorded assets under finance leases relate to IT systems, customer equipment and vehicles and transportation equipment.

The amounts above include construction-in-progress of $9.2 million and $2.4 million as of March 28, 2020 and December 28, 2019, respectively.
Depreciation expense, which includes depreciation recorded for assets under finance leases, for the three months ended March 28, 2020 and March 30, 2019 was $30.6 million and $26.4 million, respectively.

Note 11—Intangible Assets, Net
The following table summarizes intangible assets, net as of March 28, 2020 and December 28, 2019:

	March 28, 2020			December 28, 2019
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Trademarks	$423.9	$—	$423.9	$287.1	$—	$287.1
Total intangible assets not subject to amortization	423.9	—	423.9	287.1	—	287.1
Subject to amortization
Customer relationships	752.2	276.3	475.9	534.9	267.4	267.5
Patents	19.0	4.4	14.6	15.2	4.0	11.2
Software	54.0	29.8	24.2	49.3	28.0	21.3
Other	13.9	5.0	8.9	14.9	5.0	9.9
Total intangible assets subject to amortization	839.1	315.5	523.6	614.3	304.4	309.9
Total intangible assets	$1,263.0	$315.5	$947.5	$901.4	$304.4	$597.0

Amortization expense of intangible assets was $14.4 million and $13.3 million for the three months ended March 28, 2020 and March 30, 2019, respectively.
The estimated amortization expense for intangible assets over the next five years and thereafter is:

(in millions of U.S. dollars)
Remainder of 2020	$49.3
2021	58.1
2022	51.8
2023	43.5
2024	36.6
Thereafter	284.3
Total	$523.6

Note 12—Debt

Revolving Credit Facility and Liquidity

On March 6, 2020 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as parent borrower, Cott Holdings Inc. and Eden Springs Nederland B.V. (“Eden”), each as subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.
The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Revolving Credit Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Revolving Credit Facility will mature five years from the Closing Date and includes letter of credit and swing line loan subfacilities.

Borrowings under the Revolving Credit Facility were used on the Closing Date to refinance in full and terminate our previously existing asset-based lending credit facility, governed by the Second Amended and Restated Credit Agreement, dated January 30, 2019, by and among the Company, the other loan parties party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto (as amended, the “ABL Credit Agreement”). Certain letters of credit outstanding under the ABL Credit Agreement were rolled over under the Revolving Credit Facility on the Closing Date. We incurred approximately $3.4 million of financing fees in connection with the Revolving Credit Facility. The Revolving Credit Facility was considered to be a modification of the ABL Credit Agreement under GAAP. These new financing fees along with $1.8 million of unamortized deferred costs of the ABL Credit Agreement are being amortized using the straight-line method over the duration of the Revolving Credit Facility.
As of March 28, 2020, the outstanding borrowings under the Revolving Credit Facility were $118.0 million and was recorded in short-term borrowings on the Consolidated Balance Sheet. Outstanding letters of credit totaled $43.3 million resulting in total utilization under the Revolving Credit Facility of $161.3 million. Accordingly, unused availability under the Revolving Credit Facility as of March 28, 2020 amounted to $188.7 million.
Borrowings under the Credit Agreement will bear interest at a rate per annum equal to either: (a) a eurocurrency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the eurocurrency rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin. Prior to delivery of financial statements and a compliance certificate for the full fiscal quarter following the Closing Date, the applicable margin for eurocurrency rate loans will be 150 basis points and the applicable margin for base rate loans will be 50 basis points. Thereafter, the applicable margin for eurocurrency rate loans ranges from 137.5 to 200 basis points and the applicable margin for base rate loans ranges from 37.5 to 100 basis points, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 20 to 30 basis points per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.

Affirmative Covenants and Ratios

The Credit Agreement has two financial covenants, a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which the Company consummates a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. Per the Credit Agreement, the Company is required to calculate these two financial covenants commencing with the initial test period ending June 27, 2020.

In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. The Company was in compliance with all covenants as of March 28, 2020.

Note 13—Accumulated Other Comprehensive (Loss) Income
        Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three months ended March 28, 2020 and March 30, 2019 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 29, 2018	$(9.7)	$0.3	$(92.3)	$(101.7)
OCI before reclassifications	(8.1)	—	10.6	2.5
Amounts reclassified from AOCI	2.6	—	—	2.6
Net current-period OCI	(5.5)	—	10.6	5.1
Ending balance March 30, 2019	$(15.2)	$0.3	$(81.7)	$(96.6)

Beginning balance December 28, 2019	$11.2	$(1.0)	$(78.7)	$(68.5)
OCI before reclassifications	(8.7)	—	(18.7)	(27.4)
Amounts reclassified from AOCI	(2.5)	—	—	(2.5)
Net current-period OCI	(11.2)	—	(18.7)	(29.9)
Ending Balance March 28, 2020	$—	$(1.0)	$(97.4)	$(98.4)
______________________
1  All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three months ended March 28, 2020 and March 30, 2019, respectively:

(in millions of U.S. dollars)	For the Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	March 28, 2020	March 30, 2019
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$0.1	$(2.6)	Cost of sales
Commodity hedges [2]	2.4	—	Gain on sale of discontinued operations
	2.5	(2.6)	Total before taxes
	—	—	Tax expense or (benefit)
	$2.5	$(2.6)	Net of tax
Amortization of pension benefit plan items
Actuarial (losses)/gains [3]	—	—
Prior service costs [3]	$—	$—
	—	—	Total before taxes
	—	—	Tax expense or (benefit)
	$—	$—	Net of tax
Total reclassifications for the period	$2.5	$(2.6)	Net of tax
______________________
1  Amounts in parentheses indicate debits.
2 Net of $1.3 million of associated tax impact that resulted in a decrease to the gain on the sale of discontinued operations for the three months ended March 28, 2020.
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
In April 2020, the Company agreed to a settlement of $27.2 million related to a personal injury matter. The loss contingency of $27.2 million was accrued in accounts payable and accrued liabilities in the Consolidated Balance Sheet as of March 28, 2020. The Company has also recorded a receivable of $27.0 million for proceeds we will receive from our insurance providers in connection with the claim. The receivable is recorded in accounts receivable, net in the Consolidated Balance Sheet as of March 28, 2020.
Also, the Israeli Ministry of Environmental Protection (the “Ministry”) has alleged that a non-profit recycling corporation, which collects and recycles bottles sold by manufacturers, including Eden, failed to meet recycling quotas in 2016, in violation of Israeli law. The law imposes liability directly on manufacturers, and the Ministry has asserted that the manufacturers involved with the corporation owe a fine. Eden received a notice from the Ministry on June 21, 2018. Eden has since undertaken an administrative appeal process and intends to proceed to litigation. Although we cannot predict the outcome of any potential proceedings at this early stage, Eden may be subject to a fine in excess of $0.1 million. Management believes, however, that the resolution of this matter will not be material to our financial position, results of operations, or cash flows.
We had $43.3 million in standby letters of credit outstanding as of March 28, 2020 ($47.4 million as of December 28, 2019).
Guarantees
        After the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our RCI finished goods export business in January 2018, we have continued to provide contractual payment guarantees to three third-party lessors of certain real property used in these businesses. The leases were conveyed to Refresco as part of the sale, but our guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $27.7 million as of March 28, 2020 ($29.4 million—December 28, 2019) was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. Discussions with the landlords are ongoing. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

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
The three levels of inputs used to measure fair value are as follows:

•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of March 28, 2020 and December 28, 2019 were as follows:

	March 28, 2020		December 28, 2019
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2024 [1,2]	488.1	484.4	493.5	514.5
5.500% senior notes due in 2025 [1,2]	742.1	695.7	741.8	775.3
Total	$1,230.2	$1,180.1	$1,235.3	$1,289.8
______________________
1  The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2 Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of March 28, 2020 and December 28, 2019.

Note 16—Subsequent Events
On April 3, 2020, the Company borrowed approximately $170.0 million (the “Borrowings”) under the Revolving Credit Facility. After giving effect to the Borrowings, the current balance of loans under the Revolving Credit Facility is $306.0 million, along with $43.3 million being utilized for letters of credit. The Borrowings are scheduled to mature five years from the Closing Date and may be repaid at any time without penalty. We have elected to draw down on our Revolving Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering current uncertainty in the global markets resulting from the COVID-19 pandemic.
On May 5, 2020, our Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on June 17, 2020 to shareowners of record at the close of business on June 5, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
        This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (our “2019 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A in our 2019 Annual Report and under “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. As used herein, “Primo,” “the Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
Overview
        Primo is a leading pure-play water solutions provider in North America, Europe and Israel. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through major retailers and online at various price points or leased to customers. The dispensers help increase household penetration which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its market leading Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its market leading Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units across its 21-country footprint representing a top five position.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection.
The market in which we operate is subject to some seasonal variations. Our water delivery sales are generally higher during the warmer months. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year.
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
During the first quarter of 2020, we completed the Legacy Primo Acquisition (defined below). This business was added to our existing Route Based Services reporting segment, which was renamed “Water Solutions” to reflect our strategy of transitioning to a pure-play water solutions provider. Other than the change in name, there was no impact on prior period results for this reporting segment.
COVID-19
Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), and how they will further impact our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
We have implemented safety protocols at our facilities and have been working and will continue to work closely with our business partners on contingency planning in an effort to maintain supply. To date, we have not experienced a material disruption to our operations or supply chain.

While we have deployed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols and have taken other operational actions in an effort to try to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.
As we deliver bottled water to residential and business customers across a 21-country footprint and provide multi-gallon purified bottled water, self-service refill drinking water and water dispensers to customers through major retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction and changes in demand as a result of COVID-19 will vary in scope and timing across these markets. For example, to date, we have seen an increase in volumes in our residential water direct business and a decrease in volumes in our commercial water direct business as a result of the COVID-19 pandemic. Any continued economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our business partners’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
Divestiture, Acquisition and Financing Transactions
        On March 6, 2020 (the “Closing Date”), we entered into a credit agreement among the Company, as parent borrower, Cott Holdings Inc. and Eden Springs Nederland B.V. (“Eden”), each as subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Credit Agreement”).
The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Revolving Credit Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Revolving Credit Facility will mature five years from the Closing Date and includes letter of credit and swing line loan subfacilities. Borrowings under the Revolving Credit Facility were used on the Closing Date to refinance in full and terminate our previously existing asset-based lending credit facility.
On March 2, 2020, pursuant to the terms and conditions of the Agreement and Plan of Merger entered into on January 13, 2020, Cott Corporation completed the acquisition of Primo Water Corporation (“Legacy Primo” and such transaction, the “Legacy Primo Acquisition”). The aggregate consideration paid in the Legacy Primo Acquisition was approximately $798.2 million and includes $377.6 million of our common shares issued by us to holders of Legacy Primo common stock, $216.1 million paid in cash by us to holders of Legacy Primo common stock, $196.9 million of cash paid to retire outstanding indebtedness on behalf of Legacy Primo, $4.7 million to settle a pre-existing liability and $2.9 million in fair value of replacement common share options and restricted stock units for vested Legacy Primo awards. The Legacy Primo Acquisition is consistent with our strategy of transitioning to a pure-play water solutions provider.
In connection with the closing of the Legacy Primo Acquisition, Cott Corporation changed its corporate name to Primo Water Corporation and its ticker symbol on the New York Stock Exchange and Toronto Stock Exchange to “PRMW”.
On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”), to Westrock Coffee Company, LLC, a Delaware limited liability company (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company (“S&D Divestiture”). The aggregate deal consideration was $405.0 million, paid at closing in cash, subject to adjustment for indebtedness, working capital and other customary post-closing adjustments. We used the proceeds of the transaction to finance a portion of the Legacy Primo Acquisition.
As a result of the S&D Divestiture, the operating results associated with S&D have been presented as discontinued operations for all periods presented. The following discussion and analysis of financial condition and results of operations are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements
        In addition to historical information, this report, and any documents incorporated in this report by reference, may contain statements relating to future events and future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Primo Water Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, cash flows, capital expenditures or other financial items, statements regarding our intentions to pay regular quarterly dividends on our common shares, and discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this report and any documents incorporated in this report by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this report.
        The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A “Risk Factors” in our 2019 Annual Report and in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.
The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:
•our ability to compete successfully in the markets in which we operate;
•fluctuations in commodity prices and our ability to pass on increased costs to our customers or hedge against such rising costs, and the impact of those increased prices on our volumes;
•our ability to manage our operations successfully;
•the impact of national, regional and global events, including those of a political, economic, business and competitive nature;
•the impact of the spread of COVID-19 on our business, financial condition and results of operations;
•our ability to fully realize the potential benefit of transactions (including the Legacy Primo Acquisition and the S&D Divestiture) or other strategic opportunities that we pursue;
•potential liabilities associated with our recent divestitures;
•our ability to realize cost synergies of our acquisitions due to integration difficulties and other challenges;
•our limited indemnification rights in connection with the Legacy Primo Acquisition;
•our exposure to intangible asset risk;
•currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the exchange between the Euro, the Canadian dollar and other currencies and the exchange between the British pound sterling and the Euro;
•our ability to maintain favorable arrangements and relationships with our suppliers;
•our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;
•our ability to maintain compliance with the covenants and conditions under our debt agreements;
•fluctuations in interest rates, which could increase our borrowing costs;

•the incurrence of substantial indebtedness to finance our acquisitions, including the Legacy Primo Acquisition;
•the impact on our financial results from uncertainty in the financial markets and other adverse changes in general economic conditions;
•any disruption to production at our manufacturing facilities;
•our ability to maintain access to our water sources;
•our ability to protect our intellectual property;
•compliance with product health and safety standards;
•liability for injury or illness caused by the consumption of contaminated products;
•liability and damage to our reputation as a result of litigation or legal proceedings;
•changes in the legal and regulatory environment in which we operate;
•the seasonal nature of our business and the effect of adverse weather conditions;
•our ability to recruit, retain and integrate new management;
•our ability to renew our collective bargaining agreements on satisfactory terms;
•disruptions in our information systems;
•our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company;
•our ability to maintain our quarterly dividend;
•our ability to adequately address the challenges and risks associated with our international operations and address difficulties in complying with laws and regulations including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010;
•increased tax liabilities in the various jurisdictions in which we operate;
•our ability to utilize tax attributes to offset future taxable income;
•the impact of the 2017 Tax Cuts and Jobs Act on our tax obligations and effective tax rate; or
•credit rating changes.
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
        We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) from continuing operations before interest expense, net, expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, foreign exchange and other losses, net, loss on disposal of property, plant and equipment, net, loss on sale of business and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance.

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
Summary Financial Results
Net loss from continuing operations for the three months ended March 28, 2020 (the “first quarter”) was $27.4 million or $0.19 per diluted common share, compared with net loss from continuing operations of $22.7 million or $0.17 per diluted common share for the three months ended March 30, 2019.
The following items of significance affected our financial results for the first three months of 2020:

•Net revenue increased $46.5 million, or 10.9%, from the prior year period due primarily to the addition of revenues from the Legacy Primo business, pricing initiatives, and growth in water consumption and volumes due to increased consumer demand, partially offset by a decline in office coffee service volumes and a decrease in revenues contributed by our Cott Beverages LLC business that was sold during the first quarter of 2019;
•Gross profit increased to $273.3 million from $243.1 million in the prior year period due primarily to the addition of the Legacy Primo business, pricing initiatives and growth in water consumption and volumes due to increased consumer demand. Gross profit as a percentage of net revenue was 57.6% compared to 56.8% in the prior year period;
•Selling, general and administrative (“SG&A”) expenses increased to $255.1 million from $235.8 million in the prior year period due primarily to the addition of the Legacy Primo business as well as an increase in selling and services costs due to the increase in volumes, partially offset by lower SG&A expenses incurred by our Cott Beverages LLC business that was sold during the first quarter of 2019. SG&A expenses as a percentage of net revenue was 53.8% compared to 55.1% in the prior year period;
•Acquisition and integration expenses increased to $20.8 million from $4.7 million in the prior year period due primarily to the addition of the Legacy Primo business, partially offset by lower acquisition and integration expenses related to our Mountain Valley and Crystal Rock businesses. Acquisition and integration expenses as a percentage of revenue was 4.4% compared to 1.1% in the prior year period;
•Other expense, net was $7.0 million compared to $5.5 million in the prior year period due primarily to an increase of net losses on foreign currency transactions in the first quarter, partially offset by the loss recognized on the sale of our Cott Beverages LLC business in the prior year period;
•Income tax benefit was $3.3 million on pre-tax loss from continuing operations of $30.7 million compared to income tax benefit of $1.4 million on pre-tax loss from continuing operations of $24.1 million in the prior year period due primarily to a release of uncertain tax positions in the first quarter;
•Adjusted EBITDA increased to $70.4 million compared to $53.7 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $4.7 million compared to $15.1 million in the prior year period. The $10.4 million decrease was due primarily to the increase in net loss from continuing operations and the change in working capital balances relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended March 28, 2020 and March 30, 2019:

	For the Three Months Ended
	March 28, 2020		March 30, 2019
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	474.2	100.0	427.7	100.0
Cost of sales	200.9	42.4	184.6	43.2
Gross profit	273.3	57.6	243.1	56.8
Selling, general and administrative expenses	255.1	53.8	235.8	55.1
Loss on disposal of property, plant and equipment, net	1.4	0.3	1.9	0.4
Acquisition and integration expenses	20.8	4.4	4.7	1.1
Operating (loss) income	(4.0)	(0.8)	0.7	0.2
Other expense, net	7.0	1.5	5.5	1.3
Interest expense, net	19.7	4.2	19.3	4.5
Loss from continuing operations before income taxes	(30.7)	(6.5)	(24.1)	(5.6)
Income tax benefit	(3.3)	(0.7)	(1.4)	(0.3)
Net loss from continuing operations	(27.4)	(5.8)	(22.7)	(5.3)
Net income from discontinued operations, net of income taxes	30.9	6.5	3.0	0.7
Net income (loss)	3.5	0.7	(19.7)	(4.6)
Depreciation & amortization	45.0	9.5	39.7	9.3

The following table summarizes the change in revenue by reporting segment for the three months ended March 28, 2020:

	For the Three Months Ended March 28, 2020
(in millions of U.S. dollars, except percentage amounts)	Water Solutions	All Other	Eliminations	Total
Change in revenue	$53.7	$(7.2)	$—	$46.5
Impact of foreign exchange [1]	0.2	—	—	0.2
Change excluding foreign exchange	$53.9	$(7.2)	$—	$46.7
Percentage change in revenue	12.8%	(100.0)%	—%	10.9%
Percentage change in revenue excluding foreign exchange	12.8%	(100.0)%	—%	10.9%
______________________
1  Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following table summarizes the change in gross profit by reporting segment for the three months ended March 28, 2020:

	For the Three Months Ended March 28, 2020
(in millions of U.S. dollars, except percentage amounts)	Water Solutions	All Other	Eliminations	Total
Change in gross profit	$30.5	$(0.3)	$—	$30.2
Impact of foreign exchange [1]	0.1	—	—	0.1
Change excluding foreign exchange	$30.6	$(0.3)	$—	$30.3
Percentage change in gross profit	12.6%	(100.0)%	—%	12.4%
Percentage change in gross profit excluding foreign exchange	12.6%	(100.0)%	—%	12.5%
______________________
1  Impact of foreign exchange is the difference between the current period gross profit translated utilizing the current period average foreign exchange rates less the current period gross profit translated utilizing the prior period average foreign exchange rates.

        Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are disclosed in the All Other category.
        The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three months ended March 28, 2020 and March 30, 2019:

	For the Three Months Ended
(in millions of U.S. dollars)	March 28, 2020	March 30, 2019
Revenue, net
Water Solutions	$474.2	$420.5
All Other	—	7.2
Total	$474.2	$427.7
Gross profit
Water Solutions	$273.3	$242.8
All Other	—	0.3
Total	$273.3	$243.1
Selling, general and administrative expenses
Water Solutions	$245.3	$224.5
All Other	9.8	11.3
Total	$255.1	$235.8
Operating income (loss)
Water Solutions	$21.5	$14.0
All Other	(25.5)	(13.3)
Total	$(4.0)	$0.7

The following tables summarize net revenue by channel for the three months ended March 28, 2020 and March 30, 2019:

	For the Three Months Ended March 28, 2020
(in millions of U.S. dollars)	Water Solutions	All Other	Total
Revenue, net
Water Direct/Water Exchange	$295.2	$—	$295.2
Water Refill/Water Filtration	30.8	—	30.8
Water Retail	55.4	—	55.4
Water Dispensers	5.9	—	5.9
Other	86.9	—	86.9
Total	$474.2	$—	$474.2

	For the Three Months Ended March 30, 2019
(in millions of U.S. dollars)	Water Solutions	All Other	Total
Revenue, net
Water Direct/Water Exchange	$264.2	$—	$264.2
Water Refill/Water Filtration	15.3	—	15.3
Water Retail	50.8	—	50.8
Water Dispensers	—	—	—
Other	90.2	7.2	97.4
Total	$420.5	$7.2	$427.7
______________________
1  Revenues by channel of our Water Solutions reporting segment for the three months ended March 30, 2019 had $15.3 million of revenues reclassified from “other” to “water refill/water filtration” and $5.6 million of revenues reclassified from “other” to “water direct/water exchange” in order to better align the activities after the Legacy Primo Acquisition. In addition, we reclassified $48.6 million of revenues from “coffee and tea services” and $20.1 million of revenues from “retail” into “other” in order to better align with our strategy of transitioning to a pure-play water solutions provider.

The following tables summarize gross margin by channel for the three months ended March 28, 2020 and March 30, 2019:

	For the Three Months Ended March 28, 2020
(in millions of U.S. dollars)	Water Solutions	All Other	Total
Gross margin
Water Direct/Water Exchange	72.1%	—%	72.1%
Water Refill/Water Filtration	72.1%	—%	72.1%
Water Retail	14.6%	—%	14.6%
Water Dispensers	3.4%	—%	3.4%
Other	34.5%	—%	34.5%
Total	57.6%	—%	57.6%

	For the Three Months Ended March 30, 2019
(in millions of U.S. dollars)	Water Solutions	All Other	Total
Gross margin
Water Direct/Water Exchange	72.8%	—%	72.8%
Water Refill/Water Filtration	86.9%	—%	86.9%
Water Retail	12.0%	—%	12.0%
Water Dispensers	—%	—%	—%
Other	34.5%	4.2%	32.2%
Total	57.7%	4.2%	56.8%

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended March 28, 2020 and March 30, 2019:

	For the Three Months Ended
(in millions of U.S. dollars)	March 28, 2020	March 30, 2019
Net loss from continuing operations	$(27.4)	$(22.7)
Interest expense, net	19.7	19.3
Income tax benefit	(3.3)	(1.4)
Depreciation and amortization	45.0	39.7
EBITDA	$34.0	$34.9
Acquisition and integration costs [1]	20.8	4.7
Share-based compensation costs	2.4	3.1
Foreign exchange and other losses, net	6.3	1.0
Loss on disposal of property, plant and equipment, net	1.4	1.9
Loss on sale of business	—	5.4
Other adjustments, net	5.5	2.7
Adjusted EBITDA	$70.4	$53.7
______________________
1  Includes $0.2 million of share-based compensation costs for the three months ended March 30, 2019 related to awards granted in connection with the acquisition of our Eden business.

Three Months Ended March 28, 2020 Compared to Three Months Ended March 30, 2019
Revenue, Net
Net revenue increased $46.5 million, or 10.9%, in the first quarter from the comparable prior year period.
Water Solutions net revenue increased $53.7 million, or 12.8%, in the first quarter from the comparable prior year period due primarily to the addition of revenues from the Legacy Primo business, pricing initiatives, and growth in water consumption and volumes due to increased consumer demand, partially offset by a decline in office coffee service volumes.
All Other net revenue decreased $7.2 million, or 100.0%, in the first quarter from the comparable prior year period due primarily to less revenue contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.

Gross Profit
Gross profit increased to $273.3 million in the first quarter from $243.1 million in the comparable prior year period. Gross profit as a percentage of revenue was 57.6% in the first quarter compared to 56.8% in the comparable prior year period.
Water Solutions gross profit increased to $273.3 million in the first quarter from $242.8 million in the comparable prior year period due primarily to the addition of the Legacy Primo business, pricing initiatives and growth in water consumption and volumes due to increased consumer demand.
All Other gross profit decreased to nil in the first quarter from $0.3 million in the comparable prior year period due primarily to less gross profit contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses increased to $255.1 million in the first quarter from $235.8 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 53.8% in the first quarter compared to 55.1% in the comparable prior year period.
Water Solutions SG&A expenses increased to $245.3 million in the first quarter from $224.5 million in the comparable prior year period due primarily to the addition of the Legacy Primo business as well as an increase in selling and services costs due to the increase in volumes.
All Other SG&A expenses decreased to $9.8 million in the first quarter from $11.3 million in the comparable prior year period due primarily to lower SG&A expenses incurred by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $20.8 million in the first quarter from $4.7 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 4.4% in the first quarter compared to 1.1% in the comparable prior year period.
Water Solutions acquisition and integration expenses increased to $5.2 million in the first quarter from $2.4 million in the comparable prior year period due primarily to the addition of the Legacy Primo business, partially offset by lower acquisition and integration expenses related to our Mountain Valley and Crystal Rock businesses.
All Other acquisition and integration expenses increased to $15.6 million in the first quarter from $2.3 million in the comparable prior year period due primarily to the addition of the Legacy Primo business, partially offset by lower acquisition and integration expenses related to our Mountain Valley and Crystal Rock businesses.
Operating (Loss) Income
Operating loss was $4.0 million in the first quarter compared to operating income of $0.7 million in the comparable prior year period.
Water Solutions operating income increased to $21.5 million in the first quarter from $14.0 million in the comparable prior year period due to the items discussed above.
All Other operating loss increased to $25.5 million in the first quarter from $13.3 million in the comparable prior year period due to the items discussed above.
Other Expense, Net
Other expense, net was $7.0 million for the first quarter compared to $5.5 million in the comparable prior year period due primarily to an increase of net losses on foreign currency transactions in the first quarter, partially offset by the loss recognized on the sale of our Cott Beverages LLC business in the prior year period.
Income Taxes
Income tax benefit was $3.3 million in the first quarter compared to $1.4 million in the comparable prior year period. The effective tax rate for the first quarter was 10.7% compared to 5.8% in the comparable prior year period.
The effective tax rate for the first quarter varied from the effective tax rate from the comparable prior year period due primarily to a release of uncertain tax positions in the first quarter.

Liquidity and Capital Resources
As of March 28, 2020, we had total debt of $1,407.8 million and $112.2 million of cash and cash equivalents compared to $1,358.4 million of debt and $156.9 million of cash and cash equivalents as of December 28, 2019. Our cash and cash equivalents balance as of March 28, 2020 and December 28, 2019 includes $12.4 million of cash proceeds received from the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our Royal Crown International finished goods export business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. Our cash and cash equivalents balance as of March 28, 2020 and December 28, 2019 also includes $0.5 million of cash proceeds received from the sale of our Cott Beverages LLC business that are being held in escrow by a third party escrow agent to secure potential indemnification claims.
The recent COVID-19 pandemic has disrupted our business. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary. In response to the COVID-19 pandemic, we have taken certain measures to preserve our liquidity. For example, on April 3, 2020, we borrowed $170.0 million under the Revolving Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering current uncertainty in the global markets resulting from the COVID-19 pandemic.
We believe that our level of resources, which includes cash on hand, borrowings under our Revolving Credit Facility and funds provided by our operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the Revolving Credit Facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our Credit Agreement or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.
As of March 28, 2020, our outstanding borrowings under the Revolving Credit Facility were $118.0 million and outstanding letters of credit totaled $43.3 million resulting in total utilization under the Revolving Credit Facility of $161.3 million. Accordingly, unused availability under the Revolving Credit Facility as of March 28, 2020 amounted to $188.7 million.
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
We may, from time to time, depending on market conditions, including without limitation whether our outstanding notes are then trading at a discount to their face amount, repurchase our outstanding notes for cash and/or in exchange for our common shares, warrants, preferred shares, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material. However, the covenants in our Revolving Credit Facility subject such purchases to certain limitations and conditions.
A dividend of $0.06 per common share was declared during the first quarter of 2020 for an aggregate dividend payment of approximately $9.6 million.

The following table summarizes our cash flows for the three months ended March 28, 2020 and March 30, 2019, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	March 28, 2020	March 30, 2019
Net cash provided by operating activities from continuing operations	$4.7	$15.1
Net cash (used in) provided by investing activities from continuing operations	(460.2)	24.0
Net cash used in financing activities from continuing operations	(12.8)	(46.7)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	(17.3)	8.5
Net cash provided by (used in) investing activities from discontinued operations	394.5	(19.1)
Net cash used in financing activities from discontinued operations	(0.1)	—
Effect of exchange rate changes on cash	(2.1)	1.3
Net decrease in cash, cash equivalents and restricted cash	(93.3)	(16.9)
Cash and cash equivalents and restricted cash, beginning of period	205.5	170.8
Cash and cash equivalents and restricted cash from continuing operations, end of period	$112.2	$153.9
Operating Activities
Cash provided by operating activities from continuing operations was $4.7 million year to date compared to $15.1 million in the comparable prior year period. The $10.4 million decrease was due primarily to the increase in net loss from continuing operations and the change in working capital balances relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $460.2 million year to date compared to cash provided by investing activities from continuing operations of $24.0 million in the comparable prior year period. The $484.2 million increase was due primarily to the cash used to acquire our Legacy Primo business, an increase in additions to property, plant and equipment relative to the prior year period, and cash received from the sale of our Cott Beverages LLC business in the prior year period.
Financing Activities
Cash used in financing activities from continuing operations was $12.8 million year to date compared to $46.7 million in the comparable prior year period. The $33.9 million decrease was due primarily to an increase in short-term borrowings relative to the prior year period, partially offset by an increase in common shares repurchased relative to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of March 28, 2020.
Contractual Obligations
We have no material changes to the disclosure on this matter made in our 2019 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2019 Annual Report.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of March 28, 2020, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. Per the Credit Agreement, we are required to calculate these two financial covenants commencing with the initial test period ending June 27, 2020.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of March 28, 2020.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 16, 2019 (the “Repurchase Plan”). For the three months ended March 28, 2020, we repurchased 2,316,835 common shares for $25.0 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled. There can be no assurance as to the precise number of shares, if any, that will be repurchased under the Repurchase Plan in the future, or the aggregate dollar amount of shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Tax Withholding
In the first quarter of 2020, an aggregate of 458,972 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the first quarter of 2019, an aggregate of 200,309 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 28, 2019, our equity has increased by $314.5 million. The increase was due primarily to the issuance of common shares of $383.6 million and net income of $3.5 million, partially offset by common shares repurchased and canceled of $31.9 million, other comprehensive loss, net of tax of $29.9 million and common share dividend payments of $9.6 million.

Dividend Payments
Common Share Dividend
On February 19, 2020, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on March 25, 2020 to shareowners of record at the close of business on March 10, 2020. On May 5, 2020, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on June 17, 2020 to shareowners of record at the close of business on June 5, 2020. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.
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
WWe have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2019 Annual Report.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes. We have no material changes to our Quantitative and Qualitative Disclosures about Market Risk as filed in our 2019 Annual Report.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, while also under shelter-in-place orders or other restrictions. Established business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 28, 2020. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of March 28, 2020, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Reference is made to the legal proceedings described Note 14 to the Consolidated Financial Statements.

Item 1A. Risk Factors
The Company’s business, financial condition, results of operations and cash flows are subject to various risks, which could cause actual results to vary materially from anticipated results. The risk factor described below supplements the risk factors disclosed in Part 1, Item 1A Risk Factors in our 2019 Annual Report. The risk factor set forth below should be read together with other information included in this Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
The impact of the spread of COVID-19 is creating significant uncertainty for our business, financial condition and results of operations.
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, government actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.
Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), and how they will further impact our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. If a significant percentage of our workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions or other governmental restrictions, our operations will be negatively impacted. Any sustained interruption in our business operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions can impair our ability to make, manufacture, distribute or sell our products. Compliance with governmental measures imposed in response to COVID-19 has caused and may continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including any failure to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.
As we deliver bottled water to residential and business customers across a 21-country footprint and provide multi-gallon purified bottled water, self-service refill drinking water and water dispensers to customers through major retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction and changes in demand as a result of COVID-19 will vary in scope and timing across these markets. For example, to date, we have seen an increase in volumes in our residential water direct business and a decrease in volumes in our commercial water direct business as a result of the COVID-19 pandemic. Any continued economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our business partners’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all.

While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols and other operational actions in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, there can be no assurance that we will be successful in our efforts, and as a result, our business, financial condition and results of operations and the prices of our publicly traded securities may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchase Program
On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 16, 2019 (the “Repurchase Plan”).
The following table summarizes the repurchase activity under the Repurchase Plan during the first quarter of 2020:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2019 - January 31, 2020	—	$—	—	$—
February 1, 2020 - February 29, 2020	—	$—	—	$—
March 1, 2020 - March 28, 2020	2,316,835	$10.79	2,316,835	$25,009,946
Total	2,316,835		2,316,835

Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2020 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2019 - January 31, 2020	1,917	$15.28	N/A	N/A
February 1, 2020 - February 29, 2020	418,562	$15.35	N/A	N/A
March 1, 2020 - March 28, 2020	38,493	$12.58	N/A	N/A
Total	458,972

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1 (1)	Agreement and Plan of Merger, dated as of January 13, 2020, by and among Cott Corporation, Cott Holdings Inc., Fore Acquisition Corporation, Fore Merger LLC and Primo Water Corporation.	8-K	2.1	1/13/2020	001-31410
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 28, 2020, by and among Cott Corporation, Cott Holdings Inc., Fore Merger LLC, Fore Acquisition Corporation and Primo Water Corporation (incorporated by reference to the copy included as Annex A-2 to Part I of Cott’s Registration Statement on Form S-4, filed on January 28, 2020).	S-4	2.2	1/28/2020	333-236122
2.3 (1)	Stock Purchase Agreement, dated as of January 30, 2020, by and among Cott Corporation, Cott Holdings Inc., S. & D. Coffee, Inc. and Westrock Coffee Company, LLC.	8-K	2.1	2/3/2020	001-31410
3.1	Articles of Amendment to Articles of Amalgamation of Cott Corporation.	8-K	3.1	3/5/2020	001-31410
3.2	By-laws of Cott Corporation, as amended.	8-A	3.2	5/4/2018	001-31410
10.1	Form of Tender and Support Agreement, dated as of January 13, 2020, by and among Cott Corporation, Fore Acquisition Corporation and certain stockholders of Primo Water Corporation.	8-K	10.1	1/13/2020	001-31410
10.2	Form of Side Letter, dated as of January 13, 2020, by and among Cott Corporation, Fore Acquisition Corporation and certain stockholders of Primo Water Corporation.	8-K	10.2	1/13/2020	001-31410
10.3 (2)	Commitment Letter, dated as of January 13, 2020, by and among Cott Corporation and Deutsche Bank AG, New York Branch.	8-K	10.3	1/13/2020	001-31410
10.4	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of February 7, 2020, and among Cott Corporation, Cott Holdings Inc., DS Services of America, Inc., S. & D. Coffee, Inc., Aimia Foods Limited, Aquaterra Corporation and the other Loan Parties party thereto, the Lenders party thereto, as 2020 consenting lenders, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto.	8-K	10.1	2/11/2020	001-31410
10.5 (3)	Credit Agreement, dated as of March 6, 2020, by and among Primo Water Corporation, as parent borrower, Cott Holdings Inc. and Eden Springs Nederland B.V., as subsidiary borrowers, certain other subsidiaries of the Company designated as subsidiary borrowers from time to time, Bank of America, N.A., as administrative agent, collateral agent, lead arranger and bookrunner, and the lenders party thereto.	8-K	10.1	3/10/2020	001-31410
10.6 (4)	Amendment No. 3 to the Amended and Restated Cott Corporation Equity Incentive Plan, dated March 13, 2020.					*

10.7 (4)	Amendment No. 1 to the Cott Corporation 2018 Equity Incentive Plan, dated March 13, 2020.	*
10.8 (4)	Amendment No. 2 to the Cott Corporation Severance and Non-Competition Plan, dated March 13, 2020.	*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2020.	*
31.2	Certification of the Chief Financial and Administrative Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2020.	*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2020.	*
32.2	Certification of the Chief Financial and Administrative Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2020.	*
101	The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, filed May 7, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
______________________
1  Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the Agreement and Plan of Merger or the Stock Purchase Agreement, as applicable.
2 Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.
3 Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
4 Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: May 7, 2020	/s/ Jay Wells
Jay Wells
Chief Financial and Administrative Officer
(On behalf of the Company)

Date: May 7, 2020	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)