Form 10-Q
period 2020-06-27
Primo Water Corp /CN/
filed 2020-08-06
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 27, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2020
Common Shares, no par value per share	160,085,667

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue, net	$456.8	$455.6	$931.0	$883.3
Cost of sales	202.1	184.0	403.0	368.6
Gross profit	254.7	271.6	528.0	514.7
Selling, general and administrative expenses	246.7	245.7	501.8	481.5
Loss on disposal of property, plant and equipment, net	2.5	1.7	3.9	3.6
Acquisition and integration expenses	4.3	2.7	25.1	7.4
Goodwill and intangible asset impairment charges	115.2	—	115.2	—
Operating (loss) income	(114.0)	21.5	(118.0)	22.2
Other (income) expense, net	(1.6)	(2.2)	5.4	3.3
Interest expense, net	20.7	18.8	40.4	38.1
(Loss) income from continuing operations before income taxes	(133.1)	4.9	(163.8)	(19.2)
Income tax (benefit) expense	(1.4)	2.2	(4.7)	0.8
Net (loss) income from continuing operations	$(131.7)	$2.7	$(159.1)	$(20.0)
Net (loss) income from discontinued operations, net of income taxes	(4.3)	1.7	26.6	4.7
Net (loss) income	$(136.0)	$4.4	$(132.5)	$(15.3)
Net (loss) income per common share
Basic:
Continuing operations	$(0.82)	$0.02	$(1.06)	$(0.15)
Discontinued operations	$(0.03)	$0.01	$0.18	$0.04
Net (loss) income	$(0.85)	$0.03	$(0.88)	$(0.11)
Diluted:
Continuing operations	$(0.82)	$0.02	$(1.06)	$(0.15)
Discontinued operations	$(0.03)	$0.01	$0.18	$0.04
Net (loss) income	$(0.85)	$0.03	$(0.88)	$(0.11)
Weighted average common shares outstanding (in thousands)
Basic	159,931	135,569	150,535	135,758
Diluted	159,931	137,306	150,535	135,758

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income	$(136.0)	$4.4	$(132.5)	$(15.3)
Other comprehensive (loss) income:
Currency translation adjustment	8.4	(3.5)	(10.3)	7.1
Income (loss) on derivative instruments, net of tax [1,2]	—	12.5	(11.2)	7.0
Comprehensive (loss) income	$(127.6)	$13.4	$(154.0)	$(1.2)
______________________
1 Net of the effect of $3.0 million tax benefit for the six months ended June 27, 2020 and $4.9 million and $3.3 million tax expense for the three and six months ended June 29, 2019, respectively.
2 Net of $1.3 million of associated tax impact that resulted in a decrease to the gain on sale of discontinued operations for the six months ended June 27, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	June 27, 2020	December 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$211.1	$156.9
Accounts receivable, net of allowance of $12.9 ($8.8 as of December 28, 2019)	223.3	216.7
Inventories	73.2	62.9
Prepaid expenses and other current assets	23.5	19.1
Current assets of discontinued operations	—	186.7
Total current assets	531.1	642.3
Property, plant and equipment, net	693.1	558.1
Operating lease right-of-use-assets	179.5	185.7
Goodwill	1,244.9	1,047.5
Intangible assets, net	980.7	597.0
Other long-term assets, net	24.4	20.5
Long-term assets of discontinued operations	—	339.8
Total assets	$3,653.7	$3,390.9
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$217.7	$92.4
Current maturities of long-term debt	9.9	6.9
Accounts payable and accrued liabilities	410.4	370.6
Current operating lease obligations	37.9	36.5
Current liabilities of discontinued operations	—	101.2
Total current liabilities	675.9	607.6
Long-term debt	1,282.2	1,259.1
Operating lease obligations	147.5	155.2
Deferred tax liabilities	138.3	90.6
Other long-term liabilities	61.6	58.7
Long-term liabilities of discontinued operations	—	53.5
Total liabilities	2,305.5	2,224.7
Shareholders' Equity
Common shares, no par value - 160,019,274 (December 28, 2019 - 134,803,211) shares issued	1,263.3	892.3
Additional paid-in-capital	75.2	77.4
Retained earnings	99.7	265.0
Accumulated other comprehensive loss	(90.0)	(68.5)
Total shareholders' equity	1,348.2	1,166.2
Total liabilities and shareholders' equity	$3,653.7	$3,390.9

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cash flows from operating activities of continuing operations:
Net (loss) income	$(136.0)	$4.4	$(132.5)	$(15.3)
Net (loss) income from discontinued operations, net of income taxes	(4.3)	1.7	26.6	4.7
Net (loss) income from continuing operations	(131.7)	2.7	(159.1)	(20.0)
Adjustments to reconcile net (loss) income from continuing operations to cash flows from operating activities:
Depreciation and amortization	52.8	42.9	97.8	82.6
Amortization of financing fees	0.9	0.9	1.8	1.7
Share-based compensation expense	4.9	3.2	7.3	6.5
Benefit for deferred income taxes	(0.9)	(0.9)	(4.4)	(6.1)
(Gain) loss on sale of business	(0.6)	0.6	(0.6)	6.0
Goodwill and intangible asset impairment	115.2	—	115.2	—
Loss on disposal of property, plant and equipment, net	2.5	1.7	3.9	3.6
Other non-cash items	(1.5)	(3.8)	4.5	(3.6)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	39.0	(20.4)	10.1	(21.7)
Inventories	3.1	(1.5)	2.5	(4.3)
Prepaid expenses and other current assets	1.9	1.9	0.4	0.3
Other assets	(1.3)	0.6	(0.6)	1.2
Accounts payable and accrued liabilities and other liabilities	(18.8)	(26.7)	(8.6)	(29.9)
Net cash provided by operating activities from continuing operations	65.5	1.2	70.2	16.3
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(11.9)	(21.8)	(434.5)	(25.5)
Additions to property, plant and equipment	(28.7)	(24.3)	(63.6)	(46.3)
Additions to intangible assets	(2.4)	(0.9)	(5.4)	(2.8)
Proceeds from sale of property, plant and equipment	0.5	0.8	0.8	1.9
Proceeds from sale of business, net of cash sold	—	—	—	50.5
Other investing activities	1.1	—	1.1	—
Net cash used in investing activities from continuing operations	(41.4)	(46.2)	(501.6)	(22.2)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(2.6)	(1.3)	(5.3)	(2.8)
Proceeds from short-term borrowings	188.0	37.9	323.9	62.9
Payments on short-term borrowings	(100.0)	(9.1)	(209.9)	(61.9)
Issuance of common shares	0.2	0.3	0.8	0.7
Common shares repurchased and canceled	(0.2)	(20.0)	(32.1)	(31.0)
Financing fees	(0.3)	—	(2.8)	—
Equity issuance fees	—	—	(1.1)	—
Dividends paid to common shareholders	(10.5)	(8.0)	(20.3)	(16.2)
Payment of deferred consideration for acquisitions	(1.0)	(0.2)	(1.2)	(0.2)
Other financing activities	2.4	2.0	11.2	3.4
Net cash provided by (used in) financing activities from continuing operations	76.0	1.6	63.2	(45.1)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(0.7)	7.1	(18.0)	15.6
Investing activities of discontinued operations	(1.6)	(4.1)	392.9	(23.2)
Financing activities of discontinued operations	—	(0.2)	(0.1)	(0.2)
Net cash (used in) provided by discontinued operations	(2.3)	2.8	374.8	(7.8)
Effect of exchange rate changes on cash	1.1	0.1	(1.0)	1.4
Net increase (decrease) in cash, cash equivalents and restricted cash	98.9	(40.5)	5.6	(57.4)
Cash and cash equivalents and restricted cash, beginning of period	112.2	153.9	205.5	170.8
Cash and cash equivalents and restricted cash, end of period	211.1	113.4	211.1	113.4
Cash and cash equivalents and restricted cash from discontinued operations, end of period	—	32.0	—	32.0
Cash and cash equivalents and restricted cash from continuing operations, end of period	$211.1	$81.4	$211.1	$81.4
Supplemental Non-cash Investing and Financing Activities:
Shares issued in connection with business combination	$—	$—	$377.6	—
Accrued deferred financing fees	—	—	0.6	$—
Dividends payable issued through accounts payable and accrued liabilities	—	0.1	0.2	0.1
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	9.0	13.9	12.7	20.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23.0	$35.2	$38.6	$50.3
Cash paid for income taxes, net	0.3	4.1	2.7	5.1

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 28, 2020	159,826	$1,262.7	$71.5	$244.9	$(98.4)	$1,480.7
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	0.7	—	0.7
Net loss	—	—	—	(136.0)	—	(136.0)
Other comprehensive income, net of tax	—	—	—	—	8.4	8.4
Common shares dividends ($0.06 per common share)	—	—	—	(9.9)	—	(9.9)
Share-based compensation	—	—	4.2	—	—	4.2
Common shares repurchased and canceled	(20)	(0.3)	—	—	—	(0.3)
Common shares issued - Equity Incentive Plan	175	0.6	(0.4)	—	—	0.2
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	37	0.3	(0.1)	—	—	0.2
Balance at June 27, 2020	160,019	$1,263.3	$75.2	$99.7	$(90.0)	$1,348.2

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 28, 2019	134,803	$892.3	$77.4	$265.0	$(68.5)	$1,166.2
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	(3.6)	—	(3.6)
Net loss	—	—	—	(132.5)	—	(132.5)
Other comprehensive loss, net of tax	—	—	—	—	(21.5)	(21.5)
Common shares dividends ($0.12 per common share)	—	—	—	(19.5)	—	(19.5)
Share-based compensation	—	—	7.3	—	—	7.3
Common shares issued in connection with business combination and assumed vested awards, net of equity issuance costs of $1.1 million	26,497	376.5	2.9	—	—	379.4
Common shares repurchased and canceled	(2,796)	(22.5)	—	(9.7)	—	(32.2)
Common shares issued - Equity Incentive Plan	1,452	16.3	(12.2)	—	—	4.1
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	62	0.7	(0.2)	—	—	0.5
Balance at June 27, 2020	160,019	$1,263.3	$75.2	$99.7	$(90.0)	$1,348.2

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 30, 2019	135,966	$899.0	$71.3	$277.3	$(96.6)	$1,151.0
Net income	—	—	—	4.4	—	4.4
Other comprehensive income, net of tax	—	—	—	—	9.0	9.0
Common shares dividends ($0.06 per common share)	—	—	—	(8.1)	—	(8.1)
Share-based compensation	—	—	3.3	—	—	3.3
Common shares repurchased and canceled	(1,441)	(9.5)	—	(10.5)	—	(20.0)
Common shares issued - Equity Incentive Plan	86	0.2	(0.2)	—	—	—
Common shares issued - Dividend Reinvestment Plan	3	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	24	0.3	—	—	—	0.3
Balance at June 29, 2019	134,638	$890.0	$74.4	$263.1	$(87.6)	$1,139.9

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 29, 2018	136,195	$899.4	$73.9	$298.8	$(101.7)	$1,170.4
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	10.5	—	10.5
Net loss	—	—	—	(15.3)	—	(15.3)
Other comprehensive income, net of tax	—	—	—	—	14.1	14.1
Common shares dividends ($0.12 per common share)	—	—	—	(16.3)	—	(16.3)
Share-based compensation	—	—	6.8	—	—	6.8
Common shares repurchased and canceled	(2,211)	(16.4)	—	(14.6)	—	(31.0)
Common shares issued - Equity Incentive Plan	605	6.3	(6.3)	—	—	—
Common shares issued - Dividend Reinvestment Plan	3	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	46	0.7	—	—	—	0.7
Balance at June 29, 2019	134,638	$890.0	$74.4	$263.1	$(87.6)	$1,139.9

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
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading pure-play water solutions provider in North America, Europe and Israel. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through major retailers and online at various price points or leased to customers. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units across its 21-country footprint representing a top five position.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Water coolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection.
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
Changes in Presentation
        On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”) for consideration of $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to the purchasers of S&D. As a result of this transaction representing a strategic shift in our operations, the Company has reclassified the financial results of our discontinued operations to net (loss) income from discontinued operations, net of income taxes in the Consolidated Statements of Operations for the three and six months ended June 29, 2019. The assets and liabilities associated with S&D have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 28, 2019. Cash flows from our discontinued operations are presented in the Consolidated Statements of Cash Flows for the three and six months ended June 29, 2019. The Notes to the Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations.

On March 2, 2020, we completed the Legacy Primo Acquisition. This business was added to our North America reporting segment (described below).
During the second quarter of 2020, we implemented a restructuring program intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and, as a result, reorganized into two reporting segments: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo businesses) and Rest of World (which includes our Eden Springs Nederland B.V. (“Eden”), Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”) and John Farrer & Company Limited (“Farrers”) businesses). Our corporate oversight function and other miscellaneous expenses are aggregated and included in the All Other category. Segment reporting results have been recast to reflect these changes for all periods presented.
Impact of the COVID-19 Pandemic
The outbreak of the novel coronavirus (“COVID-19”) had a significant impact on our business, financial condition, results of operations and cash flows for the three and six months ended June 27, 2020. In response to COVID-19, authorities in many of the markets in which we operate have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business in the future, including whether they will result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), and how they will further impact our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and six months ended June 27, 2020, we received wage subsidies under these programs totaling $3.4 million. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $6.3 million were included in accounts payable and accrued liabilities and $2.9 million were included in other long-term liabilities on our Consolidated Balance Sheet as of June 27, 2020.
During the three months ended June 27, 2020, we recorded a total of $115.2 million of non-cash impairment charges related to goodwill and intangible assets. See goodwill and intangible asset impairment information below. The impairment charges were primarily driven by the impact of the COVID-19 pandemic and revised projections of future operating results.
In addition, on June 11, 2020, we announced that our Board of Directors approved a plan intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and to mitigate the negative financial and operational impacts of the COVID-19 pandemic, including implementing headcount reductions and furloughs in our North America and Rest of World reporting segments (“2020 Restructuring Plan”). When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. In connection with the 2020 Restructuring Plan, we expect to incur approximately $19.0 million in severance costs, all of which are expected to result in cash expenditures and are expected to be fully paid by the end of 2020. All costs incurred by the 2020 Restructuring Plan are included in SG&A expenses for the three and six months ended June 27, 2020.
The following table summarizes restructuring charges for the three and six months ended June 27, 2020:

	For the Three Months Ended	For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2020	June 27, 2020
North America	$2.3	$2.3
Rest of World	6.6	6.6
Total	$8.9	$8.9

The following table summarizes our restructuring liability as of June 27, 2020, along with charges to costs and expenses and cash payments:

	Restructuring Liability
(in millions of U.S. dollars)	Balance at December 28, 2019	Charges to Costs and Expenses	Cash Payments	Balance at June 27, 2020
North America	$—	$2.3	$(2.3)	$—
Rest of World	—	6.6	(0.8)	5.8
Total	$—	$8.9	$(3.1)	$5.8

During the three and six months ended June 27, 2020 we also incurred $6.6 million and $7.9 million, respectively, in other COVID-19 related costs. Other COVID-19 related costs primarily include front-line incentives paid and costs incurred for supplies.
Significant Accounting Policies
        Included in Note 1 of our 2019 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
        We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our North America and Rest of World reporting segment branch locations to the end-user consumer of those products are recorded in SG&A expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $99.8 million and $219.8 million for the three and six months ended June 27, 2020, respectively, and $120.5 million and $235.5 million for the three and six months ended June 29, 2019, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Allowance for Credit Losses
We estimate an allowance for credit losses based on historical loss experience, adverse situations that may affect a customer's ability to pay, current conditions, reasonable and supportable forecasts and current economic outlook. Customer demographics, such as large commercial customers as compared to small businesses or individual customers, and the customer’s geographic market are also considered when estimating credit losses. Historical loss experience was based on actual loss rates over a one year period. Additionally, we evaluate current conditions and review third-party economic forecasts on a quarterly basis to determine the impact on the allowance for credit losses. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves.
Goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. During the second quarter of 2020, given the general deterioration in economic and market conditions in which we operate arising from the COVID-19 pandemic, we identified a triggering event indicating possible impairment of goodwill and intangible assets, as further described below. We did not identify impairment of our property, plant and equipment, lease-related right-of-use assets, or long-lived assets.

The Company operates through two operating segments: North America and Rest of World. These two operating segments are also reportable segments. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our North America operating segment was determined to have three components: DSS, Mountain Valley, and Aquaterra. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). Our Rest of World operating segment was determined to have four components: Eden, Aimia, Decantae, and Farrers, none of which have similar economic characteristics. We have thus determined our reporting units are DSSAqua, Mountain Valley, Eden, Aimia, Decantae, and Farrers.
Due to the triggering event identified above arising from the impact of the COVID-19 pandemic, we first performed a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. Based on this qualitative assessment, we determined that it was more likely than not that the fair value of our Eden, Aimia, Decantae, and Farrers reporting units did not exceed their respective carrying values. As a result, we performed an interim quantitative impairment test as of June 27, 2020 on these reporting units.
We determined the fair value of the reporting units being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of the reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our valuation of the Eden reporting unit included the anticipated future cash flows, a weighted-average terminal growth rate of 1.5% and a discount rate of 9.5%. Critical assumptions used in our valuation of the Aimia, Decantae, and Farrers reporting units included a weighted-average terminal growth rate of 2.0% and a discount rate of 11.5%. The anticipated future cash flows assumption reflects projected revenue growth rates, operating profit margins and capital expenditures. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair value of the Aimia reporting unit exceeded its carrying value by approximately 23.5%. Therefore, no goodwill impairment charge was recorded for the Aimia reporting unit. Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined that goodwill was impaired for the Eden, Decantae, and Farrers reporting units and recognized impairment charges of $103.3 million, $0.3 million and $0.5 million, respectively. The impairment charges are included in goodwill and intangible asset impairment charge expense in the Consolidated Statements of Operations for the three and six months ended June 27, 2020.

The changes in the carrying amount of goodwill on a reporting segment basis for the six months ended June 27, 2020, are as follows:

	Reporting Segment
(in millions of U.S. dollars)	North America	Rest of World	Total
Balance at December 28, 2019
Goodwill	$673.0	$374.5	$1,047.5
Accumulated impairment losses	—	—	—
	$673.0	$374.5	$1,047.5
Goodwill acquired during the year	337.5	5.6	343.1
Measurement period adjustments	(42.3)	1.2	(41.1)
Impairment losses	—	(104.1)	(104.1)
Foreign exchange	(1.2)	0.7	(0.5)
Balance at June 27, 2020
Goodwill	967.0	382.0	1,349.0
Accumulated impairment losses	—	(104.1)	(104.1)
	$967.0	$277.9	$1,244.9

Intangible Assets
Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of businesses, and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets. Our trademarks with indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year.
As a result of the triggering event described above arising from the impact of the COVID-19 pandemic, we also performed recoverability tests on our intangible assets, primarily trademarks, within each of our reporting segments as of June 27, 2020. We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of our trademarks with indefinite lives were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. Based on this qualitative assessment, we determined that impairment was more likely than not with the trademarks with indefinite lives associated with our Eden and Aquaterra businesses. As a result, we performed an interim quantitative impairment test as of June 27, 2020 on these intangible assets.
To determine the fair value of the trademarks with indefinite lives associated with our Eden and Aquaterra businesses, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, we determined the trademarks with indefinite lives associated with our Eden and Aquaterra businesses were impaired and recognized impairment charges of $9.9 million and $1.2 million, respectively. The impairment charges are included in goodwill and intangible asset impairment charge expense in the Consolidated Statements of Operations for the three and six months ended June 27, 2020.

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
        Effective December 29, 2019, we adopted the guidance in this amendment using the modified retrospective transition method. The adoption of this new standard, with the impact being the increase in allowance for doubtful accounts related to our trade accounts receivable, resulted in a cumulative-effect adjustment of $3.6 million recognized to the opening balance of retained earnings. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
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
Update ASU 2020-04 – Reference Rate Reform (Topic 848)
In March 2020, the FASB issued guidance which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or any other reference rates expected to be discontinued because of reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 27, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Note 2—Discontinued Operations
On February 28, 2020, the Company completed the sale of S&D to Westrock Coffee Company, LLC, a Delaware limited liability company (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company (“S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to Westrock.
The Company used the proceeds of the S&D Divestiture to finance a portion of the Legacy Primo Acquisition. See Note 5 to the Consolidated Financial Statements for additional information on the Legacy Primo Acquisition.

The major components of net (loss) income from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue, net [1]	$—	$150.0	$97.1	$298.0
Cost of sales	—	108.5	71.1	216.7
Operating income (loss) from discontinued operations	—	3.1	(0.5)	6.5
(Loss) gain on sale of discontinued operations	(5.6)	—	54.9	—
Net (loss) income from discontinued operations, before income taxes	(5.5)	3.0	54.3	6.4
Income tax (benefit) expense [2]	(1.2)	1.3	27.7	1.7
Net (loss) income from discontinued operations, net of income taxes	$(4.3)	$1.7	$26.6	$4.7
______________________
1 Includes related party sales to continuing operations of $1.0 million for the six months ended June 27, 2020, and $1.5 million and $3.1 million for the three and six months ended June 29, 2019, respectively.
2 The S&D Divestiture resulted in tax expense on the gain on sale of $28.0 million and will utilize a significant portion of the existing U.S. net operating loss carry forwards.

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
The components of lease expense for the three and six months ended June 27, 2020 and June 29, 2019, respectively, is shown in the table below:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	$11.5	$11.3	$24.0	$22.9
Short-term lease cost	1.7	0.4	4.0	1.3
Finance lease cost
Amortization of right-of-use assets	$2.6	$2.0	$4.3	$2.7
Interest on lease liabilities	0.8	0.1	1.8	0.3
Total finance lease cost	$3.4	$2.1	$6.1	$3.0
Sublease income	$0.2	$0.2	$0.4	$0.5

Supplemental cash flow information related to leases for the three and six months ended June 27, 2020 and June 29, 2019, respectively, is shown in the tables below:

	For the Three Months Ended
(in millions of U.S. dollars)	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.3	$11.3
Operating cash flows from finance leases	0.8	0.2
Financing cash flows from finance leases	2.4	1.1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7.6	$6.7
Finance leases	2.3	4.2

	For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.9	$24.2
Operating cash flows from finance leases	1.7	0.3
Financing cash flows from finance leases	$3.8	$1.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14.9	$8.0
Finance leases	24.0	13.4

        Supplemental balance sheet information related to leases as of June 27, 2020 and December 28, 2019, respectively, is shown in the table below:

(in millions of U.S. dollars, except lease term and discount rate)	June 27, 2020	December 28, 2019
Operating leases
Operating lease right-of-use assets	$179.5	$185.7
Current operating lease obligations	37.9	36.5
Operating lease obligations	147.5	155.2
Total operating lease obligations	$185.4	$191.7

Financing leases
Property, plant and equipment, net	$42.1	$30.4
Current maturities of long-term debt	9.6	5.7
Long-term debt	39.6	23.7
Total finance lease obligations	$49.2	$29.4

Weighted Average Remaining Lease Term	June 27, 2020	December 28, 2019
Operating leases	8.3	8.7
Finance leases	5.5	5.6

Weighted Average Discount Rate
Operating leases	6.2%	6.2%
Finance leases	5.3%	6.3%

Maturities of operating lease obligations were as follows:

(in millions of U.S. dollars)	June 27, 2020	December 28, 2019
Remainder of 2020	$27.0	$47.8
2021	41.2	38.4
2022	31.7	29.6
2023	27.2	25.3
2024	22.0	20.6
Thereafter	94.9	93.5
Total lease payments	244.0	255.2
Less imputed interest	(58.6)	(63.5)
Present value of lease obligations	$185.4	$191.7

Maturities of finance lease obligations were as follows:

(in millions of U.S. dollars)	June 27, 2020	December 28, 2019
Remainder of 2020	$7.5	$6.8
2021	11.3	6.1
2022	10.2	5.7
2023	8.9	5.4
2024	7.4	4.6
Thereafter	11.7	6.4
Total lease payments	57.0	35.0
Less imputed interest	(7.8)	(5.6)
Present value of lease obligations	$49.2	$29.4

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

Contract Estimates
        The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $6.1 million and $7.0 million at June 27, 2020 and December 28, 2019, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at June 27, 2020 and December 28, 2019 were $20.3 million and $23.6 million, respectively. The amount of revenue recognized in the three and six months ended June 27, 2020 that was included in the December 28, 2019 deferred revenue balance was $2.7 million and $13.8 million, respectively.
We do not have any material contract assets as of June 27, 2020.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
United States	$350.1	$305.6	$684.7	$595.2
United Kingdom	25.6	42.2	68.1	88.3
Canada	14.0	17.9	30.1	33.7
All other countries	67.1	89.9	148.1	166.1
Total	$456.8	$455.6	$931.0	$883.3

Note 5—Acquisitions
Legacy Primo Acquisition
On March 2, 2020, the Company completed the Legacy Primo Acquisition, adding North America’s leading single source provider of multi-gallon purified bottled water, self-service refill drinking water and water dispensers sold through major retailers to the Company’s catalog of home and office bottled water delivery businesses in North America and Europe. Primo is a familiar name in sustainable water solutions that will help drive the visibility of our water businesses, moving us towards a pure-play water solutions company. The Legacy Primo Acquisition broadens our capabilities and our portfolio, creating new cross-selling opportunities and vertical integration across home and office delivery, retail, filtration, refill and exchange services. Integrating Legacy Primo with our DSS business will enable us to combine the expertise and innovation of these two growing companies with complementary business models. The integration gives us the ability to expand Legacy Primo’s products and services across our 21-country footprint.
The Legacy Primo Acquisition was structured as an exchange offer to purchase all of the outstanding shares of common stock of Legacy Primo for per-share consideration of (i) $14.00 in cash, (ii) 1.0229 Cott Corporation common shares plus cash in lieu of any fractional Cott Corporation common share, or (iii) $5.04 in cash and 0.6549 Cott Corporation common shares, at the election of Legacy Primo’s stockholders, subject to the proration procedures set forth in the merger agreement. Immediately following the consummation of the exchange offer, Cott Corporation indirectly acquired the remaining Legacy Primo shares through a merger between Legacy Primo and a wholly-owned subsidiary of Cott Corporation.

The total cash and stock consideration paid by us in the Legacy Primo Acquisition is summarized below:

(in millions of U.S. dollars, except share and per share amounts)
Fair value of common shares issued to holders of Legacy Primo common stock (26,497,015 shares issued at $14.25 per share)	$377.6
Cash to holders of Legacy Primo common stock	216.1
Cash paid to retire outstanding indebtedness on behalf of Legacy Primo	196.9
Settlement of pre-existing relationship	4.7
Fair value of replacement common share options and restricted stock units for Legacy Primo awards	2.9
Total consideration	$798.2

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the preliminary purchase price allocation of the assets acquired and the liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$1.3	$—	$1.3
Accounts receivable	21.9	—	21.9
Inventory	12.7	—	12.7
Prepaid expenses and other current assets	4.3	0.9	5.2
Property, plant and equipment	119.0	7.1	126.1
Operating lease right-of-use-assets	4.9	(0.9)	4.0
Goodwill	337.4	(42.4)	295.0
Intangible assets	361.3	51.4	412.7
Other assets	3.9	(3.4)	0.5
Current maturities of long-term debt	(2.2)	—	(2.2)
Accounts payable and accrued liabilities	(41.6)	—	(41.6)
Current operating lease obligations	(1.8)	—	(1.8)
Long-term debt	(5.8)	0.5	(5.3)
Operating lease obligations	(3.1)	0.9	(2.2)
Deferred tax liabilities	(11.7)	(14.5)	(26.2)
Other long-term liabilities	(2.3)	0.4	(1.9)
Total	$798.2	$—	$798.2

Measurement period adjustments recorded during the three months ended June 27, 2020 include adjustments to property, plant & equipment and intangible assets based on results of the preliminary valuations, adjustments to operating and financing lease right-of-use assets and obligations based on a review of acquired leases, a deferred tax adjustment related to the preliminary valuation and an adjustment to a note receivable existing at the acquisition date. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
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
The amount of revenues and net income related to the Legacy Primo Acquisition included in the Company’s Consolidated Statement of Operations for the period from the Legacy Primo Acquisition date through June 27, 2020 were $116.4 million and $1.4 million, respectively. The Company incurred $2.9 million and $21.7 million of acquisition-related costs associated with the Legacy Primo Acquisition, which are included in acquisition and integration expenses in the Consolidated Statements of Operations for the three and six months ended June 27, 2020.

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
The following table sets forth the components of identified intangible assets associated with the Legacy Primo Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$236.3	26 years
Trade names	174.9	Indefinite
Software	1.5	3 years
Total	$412.7

Goodwill
The principal factor that resulted in recognition of goodwill was the basis of the purchase price for the Legacy Primo Acquisition, in part, on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Legacy Primo Acquisition was allocated to the North America reporting segment, a portion of which is expected to be tax deductible.
Supplemental Pro Forma Data (unaudited)
The following unaudited pro forma financial information for the three and six months ended June 27, 2020 and June 29, 2019, respectively, represent the combined results of our operations as if the Legacy Primo Acquisition had occurred on December 30, 2018.

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars, except per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue	$456.8	$523.4	$971.5	$1,010.3
Net (loss) income from continuing operations	$(131.7)	$6.3	$(144.7)	$(30.4)
Net (loss) income	$(136.0)	$8.0	$(118.1)	$(25.7)
Net (loss) income per common share from continuing operations, diluted	$(0.82)	$0.04	$(0.96)	$(0.19)
Net (loss) income per common share, diluted	$(0.85)	$0.05	$(0.78)	$(0.16)

Note 6—Share-based Compensation
In the second quarter of 2020, we granted 118,059 common shares with an aggregate grant date fair value of approximately $1.3 million to the non-management members of our Board of Directors under the Amended and Restated Cott Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.

In addition, in the second quarter of 2020, the Human Resources and Compensation Committee of the Board of Directors (the “HRCC”) approved a bonus for a select group of associates that will be settled in fully vested common shares based on the closing share price on the date the achievement of the performance target described below is certified by the HRCC. The aggregate target payout of $2.4 million is based on (1) attainment of a specified percentage target under the Company's annual cash performance bonus plan for the DSS business, and (2) attainment of a specified annualized 2020 synergy target. This bonus is being accounted for as a liability-classified award with a performance condition. The final bonus payout will be based upon the performance percentage, which can range from 0% to 200% of the target payout. As of and for the three and six months ended June 27, 2020, the Company recorded $0.6 million of share-based compensation expense and a related accrued liability associated with these awards.

Note 7—Income Taxes
Income tax benefit was $1.4 million on pre-tax loss from continuing operations of $133.1 million for the three months ended June 27, 2020, as compared to income tax expense of $2.2 million on pre-tax income from continuing operations of $4.9 million in the comparable prior year period. Income tax benefit was $4.7 million on pre-tax loss from continuing operations of $163.8 million for the six months ended June 27, 2020, as compared to income tax expense of $0.8 million on pre-tax loss from continuing operations of $19.2 million in the comparable prior year period. The effective income tax rates for the three and six months ended June 27, 2020 were 1.1% and 2.9%, respectively, compared to 44.9% and (4.2)% in the comparable prior year periods.
The effective tax rates for the three and six months ended June 27, 2020 varied from the effective tax rates for the three and six months ended June 29, 2019 due primarily to impairment charges incurred in the second quarter of 2020 for which minimal tax benefit is recognized.
        The Tax Cuts and Jobs Act enacted new Section 163(j) interest expense limitation rules on December 22, 2017. The rules were modified in March 2020 by the Coronavirus Aid, Relief, and Economic Security Act. On July 28, 2020, the U.S. Department of the Treasury released final regulations and new proposed regulations to provide interpretative guidance for the new Section 163(j) rules, with early adoption permitted. We will adopt the final regulations in our 2021 tax year and do not currently plan to early adopt the proposed regulations. We are currently assessing the final and proposed regulations. However, we do not anticipate a material impact on our Consolidated Financial Statements.

Note 8—Common Shares and Net (Loss) Income per Common Share
Common Shares
        On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 16, 2019 (the “Repurchase Plan”). We did not repurchase any outstanding common shares under the Repurchase Plan during the second quarter of 2020. For the six months ended June 27, 2020, we repurchased 2,316,835 common shares for $25.0 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled. There can be no assurance as to the precise number of shares, if any, that will be repurchased under the Repurchase Plan in the future, or the aggregate dollar amount of shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
On March 2, 2020, the Company completed the Legacy Primo Acquisition, with 26,497,015 common shares issued at $14.25 per share to holders of Legacy Primo (see Note 5 to the Consolidated Financial Statements).

Net (Loss) Income per Common Share
Basic net (loss) income per common share is calculated by dividing net (loss) income attributable to Primo Water Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing net (loss) income attributable to Primo Water Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, performance-based RSUs, and time-based RSUs during the periods presented. Set forth below is a reconciliation of the numerator and denominator for the diluted net (loss) income per common share computations for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator (in millions of U.S. dollars):
Net (loss) income from continuing operations	$(131.7)	$2.7	$(159.1)	$(20.0)
Net (loss) income from discontinued operations	(4.3)	1.7	26.6	4.7
Net (loss) income	(136.0)	4.4	(132.5)	(15.3)
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	159,931	135,569	150,535	135,758
Basic Earnings Per Share:
Continuing operations	(0.82)	0.02	(1.06)	(0.15)
Discontinued operations	(0.03)	0.01	0.18	0.04
Net (loss) income	(0.85)	0.03	(0.88)	(0.11)
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	159,931	135,569	150,535	135,758
Dilutive effect of Stock Options	—	919	—	—
Dilutive effect of Performance-based RSUs	—	618	—	—
Dilutive effect of Time-based RSUs	—	200	—	—
Weighted average common shares outstanding - diluted	159,931	137,306	150,535	135,758
Diluted Earnings Per Share:
Continuing operations	(0.82)	0.02	(1.06)	(0.15)
Discontinued operations	(0.03)	0.01	0.18	0.04
Net (loss) income	(0.85)	0.03	(0.88)	(0.11)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net (loss) income per common share for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock Options	6,510	2,164	6,510	5,435
Performance-based RSUs [1]	924	568	924	1,254
Time-based RSUs	511	2	511	365
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
         During the second quarter of 2020, we implemented a restructuring program intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and, as a result, reorganized into two reporting segments: North America (which includes our DSS, Aquaterra, Mountain Valley, and Legacy Primo businesses) and Rest of World (which includes our Eden, Aimia, Decantae, and Farrers businesses). Our corporate oversight function and other miscellaneous expenses are aggregated and included in the All Other category. Segment reporting results have been recast to reflect these changes for all periods presented.

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended June 27, 2020
Revenue, net	$363.9	$92.9	$—	$456.8
Depreciation and amortization	38.0	14.3	0.5	52.8
Operating income (loss)	24.4	(126.6)	(11.8)	(114.0)
Additions to property, plant and equipment	25.2	3.7	(0.2)	28.7
For the Six Months Ended June 27, 2020
Revenue, net	$714.6	$216.4	$—	$931.0
Depreciation and amortization	68.6	28.6	0.6	97.8
Operating income (loss)	48.1	(127.1)	(39.0)	(118.0)
Additions to property, plant and equipment	48.9	14.9	(0.2)	63.6
As of June 27, 2020
Total assets [1]	$2,729.7	$824.5	$99.5	$3,653.7
______________________
1 Excludes inter segment receivables, investments and notes receivable.

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended June 29, 2019
Revenue, net	$323.5	$132.1	$—	$455.6
Depreciation and amortization	29.1	13.8	—	42.9
Operating income (loss)	21.9	9.0	(9.4)	21.5
Additions to property, plant and equipment	18.9	5.3	0.1	24.3
For the Six Months Ended June 29, 2019
Revenue, net	$621.6	$254.5	$7.2	$883.3
Depreciation and amortization	55.8	26.7	0.1	82.6
Operating income (loss)	32.1	14.3	(24.2)	22.2
Additions to property, plant and equipment	35.9	10.2	0.2	46.3
As of December 28, 2019
Total assets [1]	$1,874.5	$941.6	$48.3	$2,864.4
______________________
1 Excludes inter segment receivables, investments and notes receivable.

(in millions of U.S. dollars)	December 28, 2019
Segment assets [1]	$2,864.4
Assets of discontinued operations [1]	526.5
Total assets	$3,390.9
______________________
1 Excludes inter segment receivables, investments and notes receivable.

Credit risk arises from the potential default of a customer in meeting its financial obligations to us. Concentrations of credit exposure may arise with a group of customers that have similar economic characteristics or that are located in the same geographic region. The ability of such customers to meet obligations would be similarly affected by changing economic, political or other conditions.
The impact of the COVID-19 pandemic may affect the ability of such customers to meet obligations to us. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in the markets in which we operate and other third parties in response to the pandemic.
Revenues by channel by reporting segment were as follows:

	For the Three Months Ended June 27, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$225.8	$42.3	$—	$268.1
Water Refill/Water Filtration	51.2	6.3	—	57.5
Other Water	42.5	14.3	—	56.8
Water Dispensers	20.8	—	—	20.8
Other	23.6	30.0	—	53.6
Total	$363.9	$92.9	$—	$456.8

	For the Six Months Ended June 27, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$463.2	$100.1	$—	$563.3
Water Refill/Water Filtration	74.9	13.4	—	88.3
Other Water	84.7	27.5	—	112.2
Water Dispensers	26.7	—	—	26.7
Other	65.1	75.4	—	140.5
Total	$714.6	$216.4	$—	$931.0

	For the For the Three Months Ended June 29, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$229.7	$66.0	$—	$295.7
Water Refill/Water Filtration	8.8	6.5	—	15.3
Other Water	41.6	16.5	—	58.1
Water Dispensers	—	—	—	—
Other	43.4	43.1	—	86.5
Total	$323.5	$132.1	$—	$455.6

	For the Six Months Ended June 29, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$436.2	$123.7	$—	$559.9
Water Refill/Water Filtration	17.7	12.9	—	30.6
Other Water	81.3	27.6	—	108.9
Water Dispensers	—	—	—	—
Other	86.4	90.3	7.2	183.9
Total	$621.6	$254.5	$7.2	$883.3

Note 10—Inventories
The following table summarizes inventories as of June 27, 2020 and December 28, 2019:

(in millions of U.S. dollars)	June 27, 2020	December 28, 2019
Raw materials	$27.0	$23.8
Finished goods	33.8	24.2
Resale items	11.4	14.0
Other	1.0	0.9
Total	$73.2	$62.9

Note 11—Property, Plant and Equipment, Net
The following table summarizes property, plant and equipment, net as of June 27, 2020 and December 28, 2019:

		June 27, 2020			December 28, 2019
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$95.8	$—	$95.8	$95.3	$—	$95.3
Buildings	10-40	90.3	29.2	61.1	88.9	26.9	62.0
Machinery and equipment	5-15	267.8	79.2	188.6	146.8	66.0	80.8
Plates, films and molds	1-10	1.6	0.7	0.9	1.5	0.6	0.9
Vehicles and transportation equipment	3-15	104.8	68.4	36.4	90.3	59.5	30.8
Leasehold improvements [1]		19.7	11.4	8.3	19.8	10.7	9.1
IT Systems	3-7	17.1	10.9	6.2	15.6	9.9	5.7
Furniture and fixtures	3-10	11.8	9.0	2.8	12.0	8.6	3.4
Customer equipment [2]	3-7	358.4	160.6	197.8	339.7	144.9	194.8
Returnable bottles [3]	3-5	98.3	45.2	53.1	82.0	37.1	44.9
Finance leases [4]		53.0	10.9	42.1	37.6	7.2	30.4
Total		$1,118.6	$425.5	$693.1	$929.5	$371.4	$558.1
______________________
1  Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.
2 Customer equipment consists of coolers, brewers, refrigerators, water purification devices and storage racks held on site at customer locations.
3  Returnable bottles are those bottles on site at our customer locations.
4  Our recorded assets under finance leases relate to IT systems, customer equipment and vehicles and transportation equipment.

The amounts above include construction-in-progress of $9.4 million and $2.4 million as of June 27, 2020 and December 28, 2019, respectively.
Depreciation expense, which includes depreciation recorded for assets under finance leases, was $36.8 million and $67.4 million for the three and six months ended June 27, 2020, respectively, and $28.3 million and $54.7 million for the three and six months ended June 29, 2019, respectively.

Note 12—Intangible Assets, Net
The following table summarizes intangible assets, net as of June 27, 2020 and December 28, 2019:

	June 27, 2020			December 28, 2019
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Trademarks	$449.8		$449.8	$287.1	$—	$287.1
Total intangible assets not subject to amortization	449.8	—	449.8	287.1	—	287.1
Subject to amortization
Customer relationships	773.5	289.9	483.6	534.9	267.4	267.5
Patents	19.2	5.2	14.0	15.2	4.0	11.2
Software	56.8	32.4	24.4	49.3	28.0	21.3
Other	14.3	5.4	8.9	14.9	5.0	9.9
Total intangible assets subject to amortization	863.8	332.9	530.9	614.3	304.4	309.9
Total intangible assets	$1,313.6	$332.9	$980.7	$901.4	$304.4	$597.0

Amortization expense of intangible assets was $16.0 million and $30.4 million for the three and six months ended June 27, 2020, respectively, and $14.6 million and $27.9 million for the three and six months ended June 29, 2019, respectively.
The estimated amortization expense for intangible assets over the next five years and thereafter is:

(in millions of U.S. dollars)
Remainder of 2020	$31.1
2021	57.7
2022	52.8
2023	44.8
2024	37.2
Thereafter	307.3
Total	$530.9

Note 13—Debt

Revolving Credit Facility and Liquidity
On March 6, 2020 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as parent borrower, Primo Water Holdings Inc. (formerly known as Cott Holdings Inc.) and Eden, each as subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.
The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Revolving Credit Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Revolving Credit Facility will mature five years from the Closing Date and includes letter of credit and swing line loan sub facilities.

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
As of June 27, 2020, the outstanding borrowings under the Revolving Credit Facility were $206.0 million and were recorded in short-term borrowings on the Consolidated Balance Sheet. Outstanding letters of credit totaled $44.7 million resulting in total utilization under the Revolving Credit Facility of $250.7 million. Accordingly, unused availability under the Revolving Credit Facility as of June 27, 2020 amounted to $99.3 million.
Borrowings under the Credit Agreement will bear interest at a rate per annum equal to either: (a) a euro currency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the euro currency rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin. Prior to delivery of financial statements and a compliance certificate for the full fiscal quarter following the Closing Date, the applicable margin for euro currency rate loans will be 150 basis points and the applicable margin for base rate loans will be 50 basis points. Thereafter, the applicable margin for euro currency rate loans ranges from 137.5 to 200 basis points and the applicable margin for base rate loans ranges from 37.5 to 100 basis points, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 20 to 30 basis points per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.
Affirmative Covenants and Ratios
The Credit Agreement has two financial covenants, a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which the Company consummates a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. The Company was in compliance with these financial covenants as of June 27, 2020.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. The Company was in compliance with all covenants as of June 27, 2020.

Note 14—Accumulated Other Comprehensive (Loss) Income
        Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance March 30, 2019	$(15.2)	$0.3	$(81.7)	$(96.6)
OCI before reclassifications	10.8	—	(3.5)	7.3
Amounts reclassified from AOCI	1.7	—	—	1.7
Net current-period OCI	12.5	—	(3.5)	9.0
Ending balance June 29, 2019	$(2.7)	$0.3	$(85.2)	$(87.6)

Beginning balance December 29, 2018	$(9.7)	$0.3	$(92.3)	$(101.7)
OCI before reclassifications	2.7	—	7.1	9.8
Amounts reclassified from AOCI	4.3	—	—	4.3
Net current-period OCI	7.0	—	7.1	14.1
Ending balance June 29, 2019	$(2.7)	$0.3	$(85.2)	$(87.6)

Beginning balance March 28, 2020	$—	$(1.0)	$(97.4)	$(98.4)
OCI before reclassifications	—	—	8.4	8.4
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	8.4	8.4
Ending Balance June 27, 2020	$—	$(1.0)	$(89.0)	$(90.0)

Beginning balance December 28, 2019	$11.2	$(1.0)	$(78.7)	$(68.5)
OCI before reclassifications	(8.7)	—	(10.3)	(19.0)
Amounts reclassified from AOCI	(2.5)	—	—	(2.5)
Net current-period OCI	(11.2)	—	(10.3)	(21.5)
Ending Balance June 27, 2020	$—	$(1.0)	$(89.0)	$(90.0)
______________________
1  All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three and six months ended June 27, 2020 and June 29, 2019, respectively:

(in millions of U.S. dollars)	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$—	$(1.7)	$0.1	$(4.3)	Cost of sales
Commodity hedges [2]	—	—	2.4	—	Gain on sale of discontinued operations
	—	(1.7)	2.5	(4.3)	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$—	$(1.7)	$2.5	$(4.3)	Net of tax
Amortization of pension benefit plan items
Actuarial (losses)/gains [3]	$—	$—	$—	$—
Prior service costs [3]	—	—	—	—
	—	—	—	—	Total before taxes
	—	—		—	Tax expense or (benefit)
	$—	$—	$—	$—	Net of tax
Total reclassifications for the period	$—	$(1.7)	$2.5	$(4.3)	Net of tax
______________________
1  Amounts in parentheses indicate debits.
2 Net of $1.3 million of associated tax impact that resulted in a decrease to the gain on the sale of discontinued operations for the six months ended June 27, 2020.
3 These AOCI components are included in the computation of net periodic pension cost.

Note 15—Commitments and Contingencies
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
We had $44.7 million in standby letters of credit outstanding as of June 27, 2020 ($47.4 million as of December 28, 2019).

Guarantees
        After the sale of our legacy carbonated soft drink and juice business and our RCI finished goods export business in January 2018, we have continued to provide contractual payment guarantees to three third-party lessors of certain real property used in these businesses. The leases were conveyed to Refresco as part of the sale, but our guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $27.3 million as of June 27, 2020 ($29.4 million—December 28, 2019) was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. Discussions with the landlords are ongoing. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of June 27, 2020 and December 28, 2019 were as follows:

	June 27, 2020		December 28, 2019
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2024 [1,2]	$500.1	$500.1	$493.5	$514.5
5.500% senior notes due in 2025 [1,2]	742.4	744.2	741.8	775.3
Total	$1,242.5	$1,244.3	$1,235.3	$1,289.8
______________________
1  The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2 Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of June 27, 2020 and December 28, 2019.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a non-recurring basis. These assets can include goodwill, intangible assets, property, plant and equipment, lease-related right-of-use assets, and long-lived assets that have been reduced to fair value when they are held for sale. If certain triggering events occur, or if an annual impairment test is required, we would evaluate these non-financial assets for impairment. If an impairment were to occur, the asset would be recorded at the estimated fair value, using primarily unobservable Level 3 inputs.
During the second quarter of 2020, given the general deterioration in economic and market conditions in which we operate arising from the COVID-19 pandemic, we identified a triggering event indicating possible impairment of goodwill and intangible assets. See Note 1 to the Consolidated Financial Statements for additional information on goodwill and intangible asset impairment. We did not identify impairment of our property, plant and equipment, lease-related right-of-use assets, or long-lived assets.

Note 17—Subsequent Events
In July 2020, a settlement agreement was reached with Refresco, the buyer of both our legacy carbonated soft drink and juice business and our Cott Beverages LLC business. In exchange for a settlement of pending and future claims, $4.0 million of the escrow funds were released to Refresco. The remaining $8.4 million and $0.5 million were released to us.
On August 4, 2020, our Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on September 2, 2020 to share owners of record at the close of business on August 19, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
        This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (our “2019 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A in our 2019 Annual Report and under “Risk Factors” in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020. As used herein, “Primo,” “the Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
Overview
        Primo is a leading pure-play water solutions provider in North America, Europe and Israel. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through major retailers and online at various price points or leased to customers. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units across its 21-country footprint representing a top five position.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Water coolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection.
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
During the second quarter of 2020, we implemented a restructuring program intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition (defined below) and, as a result, reorganized into two reporting segments: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo (defined below) businesses) and Rest of World (which includes our Eden Springs Nederland B.V. (“Eden”), Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”) and John Farrer & Company Limited (“Farrers”) businesses). Our corporate oversight function and other miscellaneous expenses are aggregated and included in the All Other category. Segment reporting results have been recast to reflect these changes for all periods presented.
Impact of the COVID-19 Pandemic
Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding the extent and duration of any impact that these measures and future measures in response to the pandemic may have on our business, including whether they will result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), and how they will further impact our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.

We have implemented safety protocols, including implementing social distancing guidelines, staggering employee shifts, providing our associates with personal protective equipment, and continuing to allow members of our team to work from home where possible. We have been working and will continue to work closely with our business partners on contingency planning in an effort to maintain supply. To date, we have not experienced a material disruption to our operations or supply chain.
While we continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols and have taken other operational actions in an effort to try to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.
As we deliver bottled water to residential and business customers across a 21-country footprint and provide multi-gallon purified bottled water, self-service refill drinking water and water dispensers to customers through major retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction. Changes in demand as a result of COVID-19 will vary in scope and timing across these markets. For example, to date, we have seen an increase in volumes in our residential water direct business and a decrease in volumes in our commercial water direct business as a result of the COVID-19 pandemic. Any continued economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our business partners’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and six months ended June 27, 2020, we received wage subsidies under these programs totaling $3.4 million. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $6.3 million were included in accounts payable and accrued liabilities and $2.9 million were included in other long-term liabilities on our Consolidated Balance Sheet as of June 27, 2020.
During the three and six months ended June 27, 2020, we recorded a total of $115.2 million of non-cash impairment charges related to goodwill and intangible assets. See Note 1 to the Consolidated Financial Statements for additional information on goodwill and intangible asset impairment. The impairment charges were primarily driven by the impact of the COVID-19 pandemic and revised projections of future operating results.
Additionally, on June 11, 2020, we announced that our Board of Directors approved a plan intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and to mitigate the negative financial and operational impacts of the COVID-19 pandemic, including implementing headcount reductions and furloughs in our North America and Rest of World reporting segments (“2020 Restructuring Plan”). When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. In connection with the 2020 Restructuring Plan, we expect to incur approximately $19.0 million in severance costs, all of which are expected to result in cash expenditures and are expected to be fully paid by the end of 2020. All costs incurred by the 2020 Restructuring Plan are included in SG&A expenses for the three and six months ended June 27, 2020. See Note 1 to the Consolidated Financial Statements for additional information on restructuring charges incurred during the three and six months ended June 27, 2020.
During the three and six months ended June 27, 2020 we also incurred $6.6 million and $7.9 million, respectively, in other COVID-19 related costs. Other COVID-19 related costs primarily include front-line incentives paid and costs incurred for supplies.

Divestiture, Acquisition and Financing Transactions
        On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”), to Westrock Coffee Company, LLC, a Delaware limited liability company (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company (“S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to Westrock. We used the proceeds of the transaction to finance a portion of the Legacy Primo Acquisition.
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
On March 6, 2020 (the “Closing Date”), we entered into a credit agreement among the Company, as parent borrower, Primo Water Holdings Inc. (formerly known as Cott Holdings Inc.) and Eden, each as subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Credit Agreement”).
The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Revolving Credit Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Revolving Credit Facility will mature five years from the Closing Date and includes letter of credit and swing line loan sub facilities. Borrowings under the Revolving Credit Facility were used on the Closing Date to refinance in full and terminate our previously existing asset-based lending credit facility.
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

        The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A “Risk Factors” in our 2019 Annual Report and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, and those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.
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
•our exposure to intangible asset risk;
•the impact of national, regional and global events, including those of a political, economic, business and competitive nature;
•the impact of the spread of COVID-19, related government actions and the Company's strategy in response thereto on our business, financial condition and results of operations;
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
        We also utilize (loss) earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net (loss) income from continuing operations before interest expense, net, (benefit) expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, COVID-19 costs, goodwill and intangible asset impairment charges, foreign exchange and other (gains) losses, net, loss on disposal of property, plant and equipment, net, (gain) loss on sale of business and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance.
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

Summary Financial Results
Net loss from continuing operations for the three months ended June 27, 2020 (the “second quarter”) and six months ended June 27, 2020 (the “first half of 2020” or “year to date”) was $131.7 million or $0.82 per diluted common share, and $159.1 million or $1.06 per diluted common share, respectively, compared with net income from continuing operations for the three months ended June 29, 2019 and net loss from continuing operations for the six months ended June 29, 2019 of $2.7 million or $0.02 per diluted common share, and $20.0 million or $0.15 per diluted common share, respectively.
The following items of significance affected our financial results for the first half of 2020:

•Net revenue increased $47.7 million, or 5.4%, from the prior year period due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19 and the non-recurrence of revenues contributed by our Cott Beverages LLC business, which was sold during the first quarter of 2019;
•Gross profit increased to $528.0 million from $514.7 million in the prior year period due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19. Gross profit as a percentage of net revenue was 56.7% compared to 58.3% in the prior year period;
•SG&A expenses increased to $501.8 million from $481.5 million in the prior year period due primarily to the addition of the Legacy Primo business, partially offset by lower delivery expenses incurred as a result of the impact of COVID-19 and the non-recurrence of SG&A expenses incurred by our Cott Beverages LLC business, which was sold during the first quarter of 2019. SG&A expenses as a percentage of net revenue was 53.9% compared to 54.5% in the prior year period;
•Acquisition and integration expenses increased to $25.1 million from $7.4 million in the prior year period due primarily to the acquisition and integration of the Legacy Primo business. Acquisition and integration expenses as a percentage of revenue was 2.7% compared to 0.8% in the prior year period;
•Goodwill and intangible asset impairment charges increased to $115.2 million from nil in the prior year period due primarily to general deterioration in economic and market conditions in which we operate arising from COVID-19.
•Other expense, net was $5.4 million compared to $3.3 million in the prior year period due primarily to an increase of net losses on foreign currency transactions in the first half, partially offset by the loss recognized on the sale of our Cott Beverages LLC business in the prior year period;
•Income tax benefit was $4.7 million on pre-tax loss from continuing operations of $163.8 million compared to income tax expense of $0.8 million on pre-tax loss from continuing operations of $19.2 million in the prior year period due primarily to impairment charges incurred in the second quarter of 2020 for which minimal tax benefit is recognized;
•Adjusted EBITDA increased to $152.9 million compared to $128.4 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $70.2 million compared to $16.3 million in the prior year period. The $53.9 million increase was due primarily to the change in working capital balances relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and six months ended June 27, 2020 and June 29, 2019:

	For the Three Months Ended				For the Six Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	456.8	100.0	455.6	100.0	931.0	100.0	883.3	100.0
Cost of sales	202.1	44.2	184.0	40.4	403.0	43.3	368.6	41.7
Gross profit	254.7	55.8	271.6	59.6	528.0	56.7	514.7	58.3
Selling, general and administrative expenses	246.7	54.0	245.7	53.9	501.8	53.9	481.5	54.5
Loss on disposal of property, plant and equipment, net	2.5	0.5	1.7	0.4	3.9	0.4	3.6	0.4
Acquisition and integration expenses	4.3	0.9	2.7	0.6	25.1	2.7	7.4	0.8
Goodwill and intangible asset impairment charges	115.2	25.2	—	—	115.2	12.4	—	—
Operating (loss) income	(114.0)	(25.0)	21.5	4.7	(118.0)	(12.7)	22.2	2.5
Other (income) expense, net	(1.6)	(0.4)	(2.2)	(0.5)	5.4	0.6	3.3	0.4
Interest expense, net	20.7	4.5	18.8	4.1	40.4	4.3	38.1	4.3
(Loss) income from continuing operations before income taxes	(133.1)	(29.1)	4.9	1.1	(163.8)	(17.6)	(19.2)	(2.2)
Income tax (benefit) expense	(1.4)	(0.3)	2.2	0.5	(4.7)	(0.5)	0.8	0.1
Net (loss) income from continuing operations	(131.7)	(28.8)	2.7	0.6	(159.1)	(17.1)	(20.0)	(2.3)
Net (loss) income from discontinued operations, net of income taxes	(4.3)	(0.9)	1.7	0.4	26.6	2.9	4.7	0.5
Net (loss) income	(136.0)	(29.8)	4.4	1.0	(132.5)	(14.2)	(15.3)	(1.7)
Depreciation & amortization	52.8	11.6	42.9	9.4	97.8	10.5	82.6	9.4

The following tables summarize the change in revenue by reporting segment for the three and six months ended June 27, 2020:

	For the Three Months Ended June 27, 2020
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in revenue	$40.4	$(39.2)	$—	$1.2
Impact of foreign exchange [1]	0.4	2.1	—	2.5
Change excluding foreign exchange	$40.8	$(37.1)	$—	$3.7
Percentage change in revenue	12.5%	(29.7)%	—%	0.3%
Percentage change in revenue excluding foreign exchange	12.6%	(28.1)%	—%	0.8%
______________________
1  Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

	For the Six Months Ended June 27, 2020
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in revenue	$93.0	$(38.1)	$(7.2)	$47.7
Impact of foreign exchange [1]	0.5	2.2	—	2.7
Change excluding foreign exchange	$93.5	$(35.9)	$(7.2)	$50.4
Percentage change in revenue	15.0%	(15.0)%	(100.0)%	5.4%
Percentage change in revenue excluding foreign exchange	15.0%	(14.1)%	(100.0)%	5.7%
______________________
1  Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for the three and six months ended June 27, 2020:

	For the Three Months Ended June 27, 2020
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in gross profit	$9.6	$(26.5)	$—	$(16.9)
Impact of foreign exchange [1]	0.2	1.1	—	1.3
Change excluding foreign exchange	$9.8	$(25.4)	$—	$(15.6)
Percentage change in gross profit	4.9%	(35.2)%	—%	(6.2)%
Percentage change in gross profit excluding foreign exchange	5.0%	(33.7)%	—%	(5.7)%
______________________
1  Impact of foreign exchange is the difference between the current period gross profit translated utilizing the current period average foreign exchange rates less the current period gross profit translated utilizing the prior period average foreign exchange rates.

	For the Six Months Ended June 27, 2020
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in gross profit	$40.1	$(26.5)	$(0.3)	$13.3
Impact of foreign exchange [1]	0.3	1.1	—	1.4
Change excluding foreign exchange	$40.4	$(25.4)	$(0.3)	$14.7
Percentage change in gross profit	10.8%	(18.6)%	(100.0)%	2.6%
Percentage change in gross profit excluding foreign exchange	10.9%	(17.8)%	(100.0)%	2.9%
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

        The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and six months ended June 27, 2020 and June 29, 2019:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue, net
North America	$363.9	$323.5	$714.6	$621.6
Rest of World	92.9	132.1	216.4	254.5
All Other	—	—	—	7.2
Total	$456.8	$455.6	$931.0	$883.3
Gross profit
North America	$205.9	$196.3	$412.0	$371.9
Rest of World	48.8	75.3	116.0	142.5
All Other	—	—	—	0.3
Total	$254.7	$271.6	$528.0	$514.7
Selling, general and administrative expenses
North America	$175.5	$171.8	$352.7	$334.4
Rest of World	60.1	64.4	126.7	124.8
All Other	11.1	9.5	22.4	22.3
Total	$246.7	$245.7	$501.8	$481.5
Operating income (loss)
North America	$24.4	$21.9	$48.1	$32.1
Rest of World	(126.6)	9.0	(127.1)	14.3
All Other	(11.8)	(9.4)	(39.0)	(24.2)
Total	$(114.0)	$21.5	$(118.0)	$22.2

The following tables summarize net revenue by channel for the three and six months ended June 27, 2020 and June 29, 2019:

	For the Three Months Ended June 27, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$225.8	$42.3	$—	$268.1
Water Refill/Water Filtration	51.2	6.3	—	57.5
Other Water	42.5	14.3	—	56.8
Water Dispensers	20.8	—	—	20.8
Other	23.6	30.0	—	53.6
Total	$363.9	$92.9	$—	$456.8

	For the Six Months Ended June 27, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$463.2	$100.1	$—	$563.3
Water Refill/Water Filtration	74.9	13.4	—	88.3
Other Water	84.7	27.5	—	112.2
Water Dispensers	26.7	—	—	26.7
Other	65.1	75.4	—	140.5
Total	$714.6	$216.4	$—	$931.0

	For the Three Months Ended June 29, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$229.7	$66.0	$—	$295.7
Water Refill/Water Filtration	8.8	6.5	—	15.3
Other Water	41.6	16.5	—	58.1
Water Dispensers	—	—	—	—
Other	43.4	43.1	—	86.5
Total	$323.5	$132.1	$—	$455.6

	For the Six Months Ended June 29, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$436.2	$123.7	$—	$559.9
Water Refill/Water Filtration	17.7	12.9	—	30.6
Other Water	81.3	27.6	—	108.9
Water Dispensers	—	—	—	—
Other	86.4	90.3	7.2	183.9
Total	$621.6	$254.5	$7.2	$883.3

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended June 27, 2020 and June 29, 2019:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income from continuing operations	$(131.7)	$2.7	$(159.1)	$(20.0)
Interest expense, net	20.7	18.8	40.4	38.1
Income tax (benefit) expense	(1.4)	2.2	(4.7)	0.8
Depreciation and amortization	52.8	42.9	97.8	82.6
EBITDA	$(59.6)	$66.6	$(25.6)	$101.5
Acquisition and integration costs [1]	4.3	2.7	25.1	7.4
Share-based compensation costs	4.9	3.0	7.3	6.1
COVID-19 costs	15.4	—	16.8	—
Goodwill and intangible asset impairment charges	115.2	—	115.2	—
Foreign exchange and other (gains) losses, net	(1.1)	(0.7)	5.2	0.3
Loss on disposal of property, plant and equipment, net	2.5	1.7	3.9	3.6
(Gain) loss on sale of business	(0.6)	0.6	(0.6)	6.0
Other adjustments, net	1.5	0.8	5.6	3.5
Adjusted EBITDA	$82.5	$74.7	$152.9	$128.4
______________________
1  Includes $0.2 million and $0.4 million of share-based compensation costs for the three and six months ended June 29, 2019 related to awards granted in connection with the acquisition of our Eden business.

Three Months Ended June 27, 2020 Compared to Three Months Ended June 29, 2019
Revenue, Net
Net revenue increased $1.2 million, or 0.3%, in the second quarter from the comparable prior year period.
North America net revenue increased $40.4 million, or 12.5%, in the second quarter from the comparable prior year period due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19.
Rest of World net revenue decreased $39.2 million, or 29.7%, in the second quarter from the comparable prior year period due primarily to a decline in water consumption and volumes due to the impact of COVID-19.
Gross Profit
Gross profit decreased to $254.7 million in the second quarter from $271.6 million in the comparable prior year period. Gross profit as a percentage of revenue was 55.8% in the second quarter compared to 59.6% in the comparable prior year period.
North America gross profit increased to $205.9 million in the second quarter from $196.3 million in the comparable prior year period due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes, as well as additional costs incurred as a result of the impact of COVID-19.
Rest of World gross profit decreased to $48.8 million in the second quarter from $75.3 million in the comparable prior year period due primarily to a decline in water consumption and volumes due to the impact of COVID-19.

Selling, General and Administrative Expenses
SG&A expenses increased to $246.7 million in the second quarter from $245.7 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 54.0% in the second quarter compared to 53.9% in the comparable prior year period.
North America SG&A expenses increased to $175.5 million in the second quarter from $171.8 million in the comparable prior year period due primarily to the addition of the Legacy Primo business, partially offset by lower delivery expenses incurred as a result of the impact of COVID-19 and wage subsidies received.
Rest of World SG&A expenses decreased to $60.1 million in the second quarter from $64.4 million in the comparable prior year period due primarily to lower delivery expenses incurred as a result of the impact of COVID-19 and wage subsidies received, partially offset by an increase in severance costs.
All Other SG&A expenses increased to $11.1 million in the second quarter from $9.5 million in the comparable prior year period due primarily to an increase in professional fees.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $4.3 million in the second quarter from $2.7 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 0.9% in the second quarter compared to 0.6% in the comparable prior year period.
North America acquisition and integration expenses increased to $2.4 million in the second quarter from $1.0 million in the comparable prior year period due primarily to the addition of the Legacy Primo business.
Rest of World acquisition and integration expenses decreased to $1.0 million in the second quarter from $1.9 million in the comparable prior year period due primarily to a reduction in costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses increased to $0.9 million in the second quarter from income of $0.2 million in the comparable prior year period due primarily to the addition of the Legacy Primo business.
Goodwill and Intangible Asset Impairment Charges
Goodwill and intangible asset impairment charges increased to $115.2 million in the second quarter from nil in the comparable prior year period. Goodwill and intangible asset impairment charges as a percentage of revenue was 25.2% in the second quarter compared to nil in the comparable prior year period.
North America goodwill and intangible asset impairment charges increased to $1.2 million in the second quarter from nil in the comparable prior year period due to impairment charges recorded on our Canadian trademarks primarily resulting from general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
Rest of World goodwill and intangible asset impairment charges increased to $114.0 million in the second quarter from nil in the comparable prior year period due primarily to general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
Operating (Loss) Income
Operating loss was $114.0 million in the second quarter compared to operating income of $21.5 million in the comparable prior year period.
North America operating income increased to $24.4 million in the second quarter from $21.9 million in the comparable prior year period due to the items discussed above.
Rest of World operating loss increased to $126.6 million in the second quarter from operating income of $9.0 million in the comparable prior year period due to the items discussed above.
All Other operating loss increased to $11.8 million in the second quarter from $9.4 million in the comparable prior year period due to the items discussed above.
Other Income, Net
Other income, net was $1.6 million for the second quarter compared to $2.2 million in the comparable prior year period due primarily to a decrease of net gains on foreign currency transactions in the second quarter compared to the prior year period.

Income Taxes
Income tax benefit was $1.4 million in the second quarter compared to income tax expense of $2.2 million in the comparable prior year period. The effective tax rate for the second quarter was 1.1% compared to 44.9% in the comparable prior year period.
The effective tax rate for the second quarter varied from the effective tax rate from the comparable prior year period due to impairment charges incurred in the second quarter of 2020 for which minimal tax benefit is recognized.

Six Months Ended June 27, 2020 Compared to Six Months Ended June 29, 2019
Revenue, Net
Net revenue increased $47.7 million, or 5.4%, for the year to date from the comparable prior year period.
North America net revenue increased $93.0 million, or 15.0%, for the year to date from the comparable prior year period due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19.
Rest of World net revenue decreased $38.1 million, or 15.0%, for the year to date from the comparable prior year period due primarily to a decline in water consumption and volumes due to the impact of COVID-19.
All Other net revenue decreased $7.2 million, or 100.0%, for the year to date from the comparable prior year period due primarily to the non-recurrence of revenue contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Gross Profit
Gross profit increased to $528.0 million for the year to date from $514.7 million in the comparable prior year period. Gross profit as a percentage of revenue was 56.7% year to date compared to 58.3% in the comparable prior year period.
North America gross profit increased to $412.0 million for the year to date from $371.9 million in the comparable prior year period due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes as a result of the impact of COVID-19.
Rest of World gross profit decreased to $116.0 million for the year to date from $142.5 million in the comparable prior year period due primarily to a decline in water consumption and volumes due to the effect of COVID-19.
All Other gross profit decreased to nil for the year to date from $0.3 million in the comparable prior year period due primarily to the non-recurrence of gross profit contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses increased to $501.8 million for the year to date from $481.5 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 53.9% year to date compared to 54.5% in the comparable prior year period.
North America SG&A expenses increased to $352.7 million for the year to date from $334.4 million in the comparable prior year period due primarily to the addition of the Legacy Primo business, partially offset by lower delivery expenses incurred as a result of the impact of COVID-19.
Rest of World SG&A expenses increased to $126.7 million for the year to date from $124.8 million in the comparable prior year period due primarily to an increase in severance costs, partially offset by lower delivery expenses incurred as a result of the impact of COVID-19.
All Other SG&A expenses increased to $22.4 million for the year to date from $22.3 million in the comparable prior year period due primarily to an increase in professional fees, partially offset by the non-recurrence of SG&A expenses incurred by our Cott Beverages LLC business, which was sold in the first quarter of 2019.

Acquisition and Integration Expenses
Acquisition and integration expenses increased to $25.1 million for the year to date from $7.4 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 2.7% year to date compared to 0.8% in the comparable prior year period.
North America acquisition and integration expenses increased to $6.5 million for the year to date from $1.9 million in the comparable prior year period due primarily to the addition of the Legacy Primo business, partially offset by lower acquisition and integration expenses related to our Mountain Valley and Crystal Rock businesses.
Rest of World acquisition and integration expenses decreased to $2.1 million for the year to date from $3.4 million in the comparable prior year period due primarily to a reduction in costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses increased to $16.5 million for the year to date from $2.1 million in the comparable prior year period due primarily to the addition of the Legacy Primo business.
Goodwill and Intangible Asset Impairment Charges
Goodwill and intangible asset impairment charges increased to $115.2 million for the year to date from nil in the comparable prior year period. Goodwill and intangible asset impairment charges as a percentage of revenue was 12.4% year to date compared to nil in the comparable prior year period.
North America goodwill and intangible asset impairment charges increased to $1.2 million for the year to date from nil in the comparable prior year period due to impairment charges recorded on our Canadian trademarks primarily resulting from general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
Rest of World goodwill and intangible asset impairment charges increased to $114.0 million for the year to date from nil in the comparable prior year period due primarily to general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
Operating (Loss) Income
Operating loss was $118.0 million for the year to date compared to operating income of $22.2 million in the comparable prior year period.
North America operating income increased to $48.1 million for the year to date from $32.1 million in the comparable prior year period due to the items discussed above.
Rest of World operating loss increased to $127.1 million for the year to date from operating income of $14.3 million in the comparable prior year period due to the items discussed above.
All Other operating loss increased to $39.0 million for the year to date from $24.2 million in the comparable prior year period due to the items discussed above.
Other Expense, Net
Other expense, net was $5.4 million for the year to date compared to $3.3 million in the comparable prior year period due primarily to an increase of net losses on foreign currency transactions in the first half, partially offset by the loss recognized on the sale of our Cott Beverages LLC business in the prior year period.
Income Taxes
Income tax benefit was $4.7 million for the year to date compared to income tax expense of $0.8 million in the comparable prior year period. The effective tax rate for the year to date was 2.9% compared to (4.2)% in the comparable prior year period.
The effective tax rate for the year to date varied from the effective tax rate from the comparable prior year period due to impairment charges incurred in the second quarter of 2020 for which minimal tax benefit is recognized.

Liquidity and Capital Resources
As of June 27, 2020, we had total debt of $1,509.8 million and $211.1 million of cash and cash equivalents compared to $1,358.4 million of debt and $156.9 million of cash and cash equivalents as of December 28, 2019. Our cash and cash equivalents balances as of June 27, 2020 and December 28, 2019 include $12.4 million of cash proceeds received from the sale of our legacy carbonated soft drink and juice business and our Royal Crown International finished goods export business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. Our cash and cash equivalents balances as of June 27, 2020 and December 28, 2019 also include $0.5 million of cash proceeds received from the sale of our Cott Beverages LLC business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. In July 2020, a settlement agreement was reached with Refresco, the buyer of both businesses. In exchange for a settlement of pending and future claims, $4.0 million of the escrow funds were released to Refresco. The remaining $8.4 million and $0.5 million were released to us.
The recent COVID-19 pandemic has disrupted our business. The extent and duration of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market. These factors include the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary. In response to the COVID-19 pandemic, we have taken certain measures to preserve our liquidity. For example, on April 3, 2020, we borrowed $170.0 million under the Revolving Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering current uncertainty in the global markets resulting from the COVID-19 pandemic. In the second quarter of 2020, we repaid $100.0 million of the outstanding borrowings under the Revolving Credit Facility.
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
As of June 27, 2020, our outstanding borrowings under the Revolving Credit Facility were $206.0 million and outstanding letters of credit totaled $44.7 million resulting in total utilization under the Revolving Credit Facility of $250.7 million. Accordingly, unused availability under the Revolving Credit Facility as of June 27, 2020 amounted to $99.3 million.
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
A dividend of $0.06 per common share was declared during each quarter of 2020 for aggregate dividend payments of approximately $19.5 million.

The following table summarizes our cash flows for the three and six months ended June 27, 2020 and June 29, 2019, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net cash provided by operating activities from continuing operations	$65.5	$1.2	$70.2	$16.3
Net cash used in investing activities from continuing operations	(41.4)	(46.2)	(501.6)	(22.2)
Net cash provided by (used in) financing activities from continuing operations	76.0	1.6	63.2	(45.1)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	(0.7)	7.1	(18.0)	15.6
Net cash (used in) provided by investing activities from discontinued operations	(1.6)	(4.1)	392.9	(23.2)
Net cash used in financing activities from discontinued operations	—	(0.2)	(0.1)	(0.2)
Effect of exchange rate changes on cash	1.1	0.1	(1.0)	1.4
Net increase (decrease) in cash, cash equivalents and restricted cash	98.9	(40.5)	5.6	(57.4)
Cash and cash equivalents and restricted cash, beginning of period	112.2	153.9	205.5	170.8
Cash and cash equivalents and restricted cash from continuing operations, end of period	$211.1	$113.4	$211.1	$113.4
Operating Activities
Cash provided by operating activities from continuing operations was $70.2 million year to date compared to $16.3 million in the comparable prior year period. The $53.9 million increase was due primarily to the change in working capital balances relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $501.6 million year to date compared to $22.2 million in the comparable prior year period. The $479.4 million increase was due primarily to the cash used to acquire our Legacy Primo business, an increase in additions to property, plant and equipment relative to the prior year period, and cash received from the sale of our Cott Beverages LLC business in the prior year period.
Financing Activities
Cash provided by financing activities from continuing operations was $63.2 million year to date compared to cash used in financing activities from continuing operations of $45.1 million in the comparable prior year period. The $108.3 million increase was due primarily to an increase in net short-term borrowings in the current year as compared to the prior year period, partially offset by an increase in common shares repurchased and cash used for financing fees relative to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of June 27, 2020.
Contractual Obligations
We have no material changes to the disclosure on this matter made in our 2019 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2019 Annual Report.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of June 27, 2020, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of June 27, 2020.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of June 27, 2020.
Issuer Purchases of Equity Securities
Tax Withholding
In the second quarter of 2020, an aggregate of 19,978 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the second quarter of 2019, an aggregate of 3,832 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 28, 2019, our equity has increased by $182.0 million. The increase was due primarily to the issuance of common shares of $384.0 million, partially offset by net loss of $132.5 million, common shares repurchased and canceled of $32.2 million, other comprehensive loss, net of tax of $21.5 million and common share dividend payments of $19.5 million.
Dividend Payments
Common Share Dividend
On May 5, 2020, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on June 17, 2020 to shareowners of record at the close of business on June 5, 2020. On August 4, 2020, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on September 2, 2020 to shareowners of record at the close of business on August 19, 2020. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.
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

Impairment testing of goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. During the second quarter of 2020, given the general deterioration in economic and market conditions in which we operate arising from COVID-19 pandemic, we identified a triggering event indicating possible impairment of goodwill and intangible assets, as further described below. We did not identify impairment of our property, plant and equipment, lease-related right-of-use assets, or long-lived assets.
Due to the triggering event identified above arising from the impact of the COVID-19 pandemic, we first performed a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. Based on this qualitative assessment, we determined that it was more likely than not that the fair value of our Eden, Aimia, Decantae, and Farrers reporting units did not exceed their respective carrying values. As a result, we performed an interim quantitative impairment test as of June 27, 2020 on these reporting units.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair value of the Aimia reporting unit exceeded its carrying value by approximately 23.5%. Therefore, no goodwill impairment charge was recorded for the Aimia reporting unit. Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined that goodwill was impaired for the Eden, Decantae, and Farrers reporting units and recognized impairment charges of $103.3 million, $0.3 million and $0.5 million, respectively. The impairment charges are included in goodwill and intangible asset impairment charge expense in the Consolidated Statements of Operations for the three and six months ended June 27, 2020.
Critical assumptions used in our valuation of the Eden reporting unit included the anticipated future cash flows, a weighted-average terminal growth rate of 1.5% and a discount rate of 9.5%. Critical assumptions used in our valuation of the Aimia, Decantae, and Farrers reporting units included a weighted-average terminal growth rate of 2.0% and a discount rate of 11.5%. The anticipated future cash flows assumption reflects projected revenue growth rates, operating profit margins and capital expenditures. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
See Note 1 to the Consolidated Financial Statements for a discussion on goodwill impairment.
Impairment testing of intangible assets with an indefinite life
Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of businesses, and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets. Our trademarks with indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year.
As a result of the triggering event described above arising from the impact of the COVID-19 pandemic, we also performed recoverability tests on our intangible assets, primarily trademarks, within each of our reporting segments as of June 27, 2020. We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of our trademarks with indefinite lives were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. Based on this qualitative assessment, we determined that impairment was more likely than not with the trademarks with indefinite lives associated with our Eden and Aquaterra businesses. As a result, we performed an interim quantitative impairment test as of June 27, 2020 on these intangible assets.

To determine the fair value of the trademarks with indefinite lives associated with our Eden and Aquaterra businesses, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, we determined the trademarks with indefinite lives associated with our Eden and Aquaterra businesses were impaired and recognized impairment charges of $9.9 million and $1.2 million, respectively. The impairment charges are included in goodwill and intangible asset impairment charge expense in the Consolidated Statements of Operations for the three and six months ended June 27, 2020.
See Note 1 to the Consolidated Financial Statements for a discussion on intangible assets with an indefinite life impairment.
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
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 27, 2020. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2020, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Reference is made to the legal proceedings described in Note 15 to the Consolidated Financial Statements.

Item 1A. Risk Factors
The Company’s business, financial condition, results of operations and cash flows are subject to various risks, which could cause actual results to vary materially from anticipated results. Reference is made to the risk factors disclosed in Part 1, Item 1A Risk Factors in our 2019 Annual Report, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020. At the time of this filing, there have been no material changes to our risk factors that were included in our 2019 Annual Report, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the second quarter of 2020 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2019 - April 30, 2020	8,792	$9.27	N/A	N/A
May 1, 2020 - May 31, 2020	6,937	$10.32	N/A	N/A
June 1, 2020 - June 27, 2020	4,249	$12.41	N/A	N/A
Total	19,978

Item 5. Other Information
The following disclosure is intended to satisfy the requirements of Item 5.02(e) of Form 8-K (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):
On May 5, 2020, the Human Resources and Compensation Committee (the “HRCC”) of our Board of Directors awarded a bonus payable in common shares to Jay Wells, Chief Financial Officer of the Company. The award vests and is paid out depending on the achievement of specified performance targets in connection with the Legacy Primo Acquisition for the year ended January 2, 2021 (the “Primo Synergy Bonus”). The performance targets include (1) attainment of a specified percentage target under the Company’s annual cash performance bonus plan for the DS Services business, and (2) attainment of a specified annualized 2020 synergy target. The number of common shares awarded would be calculated based on the closing share price on the date the achievement of the performance target is certified by the HRCC. Because the amount of the bonus and the share price are not yet known, the number of shares that may be awarded to Mr. Wells cannot be determined. Mr. Wells’ eligibility to receive the Primo Synergy Bonus is conditioned on his continued employment through the payment date.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Amendment to Articles of Amalgamation of Primo Water Corporation.	8-K	3.1	3/5/2020	001-31410
3.2	By-laws of Primo Water Corporation, as amended.	8-A	3.2	5/4/2018	001-31410
10.1 (1)	Employment Offer Letter to Ghire Shivprasad dated June 15, 2020.					*
10.2 (1)	Employment Offer Letter to David Muscato dated June 15, 2020.					*
10.3 (1)	Amended and Restated Contract of Employment between Eden Springs UK Limited and Steven Kitching dated June 26, 2020.					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2020.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2020.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2020.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2020.					*
101	The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, filed August 6, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
______________________
1  Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: August 6, 2020	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: August 6, 2020	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)