Form 10-Q
period 2020-09-26
Primo Water Corp /CN/
filed 2020-11-05
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 26, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2020
Common Shares, no par value per share	160,197,056

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue, net	$517.5	$472.1	$1,448.5	$1,355.4
Cost of sales	213.4	185.8	616.4	554.4
Gross profit	304.1	286.3	832.1	801.0
Selling, general and administrative expenses	257.2	244.2	759.0	725.7
Loss on disposal of property, plant and equipment, net	2.3	1.1	6.2	4.7
Acquisition and integration expenses	3.3	2.6	28.4	10.0
Goodwill and intangible asset impairment charges	—	—	115.2	—
Operating income (loss)	41.3	38.4	(76.7)	60.6
Other (income) expense, net	(4.8)	3.8	0.6	7.1
Interest expense, net	20.4	20.2	60.8	58.3
Income (loss) from continuing operations before income taxes	25.7	14.4	(138.1)	(4.8)
Income tax expense (benefit)	3.4	7.1	(1.3)	7.9
Net income (loss) from continuing operations	$22.3	$7.3	$(136.8)	$(12.7)
Net (loss) income from discontinued operations, net of income taxes	(0.3)	2.8	26.3	7.5
Net income (loss)	$22.0	$10.1	$(110.5)	$(5.2)
Net income (loss) per common share
Basic:
Continuing operations	$0.14	$0.05	$(0.89)	$(0.09)
Discontinued operations	$—	$0.02	$0.17	$0.05
Net income (loss)	$0.14	$0.07	$(0.72)	$(0.04)
Diluted:
Continuing operations	$0.14	$0.05	$(0.89)	$(0.09)
Discontinued operations	$—	$0.02	$0.17	$0.05
Net income (loss)	$0.14	$0.07	$(0.72)	$(0.04)
Weighted average common shares outstanding (in thousands)
Basic	160,101	134,667	153,723	135,395
Diluted	161,433	136,208	153,723	135,395

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$22.0	$10.1	$(110.5)	$(5.2)
Other comprehensive (loss) income:
Currency translation adjustment	(4.8)	(0.8)	(15.1)	6.3
Income (loss) on derivative instruments, net of tax [1,2]	—	(1.0)	(11.2)	6.0
Comprehensive income (loss)	$17.2	$8.3	$(136.8)	$7.1
______________________
1    Net of the effect of $3.0 million tax benefit for the nine months ended September 26, 2020 and $1.1 million tax benefit and $2.2 million tax expense for the three and nine months ended September 28, 2019, respectively.
2    Net of $1.3 million associated tax impact that resulted in a decrease to the gain on sale of discontinued operations for the nine months ended September 26, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	September 26, 2020	December 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$161.9	$156.9
Accounts receivable, net of allowance of $15.6 ($8.8 as of December 28, 2019)	275.1	216.7
Inventories	79.3	62.9
Prepaid expenses and other current assets	28.0	19.1
Current assets of discontinued operations	—	186.7
Total current assets	544.3	642.3
Property, plant and equipment, net	669.9	558.1
Operating lease right-of-use-assets	177.1	185.7
Goodwill	1,258.9	1,047.5
Intangible assets, net	982.0	597.0
Other long-term assets, net	28.7	20.5
Long-term assets of discontinued operations	—	339.8
Total assets	$3,660.9	$3,390.9
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$148.8	$92.4
Current maturities of long-term debt	18.5	6.9
Accounts payable and accrued liabilities	428.3	370.6
Current operating lease obligations	38.3	36.5
Current liabilities of discontinued operations	—	101.2
Total current liabilities	633.9	607.6
Long-term debt	1,306.5	1,259.1
Operating lease obligations	144.9	155.2
Deferred tax liabilities	140.3	90.6
Other long-term liabilities	73.7	58.7
Long-term liabilities of discontinued operations	—	53.5
Total liabilities	2,299.3	2,224.7
Shareholders' Equity
Common shares, no par value - 160,171,008 (December 28, 2019 - 134,803,211) shares issued	1,264.8	892.3
Additional paid-in-capital	79.6	77.4
Retained earnings	112.0	265.0
Accumulated other comprehensive loss	(94.8)	(68.5)
Total shareholders' equity	1,361.6	1,166.2
Total liabilities and shareholders' equity	$3,660.9	$3,390.9

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$22.0	$10.1	$(110.5)	$(5.2)
Net (loss) income from discontinued operations, net of income taxes	(0.3)	2.8	26.3	7.5
Net income (loss) from continuing operations	22.3	7.3	(136.8)	(12.7)
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	53.6	41.7	151.4	124.3
Amortization of financing fees	0.9	0.9	2.7	2.6
Share-based compensation expense	6.2	1.5	13.5	8.0
Provision (benefit) for deferred income taxes	1.8	7.1	(2.6)	1.0
(Gain) loss on sale of business	—	—	(0.6)	6.0
Goodwill and intangible asset impairment	—	—	115.2	—
Loss on disposal of property, plant and equipment, net	2.3	1.1	6.2	4.7
Other non-cash items	(2.8)	3.6	1.7	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(48.6)	(7.2)	(38.5)	(28.9)
Inventories	0.5	(2.5)	3.0	(6.8)
Prepaid expenses and other current assets	(3.9)	0.3	(3.5)	0.6
Other assets	(0.3)	0.1	(0.9)	1.3
Accounts payable and accrued liabilities and other liabilities	21.2	34.1	12.6	4.2
Net cash provided by operating activities from continuing operations	53.2	88.0	123.4	104.3
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(1.2)	(5.2)	(435.7)	(30.7)
Additions to property, plant and equipment	(21.4)	(32.9)	(85.0)	(79.2)
Additions to intangible assets	(2.5)	(3.1)	(7.9)	(5.9)
Proceeds from sale of property, plant and equipment	0.2	0.4	1.0	2.3
Proceeds from sale of business, net of cash sold	—	—	—	50.5
Other investing activities	—	0.4	1.1	0.4
Net cash used in investing activities from continuing operations	(24.9)	(40.4)	(526.5)	(62.6)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(2.3)	(1.3)	(7.6)	(4.1)
Proceeds from short-term borrowings	—	1.2	323.9	64.1
Payments on short-term borrowings	(70.0)	(1.2)	(279.9)	(63.1)
Issuance of common shares	1.2	0.2	2.0	0.9
Common shares repurchased and canceled	(0.2)	(0.1)	(32.3)	(31.1)
Financing fees	(0.6)	—	(3.4)	—
Equity issuance fees	—	—	(1.1)	—
Dividends paid to common shareholders	(9.6)	(8.2)	(29.9)	(24.4)
Payment of deferred consideration for acquisitions	—	—	(1.2)	(0.2)
Other financing activities	7.9	2.0	19.1	5.4
Net cash used in financing activities from continuing operations	(73.6)	(7.4)	(10.4)	(52.5)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(0.7)	(5.9)	(18.7)	9.7
Investing activities of discontinued operations	(4.0)	(3.0)	388.9	(26.2)
Financing activities of discontinued operations	—	(0.2)	(0.1)	(0.4)
Net cash (used in) provided by discontinued operations	(4.7)	(9.1)	370.1	(16.9)
Effect of exchange rate changes on cash	0.8	(0.9)	(0.2)	0.5
Net (decrease) increase in cash, cash equivalents and restricted cash	(49.2)	30.2	(43.6)	(27.2)
Cash and cash equivalents and restricted cash, beginning of period	211.1	113.4	205.5	170.8
Cash and cash equivalents and restricted cash, end of period	161.9	143.6	161.9	143.6
Cash and cash equivalents and restricted cash from discontinued operations, end of period	—	24.7	—	24.7
Cash and cash equivalents and restricted cash from continuing operations, end of period	$161.9	$118.9	$161.9	$118.9
Supplemental Non-cash Investing and Financing Activities:
Shares issued in connection with business combination	$—	$—	$377.6	$—
Dividends payable issued through accounts payable and accrued liabilities	0.1	—	0.3	0.1
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	13.1	13.3	14.7	17.0
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16.2	$3.0	$54.8	$53.3
Cash paid for income taxes, net	4.1	1.4	6.8	6.5

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 27, 2020	160,019	$1,263.3	$75.2	$99.7	$(90.0)	$1,348.2
Net income	—	—	—	22.0	—	22.0
Other comprehensive loss, net of tax	—	—	—	—	(4.8)	(4.8)
Common shares dividends ($0.06 per common share)	—	—	—	(9.7)	—	(9.7)
Share-based compensation	—	—	4.9	—	—	4.9
Common shares repurchased and canceled	(6)	(0.1)	—	—	—	(0.1)
Common shares issued - Equity Incentive Plan	117	1.2	(0.4)	—	—	0.8
Common shares issued - Employee Stock Purchase Plan	41	0.4	(0.1)	—	—	0.3
Balance at September 26, 2020	160,171	$1,264.8	$79.6	$112.0	$(94.8)	$1,361.6

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 28, 2019	134,803	$892.3	$77.4	$265.0	$(68.5)	$1,166.2
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	(3.6)	—	(3.6)
Net loss	—	—	—	(110.5)	—	(110.5)
Other comprehensive loss, net of tax	—	—	—	—	(26.3)	(26.3)
Common shares dividends ($0.18 per common share)	—	—	—	(29.2)	—	(29.2)
Share-based compensation	—	—	12.2	—	—	12.2
Common shares issued in connection with business combination and assumed vested awards, net of equity issuance costs of $1.1 million	26,497	376.5	2.9	—	—	379.4
Common shares repurchased and canceled	(2,802)	(22.6)	—	(9.7)	—	(32.3)
Common shares issued - Equity Incentive Plan	1,569	17.5	(12.6)	—	—	4.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	103	1.1	(0.3)	—	—	0.8
Balance at September 26, 2020	160,171	$1,264.8	$79.6	$112.0	$(94.8)	$1,361.6

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 29, 2019	134,638	$890.0	$74.4	$263.1	$(87.6)	$1,139.9
Net income	—	—	—	10.1	—	10.1
Other comprehensive loss, net of tax	—	—	—	—	(1.8)	(1.8)
Common shares dividends ($0.06 per common share)	—	—	—	(8.2)	—	(8.2)
Share-based compensation	—	—	1.7	—	—	1.7
Common shares repurchased and canceled	(4)	(0.1)	—	—	—	(0.1)
Common shares issued - Equity Incentive Plan	13	0.2	(0.2)	—	—	—
Common shares issued - Employee Stock Purchase Plan	24	0.4	(0.1)	—	—	0.3
Balance at September 28, 2019	134,671	$890.5	$75.8	$265.0	$(89.4)	$1,141.9

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 29, 2018	136,195	$899.4	$73.9	$298.8	$(101.7)	$1,170.4
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	10.5	—	10.5
Net loss	—	—	—	(5.2)	—	(5.2)
Other comprehensive income, net of tax	—	—	—	—	12.3	12.3
Common shares dividends ($0.18 per common share)	—	—	—	(24.5)	—	(24.5)
Share-based compensation	—	—	8.5	—	—	8.5
Common shares repurchased and canceled	(2,215)	(16.5)	—	(14.6)	—	(31.1)
Common shares issued - Equity Incentive Plan	618	6.5	(6.5)	—	—	—
Common shares issued - Dividend Reinvestment Plan	3	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	70	1.1	(0.1)	—	—	1.0
Balance at September 28, 2019	134,671	$890.5	$75.8	$265.0	$(89.4)	$1,141.9

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
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. In the third quarter of 2020, our U.S. operations achieved a carbon neutral certification under the CarbonNeutral Protocol, an international standard administered by Natural Capital Partners. This certification is in addition to the certifications in our European operations where we have maintained carbon neutrality for the past eight consecutive years.
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

Changes in Presentation
    On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”) for consideration of $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to the purchasers of S&D. As a result of this transaction representing a strategic shift in our operations, the Company has reclassified the financial results of our discontinued operations to net (loss) income from discontinued operations, net of income taxes in the Consolidated Statements of Operations for the three and nine months ended September 28, 2019. The assets and liabilities associated with S&D have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 28, 2019. Cash flows from our discontinued operations are presented in the Consolidated Statements of Cash Flows for the three and nine months ended September 28, 2019. The Notes to the Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations.
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
Impact of the COVID-19 Pandemic
The outbreak of the novel coronavirus (“COVID-19”) had a significant impact on our business, financial condition, results of operations and cash flows for the three and nine months ended September 26, 2020. In response to COVID-19, authorities in many of the markets in which we operate have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will continue to impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business in the future, including whether they will result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), and how they will further impact our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and nine months ended September 26, 2020, we received wage subsidies under these programs totaling $2.6 million and $6.0 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $3.1 million were included in accounts payable and accrued liabilities and $10.9 million were included in other long-term liabilities on our Consolidated Balance Sheet as of September 26, 2020.
During the nine months ended September 26, 2020, we recorded a total of $115.2 million of non-cash impairment charges related to goodwill and intangible assets. See goodwill and intangible asset impairment information below. The impairment charges were driven primarily by the impact of the COVID-19 pandemic and revised projections of future operating results. During the three months ended September 26, 2020, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2020.

In addition, on June 11, 2020, we announced that our Board of Directors approved a plan intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and to mitigate the negative financial and operational impacts of the COVID-19 pandemic, including implementing headcount reductions and furloughs in our North America and Rest of World reporting segments (“2020 Restructuring Plan”). When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. In connection with the 2020 Restructuring Plan, we expect to incur approximately $19.0 million in severance costs, all of which are expected to result in cash expenditures and are expected to be fully paid by the end of 2020. All costs incurred by the 2020 Restructuring Plan during the three and nine months ended September 26, 2020 are included in SG&A expenses on the Consolidated Statements of Operations.
The following table summarizes restructuring charges for the three and nine months ended September 26, 2020:

	For the Three Months Ended	For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2020	September 26, 2020
North America	$0.3	$2.6
Rest of World	—	6.6
Total	$0.3	$9.2

The following table summarizes our restructuring liability as of September 26, 2020, along with charges to costs and expenses and cash payments:

	Restructuring Liability
(in millions of U.S. dollars)	Balance at December 28, 2019	Charges to Costs and Expenses	Cash Payments	Balance at September 26, 2020
North America	$—	$2.6	$(2.6)	$—
Rest of World	—	6.6	(3.6)	3.0
Total	$—	$9.2	$(6.2)	$3.0

During the three and nine months ended September 26, 2020 we also incurred $1.3 million and $9.2 million, respectively, in other COVID-19 related costs. Other COVID-19 related costs primarily include front-line incentives paid and costs incurred for supplies.
Significant Accounting Policies
    Included in Note 1 of our 2019 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
    We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our North America and Rest of World reporting segment branch locations to the end-user consumer of those products are recorded in SG&A expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $110.4 million and $330.2 million for the three and nine months ended September 26, 2020, respectively, and $127.2 million and $362.7 million for the three and nine months ended September 28, 2019, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

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
We determined the fair value of the reporting units being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of the reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our valuation of the Eden reporting unit included the anticipated future cash flows, a weighted-average terminal growth rate of 1.5% and a discount rate of 9.5%. Critical assumptions used in our valuation of the Aimia, Decantae, and Farrers reporting units included a weighted-average terminal growth rate of 2.0% and a discount rate of 11.5%. The anticipated future cash flows assumption reflects projected revenue growth rates, SG&A expenses and capital expenditures. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.

Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair value of the Aimia reporting unit exceeded its carrying value by approximately 23.5%. Therefore, no goodwill impairment charge was recorded for the Aimia reporting unit. Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined that goodwill was impaired for the Eden, Decantae, and Farrers reporting units and recognized impairment charges of $103.3 million, $0.3 million and $0.5 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the nine months ended September 26, 2020. During the three months ended September 26, 2020, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2020.
The changes in the carrying amount of goodwill on a reporting segment basis for the nine months ended September 26, 2020, are as follows:

	Reporting Segment
(in millions of U.S. dollars)	North America	Rest of World	Total
Balance at December 28, 2019
Goodwill	$673.0	$374.5	$1,047.5
Accumulated impairment losses	—	—	—
	$673.0	$374.5	$1,047.5
Goodwill acquired during the year	337.7	5.6	343.3
Measurement period adjustments	(38.8)	1.1	(37.7)
Impairment losses	—	(104.1)	(104.1)
Foreign exchange	(0.4)	10.3	9.9
Balance at September 26, 2020
Goodwill	971.5	391.5	1,363.0
Accumulated impairment losses	—	(104.1)	(104.1)
	$971.5	$287.4	$1,258.9

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

To determine the fair value of the trademarks with indefinite lives associated with our Eden and Aquaterra businesses, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, we determined the trademarks with indefinite lives associated with our Eden and Aquaterra businesses were impaired and recognized impairment charges of $9.9 million and $1.2 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the nine months ended September 26, 2020. During the three months ended September 26, 2020, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2020.
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
Update ASU 2020-04 – Reference Rate Reform (Topic 848)
In March 2020, the FASB issued guidance which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or any other reference rates expected to be discontinued because of reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 26, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

The major components of net (loss) income from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue, net [1]	$—	$145.4	$97.1	$443.4
Cost of sales	—	105.5	71.1	322.2
Operating income (loss) from discontinued operations	—	3.2	(0.5)	9.7
(Loss) gain on sale of discontinued operations	(0.4)	—	54.5	—
Net (loss) income from discontinued operations, before income taxes	(0.4)	3.2	53.9	9.6
Income tax (benefit) expense [2]	(0.1)	0.4	27.6	2.1
Net (loss) income from discontinued operations, net of income taxes	$(0.3)	$2.8	$26.3	$7.5
______________________
1    Includes related party sales to continuing operations of $1.0 million for the nine months ended September 26, 2020, and $1.4 million and $4.5 million for the three and nine months ended September 28, 2019, respectively.
2    The S&D Divestiture resulted in tax expense on the gain on sale of $27.9 million and will utilize a significant portion of the existing U.S. net operating loss carry-forwards.

Note 3—Leases
We have operating and finance leases for manufacturing and production facilities, branch distribution and warehouse facilities, vehicles and machinery and equipment. The remaining terms on our finance leases range from 1 year to 8 years while our operating leases range from 1 year to 21 years, some of which may include options to extend the leases generally between 1 year and 10 years, and some of which may include options to terminate the leases within 1 year.
The components of lease expense for the three and nine months ended September 26, 2020 and September 28, 2019, respectively, is shown in the table below:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$12.2	$12.9	$36.2	$35.8
Short-term lease cost	2.6	1.4	6.6	2.7
Finance lease cost
Amortization of right-of-use assets	$3.1	$0.7	$7.4	$3.4
Interest on lease liabilities	0.7	0.6	2.5	0.9
Total finance lease cost	$3.8	$1.3	$9.9	$4.3
Sublease income	$0.1	$0.2	$0.5	$0.7

Supplemental cash flow information related to leases for the three and nine months ended September 26, 2020 and September 28, 2019, respectively, is shown in the tables below:

	For the Three Months Ended
(in millions of U.S. dollars)	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.8	$10.9
Operating cash flows from finance leases	0.9	0.5
Financing cash flows from finance leases	2.5	1.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4.9	$3.2
Finance leases	8.5	2.6

	For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35.7	$35.1
Operating cash flows from finance leases	2.6	0.8
Financing cash flows from finance leases	6.3	2.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19.8	$11.2
Finance leases	32.5	16.0

    Supplemental balance sheet information related to leases as of September 26, 2020 and December 28, 2019, respectively, is shown in the table below:

(in millions of U.S. dollars, except lease term and discount rate)	September 26, 2020	December 28, 2019
Operating leases
Operating lease right-of-use assets	$177.1	$185.7
Current operating lease obligations	38.3	36.5
Operating lease obligations	144.9	155.2
Total operating lease obligations	$183.2	$191.7

Financing leases
Property, plant and equipment, net	$55.0	$30.4
Current maturities of long-term debt	10.7	5.7
Long-term debt	44.3	23.7
Total finance lease obligations	$55.0	$29.4

Weighted Average Remaining Lease Term	September 26, 2020	December 28, 2019
Operating leases	8.2	8.7
Finance leases	5.5	5.6

Weighted Average Discount Rate
Operating leases	6.6%	6.2%
Finance leases	5.3%	6.3%

Maturities of operating lease obligations were as follows:

(in millions of U.S. dollars)	September 26, 2020	December 28, 2019
Remainder of 2020	$15.8	$47.8
2021	43.5	38.4
2022	33.9	29.6
2023	29.3	25.3
2024	23.8	20.6
Thereafter	88.6	93.5
Total lease payments	234.9	255.2
Less imputed interest	(51.7)	(63.5)
Present value of lease obligations	$183.2	$191.7

Maturities of finance lease obligations were as follows:

(in millions of U.S. dollars)	September 26, 2020	December 28, 2019
Remainder of 2020	$3.8	$6.8
2021	12.9	6.1
2022	11.9	5.7
2023	10.9	5.4
2024	9.3	4.6
Thereafter	13.3	6.4
Total lease payments	62.1	35.0
Less imputed interest	(7.1)	(5.6)
Present value of lease obligations	$55.0	$29.4

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

Contract Estimates
    The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $8.4 million and $7.0 million at September 26, 2020 and December 28, 2019, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at September 26, 2020 and December 28, 2019 were $20.4 million and $23.6 million, respectively. The amount of revenue recognized in the three and nine months ended September 26, 2020 that was included in the December 28, 2019 deferred revenue balance was $3.7 million and $17.5 million, respectively.
We do not have any material contract assets as of September 26, 2020.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
United States	$376.3	$314.8	$1,061.0	$910.0
United Kingdom	33.7	35.9	101.8	124.2
Canada	17.1	18.0	47.2	51.7
All other countries	90.4	103.4	238.5	269.5
Total	$517.5	$472.1	$1,448.5	$1,355.4

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

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the preliminary purchase price allocation of the assets acquired and the liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$1.3	$—	$1.3
Accounts receivable	21.9	—	21.9
Inventory	12.7	6.0	18.7
Prepaid expenses and other current assets	4.3	1.4	5.7
Property, plant and equipment	119.0	(11.8)	107.2
Operating lease right-of-use-assets	4.9	(0.9)	4.0
Goodwill	337.4	(38.9)	298.5
Intangible assets	361.3	60.3	421.6
Other assets	3.9	(3.4)	0.5
Current maturities of long-term debt	(2.2)	—	(2.2)
Accounts payable and accrued liabilities	(41.6)	(0.4)	(42.0)
Current operating lease obligations	(1.8)	—	(1.8)
Long-term debt	(5.8)	0.5	(5.3)
Operating lease obligations	(3.1)	0.9	(2.2)
Deferred tax liabilities	(11.7)	(14.1)	(25.8)
Other long-term liabilities	(2.3)	0.4	(1.9)
Total	$798.2	$—	$798.2

Measurement period adjustments recorded during the nine months ended September 26, 2020 include adjustments to property, plant and equipment and intangible assets based on results of the preliminary valuations, adjustments to operating and financing lease right-of-use assets and obligations based on a review of acquired leases, a deferred tax adjustment related to the preliminary valuation, an adjustment to a note receivable existing at the acquisition date, as well as adjustments to inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued liabilities, long-term debt and other long-term liabilities based on a review of their respective fair values as of the date of the Legacy Primo Acquisition. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
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

The amount of revenues related to the Legacy Primo Acquisition included in our Consolidated Statement of Operations for the period from the date of the Legacy Primo Acquisition through September 26, 2020 was $198.7 million. We incurred $2.2 million and $23.9 million of acquisition-related costs associated with the Legacy Primo Acquisition, which are included in acquisition and integration expenses in the Consolidated Statements of Operations for the three and nine months ended September 26, 2020. During the third quarter of 2020, Legacy Primo was integrated with our DSS business, therefore it is impracticable to determine the amount of net income related to the Legacy Primo Acquisition included in our Consolidated Statement of Operations for the period from the date of the Legacy Primo Acquisition through September 26, 2020.
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
The estimated fair value of customer relationships represents future after-tax discounted cash flows that will be derived from sales to existing customers of the acquired business as of the date of acquisition. Critical assumptions used in our valuation of customer relationships include, but are not limited to, anticipated future cash flows, customer attrition rate and risk adjusted discount rate. Anticipated future cash flows assumption reflects projected revenue growth rates, EBITDA margins and synergies.
The estimated fair value of trademarks and trade names represents the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark or trade name as opposed to obtaining the benefit of the trademark or trade name through a royalty or rental fee. Critical assumptions used in our valuation of trademarks and trade names include, but are not limited to, projected revenue growth rates, weighted-average terminal growth rates, risk adjusted discount rate and fair value royalty rate.
The following table sets forth the components of identified intangible assets associated with the Legacy Primo Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$245.2	26 years
Trade names	174.9	Indefinite
Software	1.5	3 years
Total	$421.6

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

Supplemental Pro Forma Data (unaudited)
The following unaudited pro forma financial information for the three and nine months ended September 26, 2020 and September 28, 2019, respectively, represent the combined results of our operations as if the Legacy Primo Acquisition had occurred on December 30, 2018.

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars, except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue	$517.5	$546.0	$1,489.0	$1,556.3
Net income (loss) from continuing operations	$22.3	$12.6	$(118.7)	$(18.3)
Net income (loss)	$22.0	$15.4	$(92.4)	$(10.8)
Net income (loss) per common share from continuing operations, diluted	$0.14	$0.08	$(0.77)	$(0.11)
Net income (loss) per common share, diluted	$0.14	$0.09	$(0.60)	$(0.07)

Note 6—Share-based Compensation
During the nine months ended September 26, 2020, we granted 118,059 common shares with an aggregate grant date fair value of approximately $1.3 million to the non-management members of our Board of Directors under the Amended and Restated Primo Water Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.
In the second quarter of 2020, the Human Resources and Compensation Committee of the Board of Directors (the “HRCC”) approved a bonus for a select group of associates that will be settled in fully vested common shares based on the closing share price on the date the achievement of the performance target described below is certified by the HRCC, expected to occur in early 2021. The aggregate target payout of $2.4 million is based on (1) attainment of a specified percentage target under the Company's annual cash performance bonus plan for the DSS business, and (2) attainment of a specified annualized 2020 synergy target. This bonus is being accounted for as a liability-classified award with a performance condition. The final bonus payout will be based upon the performance percentage, which can range from 0% to 200% of the target payout. For the three and nine months ended September 26, 2020, the Company recorded $1.4 million and $2.0 million of share-based compensation expense, which are included in SG&A expenses on the Consolidated Statements of Operations, respectively. A related liability associated with these awards of $2.0 million was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of September 26, 2020.
On August 4, 2020, we amended each of the Amended and Restated Primo Water Corporation Equity Incentive Plan and the Primo Water Corporation 2018 Equity Incentive Plan to provide for defined criteria for a retirement along with continued vesting of equity awards upon a retirement. The total incremental compensation expense associated with the modification was $2.6 million and was included in SG&A expenses on the Consolidated Statements of Operations for the three and nine months ended September 26, 2020.

Note 7—Income Taxes
Income tax expense was $3.4 million on pre-tax income from continuing operations of $25.7 million for the three months ended September 26, 2020, as compared to income tax expense of $7.1 million on pre-tax income from continuing operations of $14.4 million in the comparable prior year period. Income tax benefit was $1.3 million on pre-tax loss from continuing operations of $138.1 million for the nine months ended September 26, 2020, as compared to income tax expense of $7.9 million on pre-tax loss from continuing operations of $4.8 million in the comparable prior year period. The effective income tax rates for the three and nine months ended September 26, 2020 were 13.2% and 0.9%, respectively, compared to 49.3% and (164.6)% in the comparable prior year periods.
The effective tax rate for the three months ended September 26, 2020 varied from the effective tax rate in the comparable prior year period due primarily to increased earnings in tax jurisdictions with lower tax rates or existing valuation allowances, combined with decreased earnings in higher tax jurisdictions. The effective tax rate for the nine months ended September 26, 2020 varied from the effective tax rate in the comparable prior year period due primarily to impairment charges incurred during the second quarter of 2020 for which minimal tax benefit is recognized.

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
    On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on December 16, 2019 (the “Repurchase Plan”). We did not repurchase any outstanding common shares under the Repurchase Plan during the third quarter of 2020. For the nine months ended September 26, 2020, we repurchased 2,316,835 common shares for $25.0 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled. There can be no assurance as to the precise number of shares, if any, that will be repurchased under the Repurchase Plan in the future, or the aggregate dollar amount of shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
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

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator (in millions of U.S. dollars):
Net income (loss) from continuing operations	$22.3	$7.3	$(136.8)	$(12.7)
Net (loss) income from discontinued operations	(0.3)	2.8	26.3	7.5
Net income (loss)	22.0	10.1	(110.5)	(5.2)
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	160,101	134,667	153,723	135,395
Basic Earnings Per Share:
Continuing operations	0.14	0.05	(0.89)	(0.09)
Discontinued operations	—	0.02	0.17	0.05
Net income (loss)	0.14	0.07	(0.72)	(0.04)
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	160,101	134,667	153,723	135,395
Dilutive effect of Stock Options	916	686	—	—
Dilutive effect of Performance-based RSUs	132	644	—	—
Dilutive effect of Time-based RSUs	284	211	—	—
Weighted average common shares outstanding - diluted	161,433	136,208	153,723	135,395
Diluted Earnings Per Share:
Continuing operations	0.14	0.05	(0.89)	(0.09)
Discontinued operations	—	0.02	0.17	0.05
Net income (loss)	0.14	0.07	(0.72)	(0.04)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock Options	3,256	2,202	6,419	5,473
Performance-based RSUs [1]	786	527	925	1,215
Time-based RSUs	5	3	490	358
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

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended September 26, 2020
Revenue, net	$393.2	$124.3	$—	$517.5
Depreciation and amortization	38.5	14.8	0.3	53.6
Operating income (loss)	46.0	10.2	(14.9)	41.3
Additions to property, plant and equipment	16.6	4.7	0.1	21.4
For the Nine Months Ended September 26, 2020
Revenue, net	$1,107.8	$340.7	$—	$1,448.5
Depreciation and amortization	107.1	43.4	0.9	151.4
Operating income (loss)	94.1	(116.9)	(53.9)	(76.7)
Additions to property, plant and equipment	65.5	19.6	(0.1)	85.0
As of September 26, 2020
Total assets [1]	$2,753.2	$852.9	$54.8	$3,660.9
______________________
1    Excludes inter segment receivables, investments and notes receivable.

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended September 28, 2019
Revenue, net	$337.6	$134.5	$—	$472.1
Depreciation and amortization	27.6	14.0	0.1	41.7
Operating income (loss)	36.5	11.4	(9.5)	38.4
Additions to property, plant and equipment	19.5	13.3	0.1	32.9
For the Nine Months Ended September 28, 2019
Revenue, net	$959.2	$389.0	$7.2	$1,355.4
Depreciation and amortization	83.4	40.7	0.2	124.3
Operating income (loss)	68.7	25.6	(33.7)	60.6
Additions to property, plant and equipment	55.4	23.5	0.3	79.2
As of December 28, 2019
Total assets [1]	$1,874.5	$941.6	$48.3	$2,864.4
______________________
1    Excludes inter segment receivables, investments and notes receivable.

(in millions of U.S. dollars)	December 28, 2019
Segment assets [1]	$2,864.4
Assets of discontinued operations [1]	526.5
Total assets	$3,390.9
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
Revenues by channel by reporting segment were as follows:

	For the Three Months Ended September 26, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$252.1	$60.2	$—	$312.3
Water Refill/Water Filtration	48.9	8.1	—	57.0
Other Water	39.0	20.5	—	59.5
Water Dispensers	28.5	—	—	28.5
Other	24.7	35.5	—	60.2
Total	$393.2	$124.3	$—	$517.5

	For the Nine Months Ended September 26, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$715.3	$160.3	$—	$875.6
Water Refill/Water Filtration	123.8	21.5	—	145.3
Other Water	123.7	48.0	—	171.7
Water Dispensers	55.2	—	—	55.2
Other	89.8	110.9	—	200.7
Total	$1,107.8	$340.7	$—	$1,448.5

	For the For the Three Months Ended September 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$244.7	$69.5	$—	$314.2
Water Refill/Water Filtration	9.0	6.8	—	15.8
Other Water	41.8	18.0	—	59.8
Water Dispensers	—	—	—	—
Other	42.1	40.2	—	82.3
Total	$337.6	$134.5	$—	$472.1

	For the Nine Months Ended September 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$680.9	$193.2	$—	$874.1
Water Refill/Water Filtration	26.7	19.7	—	46.4
Other Water	123.1	45.6	—	168.7
Water Dispensers	—	—	—	—
Other	128.5	130.5	7.2	266.2
Total	$959.2	$389.0	$7.2	$1,355.4

Note 10—Inventories
The following table summarizes inventories as of September 26, 2020 and December 28, 2019:

(in millions of U.S. dollars)	September 26, 2020	December 28, 2019
Raw materials	$26.0	$23.8
Finished goods	35.5	24.2
Resale items	10.8	14.0
Other	7.0	0.9
Total	$79.3	$62.9

Note 11—Property, Plant and Equipment, Net
The following table summarizes property, plant and equipment, net as of September 26, 2020 and December 28, 2019:

		September 26, 2020			December 28, 2019
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$95.8	$—	$95.8	$95.3	$—	$95.3
Buildings	10-40	91.6	30.5	61.1	88.9	26.9	62.0
Machinery and equipment	5-15	87.8	21.4	66.4	146.8	66.0	80.8
Plates, films and molds	1-10	1.7	0.8	0.9	1.5	0.6	0.9
Vehicles and transportation equipment	3-15	92.3	65.4	26.9	90.3	59.5	30.8
Leasehold improvements [1]		19.3	11.6	7.7	19.8	10.7	9.1
IT Systems	3-7	16.4	11.5	4.9	15.6	9.9	5.7
Furniture and fixtures	3-10	12.0	9.5	2.5	12.0	8.6	3.4
Customer equipment [2]	3-7	535.3	239.9	295.4	339.7	144.9	194.8
Returnable bottles [3]	3-5	100.6	47.3	53.3	82.0	37.1	44.9
Finance leases [4]		73.0	18.0	55.0	37.6	7.2	30.4
Total		$1,125.8	$455.9	$669.9	$929.5	$371.4	$558.1
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

The amounts above include construction-in-progress of $1.1 million and $2.4 million as of September 26, 2020 and December 28, 2019, respectively.
Depreciation expense, which includes depreciation recorded for assets under finance leases, was $36.9 million and $104.3 million for the three and nine months ended September 26, 2020, respectively, and $27.7 million and $82.4 million for the three and nine months ended September 28, 2019, respectively.

Note 12—Intangible Assets, Net
The following table summarizes intangible assets, net as of September 26, 2020 and December 28, 2019:

	September 26, 2020			December 28, 2019
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Trademarks	$451.4	$—	$451.4	$287.1	$—	$287.1
Total intangible assets not subject to amortization	451.4	—	451.4	287.1	—	287.1
Subject to amortization
Customer relationships	790.0	306.3	483.7	534.9	267.4	267.5
Patents	19.2	5.8	13.4	15.2	4.0	11.2
Software	59.3	34.9	24.4	49.3	28.0	21.3
Other	14.7	5.6	9.1	14.9	5.0	9.9
Total intangible assets subject to amortization	883.2	352.6	530.6	614.3	304.4	309.9
Total intangible assets	$1,334.6	$352.6	$982.0	$901.4	$304.4	$597.0

Amortization expense of intangible assets was $16.7 million and $47.1 million for the three and nine months ended September 26, 2020, respectively, and $14.0 million and $41.9 million for the three and nine months ended September 28, 2019, respectively.
The estimated amortization expense for intangible assets over the next five years and thereafter is:

(in millions of U.S. dollars)
Remainder of 2020	$17.3
2021	61.0
2022	55.1
2023	46.9
2024	38.6
Thereafter	311.7
Total	$530.6

Note 13—Debt

Revolving Credit Facility and Liquidity
On March 6, 2020, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as parent borrower, Primo Water Holdings Inc. (formerly known as Cott Holdings Inc.) and Eden, each as subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.
The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Revolving Credit Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Revolving Credit Facility has a five year maturity date and includes letter of credit and swing line loan sub facilities.

Borrowings under the Revolving Credit Facility were used to refinance in full and terminate our previously existing asset-based lending credit facility, governed by the Second Amended and Restated Credit Agreement, dated January 30, 2019, by and among the Company, the other loan parties party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto (as amended, the “ABL Credit Agreement”). Certain letters of credit outstanding under the ABL Credit Agreement were rolled over under the Revolving Credit Facility. We incurred approximately $3.4 million of financing fees in connection with the Revolving Credit Facility. The Revolving Credit Facility was considered to be a modification of the ABL Credit Agreement under GAAP. These new financing fees along with $1.8 million of unamortized deferred costs of the ABL Credit Agreement are being amortized using the straight-line method over the duration of the Revolving Credit Facility.
As of September 26, 2020, the outstanding borrowings under the Revolving Credit Facility were $136.0 million and were recorded in short-term borrowings on the Consolidated Balance Sheet. Outstanding letters of credit totaled $43.4 million resulting in total utilization under the Revolving Credit Facility of $179.4 million. Accordingly, unused availability under the Revolving Credit Facility as of September 26, 2020 amounted to $170.6 million.
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
Affirmative Covenants and Ratios
The Credit Agreement has two financial covenants, a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which the Company consummates a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. The Company was in compliance with these financial covenants as of September 26, 2020.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. The Company was in compliance with all covenants as of September 26, 2020.

Note 14—Accumulated Other Comprehensive (Loss) Income
    Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance June 29, 2019	$(2.7)	$0.3	$(85.2)	$(87.6)
OCI before reclassifications	(3.1)	—	(0.8)	(3.9)
Amounts reclassified from AOCI	2.1	—	—	2.1
Net current-period OCI	(1.0)	—	(0.8)	(1.8)
Ending balance September 28, 2019	$(3.7)	$0.3	$(86.0)	$(89.4)

Beginning balance December 29, 2018	$(9.7)	$0.3	$(92.3)	$(101.7)
OCI before reclassifications	(0.4)	—	6.3	5.9
Amounts reclassified from AOCI	6.4	—	—	6.4
Net current-period OCI	6.0	—	6.3	12.3
Ending balance September 28, 2019	$(3.7)	$0.3	$(86.0)	$(89.4)

Beginning balance June 27, 2020	$—	$(1.0)	$(89.0)	$(90.0)
OCI before reclassifications	—	—	(4.8)	(4.8)
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	(4.8)	(4.8)
Ending Balance September 26, 2020	$—	$(1.0)	$(93.8)	$(94.8)

Beginning balance December 28, 2019	$11.2	$(1.0)	$(78.7)	$(68.5)
OCI before reclassifications	(8.7)	—	(15.1)	(23.8)
Amounts reclassified from AOCI	(2.5)	—	—	(2.5)
Net current-period OCI	(11.2)	—	(15.1)	(26.3)
Ending Balance September 26, 2020	$—	$(1.0)	$(93.8)	$(94.8)
______________________
1     All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three and nine months ended September 26, 2020 and September 28, 2019, respectively:

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$—	$(2.1)	$0.1	$(6.4)	Cost of sales
Commodity hedges [2]	—	—	2.4	—	Gain on sale of discontinued operations
	—	(2.1)	2.5	(6.4)	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$—	$(2.1)	$2.5	$(6.4)	Net of tax
Amortization of pension benefit plan items
Actuarial (losses)/gains [3]	$—	$—	$—	$—
Prior service costs [3]	—	—	—	—
	—	—	—	—	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$—	$—	$—	$—	Net of tax
Total reclassifications for the period	$—	$(2.1)	$2.5	$(6.4)	Net of tax
______________________
1     Amounts in parentheses indicate debits.
2    Net of $1.3 million of associated tax impact that resulted in a decrease to the gain on the sale of discontinued operations for the nine months ended September 26, 2020.
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
We had $43.4 million in standby letters of credit outstanding as of September 26, 2020 ($47.4 million as of December 28, 2019).

Guarantees
    After the sale of our legacy carbonated soft drink and juice business and our RCI finished goods export business in January 2018, we have continued to provide contractual payment guarantees to three third-party lessors of certain real property used in these businesses. The leases were conveyed to Refresco as part of the sale, but our guarantee was not released by the landlord. The three lease agreements mature in 2027, 2028 and 2029. The maximum potential amount of undiscounted future payments under the guarantee of approximately $26.6 million as of September 26, 2020 ($29.4 million—December 28, 2019) was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. Discussions with the landlords are ongoing. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 26, 2020 and December 28, 2019 were as follows:

	September 26, 2020		December 28, 2019
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2024 [1,2]	$519.6	$530.0	$493.5	$514.5
5.500% senior notes due in 2025 [1,2]	742.7	761.5	741.8	775.3
Total	$1,262.3	$1,291.5	$1,235.3	$1,289.8
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2    Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of September 26, 2020 and December 28, 2019.

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
During the second quarter of 2020, given the general deterioration in economic and market conditions in which we operate arising from the COVID-19 pandemic, we identified a triggering event indicating possible impairment of goodwill and intangible assets. See Note 1 to the Consolidated Financial Statements for additional information on goodwill and intangible asset impairment. We did not identify impairment of our property, plant and equipment, lease-related right-of-use assets, or long-lived assets. During the three months ended September 26, 2020, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2020.

Note 17—Subsequent Events
On October 22, 2020, we issued €450.0 million ($533.5 million at exchange rates in effect on October 22, 2020) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility, the €450.0 million of 5.500% senior notes due July 1, 2024 (“2024 Notes”) and the $750.0 million of 5.500% senior notes due April 1, 2025. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021. The proceeds of the 2028 Notes, along with borrowings from the Revolving Credit Facility, were used to redeem in full the 2024 Notes and pay related premiums, fees and expenses.
We incurred approximately $8.0 million of financing fees for the issuance of the 2028 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2028 Notes. The redemption of the 2024 Notes included $14.6 million in premium payments and accrued interest of $9.0 million.
On November 3, 2020, our Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on December 4, 2020 to share owners of record at the close of business on November 24, 2020.

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
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. In the third quarter of 2020, our U.S. operations achieved a carbon neutral certification under the CarbonNeutral Protocol, an international standard administered by Natural Capital Partners. This certification is in addition to the certifications in our European operations where we have maintained carbon neutrality for the past eight consecutive years.
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

Impact of the COVID-19 Pandemic
Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will continue to impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding the extent and duration of any impact that these measures and future measures in response to the pandemic may have on our business, including whether they will result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), and how they will further impact our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
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
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and nine months ended September 26, 2020, we received wage subsidies under these programs totaling $2.6 million and $6.0 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $3.1 million were included in accounts payable and accrued liabilities and $10.9 million were included in other long-term liabilities on our Consolidated Balance Sheet as of September 26, 2020.
During the second quarter of 2020, we recorded a total of $115.2 million of non-cash impairment charges related to goodwill and intangible assets. See Note 1 to the Consolidated Financial Statements for additional information on goodwill and intangible asset impairment. The impairment charges were primarily driven by the impact of the COVID-19 pandemic and revised projections of future operating results. During the three months ended September 26, 2020, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2020.

Additionally, on June 11, 2020, we announced that our Board of Directors approved a plan intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and to mitigate the negative financial and operational impacts of the COVID-19 pandemic, including implementing headcount reductions and furloughs in our North America and Rest of World reporting segments (“2020 Restructuring Plan”). When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. In connection with the 2020 Restructuring Plan, we expect to incur approximately $19.0 million in severance costs, all of which are expected to result in cash expenditures and are expected to be fully paid by the end of 2020. All costs incurred by the 2020 Restructuring Plan are included in SG&A expenses for the three and nine months ended September 26, 2020. See Note 1 to the Consolidated Financial Statements for additional information on restructuring charges incurred during the three and nine months ended September 26, 2020.
During the three and nine months ended September 26, 2020 we also incurred $1.3 million and $9.2 million, respectively, in other COVID-19 related costs. Other COVID-19 related costs primarily include front-line incentives paid and costs incurred for supplies.
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
On March 6, 2020, we entered into a credit agreement among the Company, as parent borrower, Primo Water Holdings Inc. (formerly known as Cott Holdings Inc.) and Eden, each as subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Credit Agreement”).
The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Revolving Credit Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Revolving Credit Facility has a five year maturity date and includes letter of credit and swing line loan sub facilities. Borrowings under the Revolving Credit Facility were used to refinance in full and terminate our previously existing asset-based lending credit facility.
On October 22, 2020, we issued €450.0 million ($533.5 million at exchange rates in effect on October 22, 2020) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility, the €450.0 million of 5.500% senior notes due July 1, 2024 (“2024 Notes”) and the $750.0 million of 5.500% senior notes due April 1, 2025. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021. The proceeds of the 2028 Notes, along with borrowings from the Revolving Credit Facility, were used to redeem in full the 2024 Notes and pay related premiums, fees and expenses.

We incurred approximately $8.0 million of financing fees for the issuance of the 2028 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2028 Notes. The redemption of the 2024 Notes included $14.6 million in premium payments and accrued interest of $9.0 million.
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
Summary Financial Results
Net income from continuing operations for the three months ended September 26, 2020 (the “third quarter”) was $22.3 million or $0.14 per diluted common share, and net loss from continuing operations for the nine months ended September 26, 2020 (the “first nine months” or “year to date”) was $136.8 million or $0.89 per diluted common share, compared with net income from continuing operations of $7.3 million or $0.05 per diluted common share for the three months ended September 28, 2019, and net loss from continuing operations of $12.7 million or $0.09 per diluted common share for the nine months ended September 28, 2019.
The following items of significance affected our financial results for the first nine months of 2020:

•Net revenue increased $93.1 million, or 6.9%, from the prior year period due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19 and the non-recurrence of revenues contributed by our Cott Beverages LLC business, which was sold during the first quarter of 2019;
•Gross profit increased to $832.1 million from $801.0 million in the prior year period due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19. Gross profit as a percentage of net revenue was 57.4% compared to 59.1% in the prior year period;
•SG&A expenses increased to $759.0 million from $725.7 million in the prior year period due primarily to the addition of the Legacy Primo business, partially offset by lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19, as well as the non-recurrence of SG&A expenses incurred by our Cott Beverages LLC business, which was sold during the first quarter of 2019. SG&A expenses as a percentage of net revenue was 52.4% compared to 53.5% in the prior year period;
•Acquisition and integration expenses increased to $28.4 million from $10.0 million in the prior year period due primarily to the acquisition and integration of the Legacy Primo business. Acquisition and integration expenses as a percentage of revenue was 2.0% compared to 0.7% in the prior year period;
•Goodwill and intangible asset impairment charges increased to $115.2 million from nil in the prior year period due primarily to general deterioration in economic and market conditions in which we operate arising from COVID-19.
•Other expense, net was $0.6 million compared to $7.1 million in the prior year period due primarily to a decrease of net losses on foreign currency transactions in the first nine months, partially offset by the loss recognized on the sale of our Cott Beverages LLC business in the prior year period;
•Income tax benefit was $1.3 million on pre-tax loss from continuing operations of $138.1 million compared to income tax expense of $7.9 million on pre-tax loss from continuing operations of $4.8 million in the prior year period due primarily to impairment charges incurred in the second quarter of 2020 for which minimal tax benefit is recognized;
•Adjusted EBITDA increased to $263.5 million compared to $215.0 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $123.4 million compared to $104.3 million in the prior year period. The $19.1 million increase was due primarily to improved earnings, excluding non-cash charges, relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended September 26, 2020 and September 28, 2019:

	For the Three Months Ended				For the Nine Months Ended
	September 26, 2020		September 28, 2019		September 26, 2020		September 28, 2019
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	517.5	100.0	472.1	100.0	1,448.5	100.0	1,355.4	100.0
Cost of sales	213.4	41.2	185.8	39.4	616.4	42.6	554.4	40.9
Gross profit	304.1	58.8	286.3	60.6	832.1	57.4	801.0	59.1
Selling, general and administrative expenses	257.2	49.7	244.2	51.7	759.0	52.4	725.7	53.5
Loss on disposal of property, plant and equipment, net	2.3	0.4	1.1	0.2	6.2	0.4	4.7	0.3
Acquisition and integration expenses	3.3	0.6	2.6	0.6	28.4	2.0	10.0	0.7
Goodwill and intangible asset impairment charges	—	—	—	—	115.2	8.0	—	—
Operating income (loss)	41.3	8.0	38.4	8.1	(76.7)	(5.3)	60.6	4.5
Other (income) expense, net	(4.8)	(0.9)	3.8	0.8	0.6	—	7.1	0.5
Interest expense, net	20.4	3.9	20.2	4.3	60.8	4.2	58.3	4.3
Income (loss) from continuing operations before income taxes	25.7	5.0	14.4	3.1	(138.1)	(9.5)	(4.8)	(0.4)
Income tax expense (benefit)	3.4	0.7	7.1	1.5	(1.3)	(0.1)	7.9	0.6
Net income (loss) from continuing operations	22.3	4.3	7.3	1.5	(136.8)	(9.4)	(12.7)	(0.9)
Net (loss) income from discontinued operations, net of income taxes	(0.3)	(0.1)	2.8	0.6	26.3	1.8	7.5	0.6
Net income (loss)	22.0	4.3	10.1	2.1	(110.5)	(7.6)	(5.2)	(0.4)
Depreciation & amortization	53.6	10.4	41.7	8.8	151.4	10.5	124.3	9.2

The following tables summarize the change in revenue by reporting segment for the three and nine months ended September 26, 2020:

	For the Three Months Ended September 26, 2020
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in revenue	$55.6	$(10.2)	$—	$45.4
Impact of foreign exchange [1]	0.2	(4.1)	—	(3.9)
Change excluding foreign exchange	$55.8	$(14.3)	$—	$41.5
Percentage change in revenue	16.5%	(7.6)%	—%	9.6%
Percentage change in revenue excluding foreign exchange	16.5%	(10.6)%	—%	8.8%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

	For the Nine Months Ended September 26, 2020
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in revenue	$148.6	$(48.3)	$(7.2)	$93.1
Impact of foreign exchange [1]	0.7	(1.9)	—	(1.2)
Change excluding foreign exchange	$149.3	$(50.2)	$(7.2)	$91.9
Percentage change in revenue	15.5%	(12.4)%	(100.0)%	6.9%
Percentage change in revenue excluding foreign exchange	15.6%	(12.9)%	(100.0)%	6.8%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for the three and nine months ended September 26, 2020:

	For the Three Months Ended September 26, 2020
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in gross profit	$23.6	$(5.8)	$—	$17.8
Impact of foreign exchange [1]	0.1	(2.3)	—	(2.2)
Change excluding foreign exchange	$23.7	$(8.1)	$—	$15.6
Percentage change in gross profit	11.3%	(7.5)%	—%	6.2%
Percentage change in gross profit excluding foreign exchange	11.4%	(10.5)%	—%	5.4%
______________________
1     Impact of foreign exchange is the difference between the current period gross profit translated utilizing the current period average foreign exchange rates less the current period gross profit translated utilizing the prior period average foreign exchange rates.

	For the Nine Months Ended September 26, 2020
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in gross profit	$63.7	$(32.3)	$(0.3)	$31.1
Impact of foreign exchange [1]	0.4	(1.2)	—	(0.8)
Change excluding foreign exchange	$64.1	$(33.5)	$(0.3)	$30.3
Percentage change in gross profit	11.0%	(14.7)%	(100.0)%	3.9%
Percentage change in gross profit excluding foreign exchange	11.0%	(15.2)%	(100.0)%	3.8%
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

    The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and nine months ended September 26, 2020 and September 28, 2019:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue, net
North America	$393.2	$337.6	$1,107.8	$959.2
Rest of World	124.3	134.5	340.7	389.0
All Other	—	—	—	7.2
Total	$517.5	$472.1	$1,448.5	$1,355.4
Gross profit
North America	$232.4	$208.8	$644.4	$580.7
Rest of World	71.7	77.5	187.7	220.0
All Other	—	—	—	0.3
Total	$304.1	$286.3	$832.1	$801.0
Selling, general and administrative expenses
North America	$183.6	$170.5	$535.9	$504.9
Rest of World	60.7	64.9	187.5	189.7
All Other	12.9	8.8	35.6	31.1
Total	$257.2	$244.2	$759.0	$725.7
Operating income (loss)
North America	$46.0	$36.5	$94.1	$68.7
Rest of World	10.2	11.4	(116.9)	25.6
All Other	(14.9)	(9.5)	(53.9)	(33.7)
Total	$41.3	$38.4	$(76.7)	$60.6

The following tables summarize net revenue by channel for the three and nine months ended September 26, 2020 and September 28, 2019:

	For the Three Months Ended September 26, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$252.1	$60.2	$—	$312.3
Water Refill/Water Filtration	48.9	8.1	—	57.0
Other Water	39.0	20.5	—	59.5
Water Dispensers	28.5	—	—	28.5
Other	24.7	35.5	—	60.2
Total	$393.2	$124.3	$—	$517.5

	For the Nine Months Ended September 26, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$715.3	$160.3	$—	$875.6
Water Refill/Water Filtration	123.8	21.5	—	145.3
Other Water	123.7	48.0	—	171.7
Water Dispensers	55.2	—	—	55.2
Other	89.8	110.9	—	200.7
Total	$1,107.8	$340.7	$—	$1,448.5

	For the Three Months Ended September 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$244.7	$69.5	$—	$314.2
Water Refill/Water Filtration	9.0	6.8	—	15.8
Other Water	41.8	18.0	—	59.8
Water Dispensers	—	—	—	—
Other	42.1	40.2	—	82.3
Total	$337.6	$134.5	$—	$472.1

	For the Nine Months Ended September 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$680.9	$193.2	$—	$874.1
Water Refill/Water Filtration	26.7	19.7	—	46.4
Other Water	123.1	45.6	—	168.7
Water Dispensers	—	—	—	—
Other	128.5	130.5	7.2	266.2
Total	$959.2	$389.0	$7.2	$1,355.4

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended September 26, 2020 and September 28, 2019:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss) from continuing operations	$22.3	$7.3	$(136.8)	$(12.7)
Interest expense, net	20.4	20.2	60.8	58.3
Income tax expense (benefit)	3.4	7.1	(1.3)	7.9
Depreciation and amortization	53.6	41.7	151.4	124.3
EBITDA	$99.7	$76.3	$74.1	$177.8
Acquisition and integration costs [1]	3.3	2.6	28.4	10.0
Share-based compensation costs	6.2	1.9	13.5	8.0
COVID-19 costs	1.6	—	18.4	—
Goodwill and intangible asset impairment charges	—	—	115.2	—
Foreign exchange and other (gains) losses, net	(2.0)	4.3	3.2	4.6
Loss on disposal of property, plant and equipment, net	2.3	1.1	6.2	4.7
(Gain) loss on sale of business	—	—	(0.6)	6.0
Other adjustments, net	(0.5)	0.4	5.1	3.9
Adjusted EBITDA	$110.6	$86.6	$263.5	$215.0
______________________
1     Includes a reduction of $0.4 million of share-based compensation costs for the three months ended September 28, 2019 related to awards granted in connection with the acquisition of our Eden business.

Three Months Ended September 26, 2020 Compared to Three Months Ended September 28, 2019
Revenue, Net
Net revenue increased $45.4 million, or 9.6%, in the third quarter from the comparable prior year period.
North America net revenue increased $55.6 million, or 16.5%, in the third quarter from the comparable prior year period due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19.
Rest of World net revenue decreased $10.2 million, or 7.6%, in the third quarter from the comparable prior year period due primarily to a decline in water consumption and volumes due to the impact of COVID-19, partially offset by the favorable impact of foreign exchange rates.
Gross Profit
Gross profit increased to $304.1 million in the third quarter from $286.3 million in the comparable prior year period. Gross profit as a percentage of revenue was 58.8% in the third quarter compared to 60.6% in the comparable prior year period.
North America gross profit increased to $232.4 million in the third quarter from $208.8 million in the comparable prior year period due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes as a result of the impact of COVID-19.
Rest of World gross profit decreased to $71.7 million in the third quarter from $77.5 million in the comparable prior year period due primarily to a decline in water consumption and volumes due to the impact of COVID-19, partially offset by the favorable impact of foreign exchange rates.

Selling, General and Administrative Expenses
SG&A expenses increased to $257.2 million in the third quarter from $244.2 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 49.7% in the third quarter compared to 51.7% in the comparable prior year period.
North America SG&A expenses increased to $183.6 million in the third quarter from $170.5 million in the comparable prior year period due primarily to the addition of the Legacy Primo business, partially offset by lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19.
Rest of World SG&A expenses decreased to $60.7 million in the third quarter from $64.9 million in the comparable prior year period due primarily to lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19, as well as wage subsidies received.
All Other SG&A expenses increased to $12.9 million in the third quarter from $8.8 million in the comparable prior year period due primarily to an increase in professional fees and share-based compensation costs.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $3.3 million in the third quarter from $2.6 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 0.6% in the third quarter compared to 0.6% in the comparable prior year period.
North America acquisition and integration expenses increased to $1.0 million in the third quarter from $0.5 million in the comparable prior year period due primarily to the addition of the Legacy Primo business.
Rest of World acquisition and integration expenses decreased to $0.5 million in the third quarter from $1.3 million in the comparable prior year period due primarily to a reduction in costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses increased to $1.8 million in the third quarter from loss of $0.8 million in the comparable prior year period due primarily to the addition of the Legacy Primo business.
Operating Income (Loss)
Operating income increased to $41.3 million in the third quarter from $38.4 million in the comparable prior year period.
North America operating income increased to $46.0 million in the third quarter from $36.5 million in the comparable prior year period due to the items discussed above.
Rest of World operating income decreased to $10.2 million in the third quarter from $11.4 million in the comparable prior year period due to the items discussed above.
All Other operating loss increased to $14.9 million in the third quarter from $9.5 million in the comparable prior year period due to the items discussed above.
Other (Income) Expense, Net
Other income, net was $4.8 million for the third quarter compared to other expense, net of $3.8 million in the comparable prior year period due primarily to income recognized from a favorable legal settlement in the third quarter, as well as an increase of net gains on foreign currency transactions in the third quarter compared to the prior year period.
Income Taxes
Income tax expense was $3.4 million in the third quarter compared to $7.1 million in the comparable prior year period. The effective tax rate for the third quarter was 13.2% compared to 49.3% in the comparable prior year period.
The effective tax rate for the third quarter varied from the effective tax rate from the comparable prior year period due primarily to increased earnings in tax jurisdictions with lower tax rates or existing valuation allowances, combined with decreased earnings in higher tax jurisdictions.

Nine Months Ended September 26, 2020 Compared to Nine Months Ended September 28, 2019
Revenue, Net
Net revenue increased $93.1 million, or 6.9%, for the year to date from the comparable prior year period.
North America net revenue increased $148.6 million, or 15.5%, for the year to date from the comparable prior year period due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19.
Rest of World net revenue decreased $48.3 million, or 12.4%, for the year to date from the comparable prior year period due primarily to a decline in water consumption and volumes due to the impact of COVID-19.
All Other net revenue decreased $7.2 million, or 100.0%, for the year to date from the comparable prior year period due primarily to the non-recurrence of revenue contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Gross Profit
Gross profit increased to $832.1 million for the year to date from $801.0 million in the comparable prior year period. Gross profit as a percentage of revenue was 57.4% year to date compared to 59.1% in the comparable prior year period.
North America gross profit increased to $644.4 million for the year to date from $580.7 million in the comparable prior year period due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes as a result of the impact of COVID-19.
Rest of World gross profit decreased to $187.7 million for the year to date from $220.0 million in the comparable prior year period due primarily to a decline in water consumption and volumes due to the effect of COVID-19.
All Other gross profit decreased to nil for the year to date from $0.3 million in the comparable prior year period due primarily to the non-recurrence of gross profit contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses increased to $759.0 million for the year to date from $725.7 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 52.4% year to date compared to 53.5% in the comparable prior year period.
North America SG&A expenses increased to $535.9 million for the year to date from $504.9 million in the comparable prior year period due primarily to the addition of the Legacy Primo business, partially offset by lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19.
Rest of World SG&A expenses decreased to $187.5 million for the year to date from $189.7 million in the comparable prior year period due primarily to lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19, as well as wage subsidies received, partially offset by an increase in severance costs.
All Other SG&A expenses increased to $35.6 million for the year to date from $31.1 million in the comparable prior year period due primarily to an increase in professional fees and share-based compensation costs, partially offset by the non-recurrence of SG&A expenses incurred by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $28.4 million for the year to date from $10.0 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 2.0% year to date compared to 0.7% in the comparable prior year period.
North America acquisition and integration expenses increased to $7.5 million for the year to date from $2.4 million in the comparable prior year period due primarily to the addition of the Legacy Primo business. The prior year period expenses related primarily to the additions of our Mountain Valley and Crystal Rock businesses.
Rest of World acquisition and integration expenses decreased to $2.6 million for the year to date from $4.7 million in the comparable prior year period due primarily to a reduction in costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses increased to $18.3 million for the year to date from $2.9 million in the comparable prior year period due primarily to the addition of the Legacy Primo business.

Goodwill and Intangible Asset Impairment Charges
Goodwill and intangible asset impairment charges increased to $115.2 million for the year to date from nil in the comparable prior year period. Goodwill and intangible asset impairment charges as a percentage of revenue was 8.0% year to date compared to nil in the comparable prior year period.
North America goodwill and intangible asset impairment charges increased to $1.2 million for the year to date from nil in the comparable prior year period due to impairment charges recorded on certain of our Canadian trademarks.
Rest of World goodwill and intangible asset impairment charges increased to $114.0 million for the year to date from nil in the comparable prior year period due primarily to general deterioration in economic and market conditions in which we operate arising from COVID-19.
Operating (Loss) Income
Operating loss was $76.7 million for the year to date compared to operating income of $60.6 million in the comparable prior year period.
North America operating income increased to $94.1 million for the year to date from $68.7 million in the comparable prior year period due to the items discussed above.
Rest of World operating loss increased to $116.9 million for the year to date from operating income of $25.6 million in the comparable prior year period due to the items discussed above.
All Other operating loss increased to $53.9 million for the year to date from $33.7 million in the comparable prior year period due to the items discussed above.
Other Expense, Net
Other expense, net was $0.6 million for the year to date compared to $7.1 million in the comparable prior year period due primarily to income recognized from a favorable legal settlement, a decrease of net losses on foreign currency transactions year to date from the comparable prior year period, as well as the loss recognized on the sale of our Cott Beverages LLC business in the prior year period.
Income Taxes
Income tax benefit was $1.3 million for the year to date compared to income tax expense of $7.9 million in the comparable prior year period. The effective tax rate for the year to date was 0.9% compared to (164.6)% in the comparable prior year period.
The effective tax rate for the year to date varied from the effective tax rate from the comparable prior year period due to impairment charges incurred year to date for which minimal tax benefit is recognized.
Liquidity and Capital Resources
As of September 26, 2020, we had total debt of $1,473.8 million and $161.9 million of cash and cash equivalents compared to $1,358.4 million of debt and $156.9 million of cash and cash equivalents as of December 28, 2019. Our cash and cash equivalents balances as of December 28, 2019 include $12.4 million of cash proceeds received from the sale of our legacy carbonated soft drink and juice business and our Royal Crown International finished goods export business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. Our cash and cash equivalents balances as of December 28, 2019 also include $0.5 million of cash proceeds received from the sale of our Cott Beverages LLC business that are being held in escrow by a third party escrow agent to secure potential indemnification claims. In July 2020, a settlement agreement was reached with Refresco, the buyer of both businesses. In exchange for a settlement of pending and future claims, $4.0 million of the escrow funds were released to Refresco. The remaining $8.4 million and $0.5 million were released to us.
The recent COVID-19 pandemic has continued to disrupt our business. The extent and duration of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market. These factors include the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.

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
As of September 26, 2020, our outstanding borrowings under the Revolving Credit Facility were $136.0 million and outstanding letters of credit totaled $43.4 million resulting in total utilization under the Revolving Credit Facility of $179.4 million. Accordingly, unused availability under the Revolving Credit Facility as of September 26, 2020 amounted to $170.6 million.
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
A dividend of $0.06 per common share was declared during each quarter of 2020 for aggregate dividend payments of approximately $29.2 million.

The following table summarizes our cash flows for the three and nine months ended September 26, 2020 and September 28, 2019, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net cash provided by operating activities from continuing operations	$53.2	$88.0	$123.4	$104.3
Net cash used in investing activities from continuing operations	(24.9)	(40.4)	(526.5)	(62.6)
Net cash used in financing activities from continuing operations	(73.6)	(7.4)	(10.4)	(52.5)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	(0.7)	(5.9)	(18.7)	9.7
Net cash (used in) provided by investing activities from discontinued operations	(4.0)	(3.0)	388.9	(26.2)
Net cash used in financing activities from discontinued operations	—	(0.2)	(0.1)	(0.4)
Effect of exchange rate changes on cash	0.8	(0.9)	(0.2)	0.5
Net (decrease) increase in cash, cash equivalents and restricted cash	(49.2)	30.2	(43.6)	(27.2)
Cash and cash equivalents and restricted cash, beginning of period	211.1	113.4	205.5	170.8
Cash and cash equivalents and restricted cash from continuing operations, end of period	$161.9	$143.6	$161.9	$143.6
Operating Activities
Cash provided by operating activities from continuing operations was $123.4 million year to date compared to $104.3 million in the comparable prior year period. The $19.1 million increase was due primarily to improved earnings, excluding non-cash charges, relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $526.5 million year to date compared to $62.6 million in the comparable prior year period. The $463.9 million increase was due primarily to the cash used to acquire our Legacy Primo business, an increase in additions to property, plant and equipment relative to the prior year period, and cash received from the sale of our Cott Beverages LLC business in the prior year period.
Financing Activities
Cash used in financing activities from continuing operations was $10.4 million year to date compared to $52.5 million in the comparable prior year period. The $42.1 million decrease was due primarily to an increase in net short-term borrowings and cash provided by other financing activities year to date as compared to the prior year period, partially offset by an increase in dividends paid to common shareholders and cash used for financing fees relative to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of September 26, 2020.
Contractual Obligations
We have no material changes to the disclosure on this matter made in our 2019 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2019 Annual Report.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of September 26, 2020, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of September 26, 2020.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of September 26, 2020.
Issuer Purchases of Equity Securities
Tax Withholding
In the third quarter of 2020, an aggregate of 6,434 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the third quarter of 2019, an aggregate of 4,183 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 28, 2019, our equity has increased by $195.4 million. The increase was due primarily to the issuance of common shares of $385.1 million and share-based compensation costs of $12.2 million, partially offset by net loss of $110.5 million, common shares repurchased and canceled of $32.3 million, other comprehensive loss, net of tax of $26.3 million and common share dividend payments of $29.2 million.
Dividend Payments
Common Share Dividend
On August 4, 2020, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on September 2, 2020 to shareowners of record at the close of business on August 19, 2020. On November 3, 2020, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on December 4, 2020 to shareowners of record at the close of business on November 24, 2020. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair value of the Aimia reporting unit exceeded its carrying value by approximately 23.5%. Therefore, no goodwill impairment charge was recorded for the Aimia reporting unit. Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined that goodwill was impaired for the Eden, Decantae, and Farrers reporting units and recognized impairment charges of $103.3 million, $0.3 million and $0.5 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the nine months ended September 26, 2020. During the three months ended September 26, 2020, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2020.
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

To determine the fair value of the trademarks with indefinite lives associated with our Eden and Aquaterra businesses, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, we determined the trademarks with indefinite lives associated with our Eden and Aquaterra businesses were impaired and recognized impairment charges of $9.9 million and $1.2 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the nine months ended September 26, 2020. During the three months ended September 26, 2020, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2020.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, as states and municipalities have imposed varying levels of restriction on normal in-person business operations. Established business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 26, 2020. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2020, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2020 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2020 - July 31, 2020	2,697	$13.72	N/A	N/A
August 1, 2020 - August 31, 2020	2,517	$14.46	N/A	N/A
September 1, 2020 - September 26, 2020	1,220	$13.94	N/A	N/A
Total	6,434

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Amendment to Articles of Amalgamation of Primo Water Corporation.	8-K	3.1	3/5/2020	001-31410
3.2	By-laws of Primo Water Corporation, as amended.	8-A	3.2	5/4/2018	001-31410
10.1 (1)	Employment Offer Letter to Mercedes Romero dated July 27, 2020.					*
10.2 (1)	Amendment No. 4 to the Amended and Restated Primo Water Corporation Equity Incentive Plan, dated August 4, 2020.					*
10.3 (1)	Amendment No. 2 to the Primo Water Corporation 2018 Equity Incentive Plan, dated August 4, 2020.					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2020.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2020.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2020.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2020.					*
101	The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, filed November 5, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
______________________
1     Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: November 5, 2020	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: November 5, 2020	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)