Form 10-K
period 2021-01-02
Primo Water Corp /CN/
filed 2021-03-03
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 2, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 27, 2020 (based on the closing sale price of $13.63 for the registrant’s common shares as reported on the New York Stock Exchange on June 26, 2020) was $2,121.3 million.
(Reference is made to Part II, Item 5 for a statement of assumptions upon which the calculation is made).
The number of the registrant’s outstanding common shares as of February 26, 2021 was 160,776,356.
Documents incorporated by reference
Portions of our definitive proxy statement for the 2021 Annual and Special Meeting of Shareowners, to be filed within 120 days of January 2, 2021, are incorporated by reference in Part III. Such proxy statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.
Any reference to 2020, 2019 and 2018 corresponds to our fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.
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
When used in this report, the terms “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
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
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. In the third quarter of 2020, our U.S. operations achieved a carbon neutral certification under the Carbon Neutral Protocol, an international standard administered by Natural Capital Partners. This certification is in addition to the certifications in our European operations where we have maintained carbon neutrality for the past nine consecutive years in many of our markets.
Our Operations
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
North America
Our North America reporting segment provides bottled water, water filtration and coffee services to customers in North America. Products included in our North America reporting segment primarily consist of bottled water, water dispensers, purified bottled water, self-service refill drinking water, premium spring, sparkling and flavored water, filtration equipment and coffee.
Rest of World
Our Rest of World segment provides bottled water, water filtration and coffee services to customers in Europe and Israel. Products included in our Rest of World reporting segment primarily consist of bottled water, purified bottled water, premium spring, sparkling and flavored water, mineral water, filtration equipment and coffee.

All Other
Our All Other segment includes our corporate oversight function and other miscellaneous expenses, as well as our Cott Beverages LLC business which primarily sold soft drink concentrates to customers located outside of North America and was sold in the first quarter of 2019.
Competitive Strengths
The combination of our scale and density of our routes in key markets, our industry-leading infrastructure, and our emphasis on superior customer service is intended to create significant competitive strengths. We continually invest in our delivery, exchange and refill infrastructure, call centers and service capabilities to earn our position as an industry leader. We believe these investments have positioned us to capitalize on a number of positive industry dynamics and new growth opportunities. First, we intend to capture new customers as we capitalize on favorable consumer trends across our addressable markets, including increased focus on health and wellness, and concerns about deteriorating municipal water quality. Second, we believe our ability to cross-sell complementary water and filtration products and services represents a significant untapped opportunity. Third, the highly fragmented market in which we operate affords us ample opportunity to make the most of our scale, systems and customer density to execute synergistic tuck-in acquisitions across all of our service areas. We believe these strengths, along with the strengths outlined below, will allow us to capitalize on growth opportunities to drive sustainable and profitable growth.
Leading Position in Multiple Service Platforms
We have a leading volume-based national presence in the North American and European residential and commercial industry for bottled water. We offer a portfolio of well-known brands with longstanding heritages, such as Primo, Crystal Springs, Mountain Valley, Crystal Rock, Vermont Pure, Sparkletts, Hinckley Springs, Kentwood Springs, Canadian Springs, Labrador Source and Eden Springs, which have contributed to our leadership position in the residential and commercial bottled water industry. In office coffee services, we offer a complete range of products under leading brands including Keurig®, Mars Alterra®, Starbucks® Coffee, Caribou Coffee®, Peet’s Coffee & Tea®, Javarama® and Lavazza®. In water filtration, we offer a complete range of products including carbon filtration and reverse osmosis filtration.
We are one of the leading direct-to-customer providers that can offer comprehensive services to residential customers and small and medium-sized businesses, as well as large regional and national corporations and retailers. Our broad direct-to-consumer network creates an advantage in marketing and customer reach, while our extensive range of products and capabilities allows us to offer customers a convenient, single solution for high quality drinking water. We believe our position is strengthened by our presence in the exchange and refill channels and will be further strengthened through our ongoing efforts to enhance and promote our full-service water solutions offering to new and existing customers.
We also believe opportunities exist to increase sales of our products in our core markets by optimizing existing customer relationships, capitalizing on cross-selling and up-selling opportunities, obtaining new customers, exploring new channels of distribution and introducing new products through our broad reaching distribution network.
International Residential and Commercial Water Delivery, Water Filtration or Point of Use and Office Coffee Service Platforms
We believe having one of the leading North American and European residential and commercial water delivery production and distribution networks in the industry gives us the ability to reduce our purchasing, manufacturing and delivery costs relative to our competitors as well as drive customer density within the markets we serve. We have an extensive residential and commercial water delivery, water filtration and office coffee services distribution network with a unique ability to service customers, along with numerous locations through which we provide our exchange and refill offerings. We believe our footprint infrastructure and attention to customer service uniquely enable us to support local, regional and national accounts, which differentiates us in the industry. Our network has allowed us to secure strategic relationships, which have been successful in attracting new customers and leveraging our production and delivery infrastructure. We are able to provide multiple products to our residential and commercial water delivery, water filtration and office coffee services customers at minimal additional cost and generate additional profits on those incremental sales.
High Levels of Customer Service and Strong Customer Integration
Customer service and customer retention are key indicators of our success. Our goal is to increase the customer lifetime value while also reducing the annual churn of customers. Route Sales Representatives or “RSRs”, who comprise the customer-facing part of the business, are an important part of the customer relationship and not only drive customer service, but also generate new organic customer growth. We provide reliable delivery schedules and closely track call center and customer service metrics to continually improve customer satisfaction.

Business Strategy
Our business strategy is aligned around a common purpose and vision. Our purpose defines and identifies who we are and what sets us apart. We aim to Inspire Healthier Lives Through Better Quality Water. In order to achieve our purpose, our vision guides our decisions and future investments to help differentiate us from our competitors. We aim to become the leading brand in the pure-play water category with a unique portfolio of sustainable drinking water solutions. To achieve this vision, we have aligned around a common set of global strategic pillars. These strategic pillars are integrated across our global business to help drive a differentiated offering for our customers while at the same time providing an engaged and purpose-driven culture for our associates. Through our strategies, we believe we can drive an enhanced customer experience while at the same time leverage our global scale to generate enhanced efficiencies. Our transition to a pure-play water company was the first step on our journey to enhancing value and we believe our business strategy will enable long-term measurable success in support of our vision and purpose.
Our strategic pillars and goals include:
•Water Your Way - we provide a diverse set of water solutions and products for residential, commercial and retail customers. We believe this allows our customers access to on-trend and key drinking water solutions whenever, wherever and however customers want them. Our goal is to establish Primo as the preferred water brand in the spaces we compete by increasing customer penetration of our water solutions while also diversifying our customer base. Our financial model is strengthened by the recurring-revenue nature of our business model. Our offering is further enhanced through digital channels allowing customers to manage their delivery and order preferences or purchase products on owned and third-party e-commerce sites of our retail partners.
•Category Leading Innovation - we focus on new product innovation to drive customer penetration and increased water consumption. We have expanded our dispenser offering with a variety of options that include hot, cold and technology to brew coffee, tea and other beverages in numerous price ranges that are suitable for our retail customer needs. We have also enhanced our lineup with color and style options that are on trend for residential and commercial settings. Dispenser innovation and enhancements also enable us to improve our service efficiency and reduce service costs.
•Customer for Life Promise - we position the customer at the center of everything we do. Our goal is to increase the customer lifetime value while also reducing the annual churn of customers. We seek to understand customer needs and listen to their feedback across our product offerings. By providing trusted high-quality products and equipment and responding to their service needs, we believe we can enhance the value of the relationship. We continue to build out interactive digital touch-points to better the customer experience and improve the advocacy of the experience.
•Operational Excellence - we believe we can unlock and increase efficiencies through our global scale and product offering. With our pure-play water focus we have begun streamlining and centralizing support functions in all geographies. Additionally, we have enhanced our staff with a global procurement team to help drive valuable supplier partnerships and harmonize our best practices. In conjunction with our other strategies, as we increase our customer base and customer diversity, we believe it will improve our route density and network optimization.
•Environmental, Social and Corporate Governance Leadership - we strive to provide a positive impact on the environment, our associates and the communities where we live, work and service. We maintain sustainable water resources, aim to reduce our carbon footprint and energy usage, and seek to increase the use of recycled packaging. In the social channel, we promote associate health and safety initiatives, as well as diversity and inclusion training for all management. Additionally, we aim to ensure our supplier community complies with all federal, state and local human relations laws and regulations. In the governance channel, our Code of Business Conduct and Ethics drives compliance with all relevant rules and regulations.
•Associate Experience - we are developing a purpose-driven culture that will drive an enhanced associate experience. Our goal is to attract and retain highly-engaged associates who will live our purpose in their interactions with our customers, as well as in their communities. We seek to implement an effective talent strategy that focuses on the entire associate lifecycle – onboarding to exit.
We ultimately believe that our connected strategies will help drive increased customer growth and greater customer retention due to our innovation and on-trend water solution offerings, all while leveraging our operating scale. Our associates will be highly-engaged in driving our purpose and engaging in our environmental, social and corporate governance leadership.
Focus on Water Direct, Water Exchange, Water Refill and Water Filtration Solutions Growth
Using our strategic pillars, our goal is to grow profitably as consumers move to healthier beverage options and increase free cash flow by selling across multiple channels while expanding our customer density and consumption, focusing on customer service and reducing costs to serve.

We will remain focused on expanding our residential and small and medium-sized business customer base, a market segment that we believe remains underpenetrated, by continuing to capitalize on our strong direct-to-consumer distribution network, international sales and marketing efforts as well as our strategic partnerships. Additionally, the sale of our water dispensers through retail and digital channels helps us expand our customer base through which we can offer a diverse set of water solutions both direct and through retail stores.
We intend to utilize our e-commerce capabilities to employ data-driven customer acquisition, increase penetration, expand our customer base and provide a seamless strategy for improved customer experience, retention and long-term growth. Our e-commerce capabilities will utilize common platforms while engaging and serving potential and current customers in the most optimized manner.
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
We intend to proactively pursue accretive acquisitions to complement our organic growth. The highly fragmented market in which we operate affords us ample opportunities to execute synergistic residential and commercial water and filtration tuck-in acquisitions. Our acquisition strategy is consistent with our objective to continually build customer density and reduce the overall cost of servicing our existing customer base. We have a proven track record of achieving significant synergies and integrating companies onto our platform, and we believe that our acquisition strategy will continue to improve our profitability.
We have managed to pursue this acquisition strategy while reducing leverage levels by employing a combination of disciplined purchasing, successful integration and synergy realization, and divestiture of assets that are no longer instrumental to our mission and strategy.
Evaluate Acquisition Opportunities
We will continue to evaluate additional opportunities to expand our positions in the residential and commercial water and filtration service categories, as well as other higher margin or growth-oriented water categories where we believe our platform, operating strength and synergies can be leveraged. Additionally, we may use acquisitions to enter new geographies where we believe the customer demand aligns with our product offering.
Financial Information about Segments
For financial information about reporting segments and geographic areas, see Note 11 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Ingredient and Packaging Supplies
In addition to water, the principal raw materials required to produce our products are polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. The cost of these raw materials can fluctuate substantially over time. We have implemented a number of risk mitigation programs in order to reduce the risk of commodity fluctuations in key areas such as energy surcharges tied to certain energy indexes within North America and throughout our European footprint. Our core product of residential and commercial bottled water utilizes a reusable bottle that allows for the overall cost to service to be spread out over a number of recurring trips to our customer base. We utilize a refill, reuse and recycle concept with our three gallon (“3G”) and five gallon (“5G”) bottled water packaging, which can be reused as many as fifty times per bottle. Where we have not established a risk mitigation program, it is often necessary to recover the increased cost of materials through price increases which we have historically had success in utilizing in order to reduce our overall exposure to rising ingredient and packaging costs.
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
Trade Secrets, Copyrights, Trademarks and Licenses
We sell a majority of our residential and commercial 3G and 5G bottled water under our own brands while our office coffee services business sells both our branded products as well as products under which we have a distribution license. We own registrations for various trademarks that are important to our worldwide business, including Primo®, Alhambra®, Crystal Rock®, Mountain Valley®, Deep Rock®, Hinckley Springs®, Crystal Springs®, Kentwood Springs®, Mount Olympus®, Pureflo®, Nursery®, Sierra Springs® and Sparkletts® in the United States, Canadian Springs® and Labrador Source® in Canada, and Decantae®, Eden®, Eden Springs®, Chateaud’eau®, and Mey Eden® in Europe and Israel. We have filed certain trademark registration applications and intend to develop additional trademarks and seek registrations for such trademarks and to develop other intellectual property. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.
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
Competition
Our principal competitors are local, regional and national residential and commercial bottled water businesses as well as providers of various types of water filtration units. We face significant competition in our residential and commercial business as distribution methods for residential and commercial bottled water products continue to change and evolve. Our residential and commercial business also faces increased competition from filtration units. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit.
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
We are a member of the International Bottled Water Association (“IBWA”), the Watercoolers Europe Association and the Water Quality Association. These associations often set higher water quality standards than those set by governmental agencies. Members must comply with these standards, which are enforced by the members themselves. The IBWA requires submission to annual plant inspections administered by an independent third-party inspection agency, such as the National Sanitation Foundation. These inspections audit quality and testing records, review all areas of plant operations and the bottling process, and check compliance with relevant national standards, good manufacturing practices, and any other regulations set by the IBWA. If we fail to meet the standards set by the IBWA, the Watercoolers Europe Association and the Water Quality Association, there could be an adverse impact on our reputation, which could have a material adverse effect on our business and results of operations.
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
Human Capital
Employees
As of January 2, 2021, we had over 8,880 employees, of whom approximately 5,940 were in the North America reporting segment; approximately 2,890 were in the Rest of the World reporting segment; and approximately 50 were in All Other. We have entered into collective bargaining agreements covering approximately 400 of the employees in the North America reporting segment and approximately 260 of the employees in the Rest of the World reporting segment, which all contain terms that we believe are typical in our industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.
Diversity and Inclusion
We are committed to creating an inclusive workplace that promotes and values diversity, where we embrace our differences and empower our associates to be authentic and transparent. Our company is made up of extraordinary people of every race, gender, religion, sexual orientation and background. We are committed to a culture built on our core value of respect for each other, respect for our customers, respect for our business partners and respect for our communities. We do not tolerate discrimination, harassment or retaliation.
We created a diversity, equity, and inclusion (“DEI”) Strategy Committee, a cross-functional group of diverse associates across Primo that has taken the lead in formalizing our DEI Commitment. The commitment statement is an important first step. Our goal is to create a truly inclusive work culture that ensures diversity of thought is valued across our Company. We are committed to recognizing and embracing the whole associate. As part of this process, our associates and senior management are creating detailed and measurable actions to be incorporated into our strategic plans. And we are inserting a DEI lens into our recruitment processes that is deliberate, consistent and ensures that our talent base reflects the diversity of people, of perspectives and experiences that we need to truly be one Primo across the globe.
Primo offers several options for associates to raise concerns about harassment or discrimination, including an online web-based platform, a helpline, and by speaking with human resource partners or leaders in our organization. We will not tolerate retaliation or unfair treatment of any associate who reports concerns in good faith or who participates in an investigation of any such reports. Retaliation against an individual for reporting in good faith any violation or for participating in any such investigation is a serious violation of our Code of Business Conduct and Ethics that will subject the violator to appropriate disciplinary action, including possible termination of employment.

Health and Safety
The health and safety of our associates is our highest priority, and this is consistent with our operating philosophy. We have implemented crisis management teams at the enterprise level and in each of our businesses to ensure our operations are aligned with global health standards and that we continue to enable the ongoing safe manufacturing and distribution of our products, as well as the safety of our customers and associates throughout the coronavirus (“COVID-19”) pandemic and beyond.
As the COVID-19 pandemic evolved, we have taken multiple steps to prevent the potential spread of the virus, to equip our associates to provide an essential service in our communities, and to ensure the ongoing, safe manufacturing and delivery of our products:
•Adding work from home flexibility;
•Increasing cleaning protocols across all locations;
•Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•Implementing temperature screening of associates at our locations;
•Establishing new physical distancing procedures for associates who need to be onsite;
•Providing personal protective equipment and cleaning supplies;
•Modifying office work stations with plexiglass dividers;
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•Suspending all domestic and international non-essential air travel for all associates; and
•Requiring masks to be worn in all locations.
Our products and services were deemed essential and as a result, all of our production sites continued operating during the COVID-19 pandemic. As such, we have invested in creating a physically safe work environment for our associates. Our frontline associates have gone above and beyond to perform an essential service for customers and communities during this global crisis, and our priority is to support them and keep them safe. That’s why we are reinforcing the availability of “no contact” delivery with our customers, reminding them to communicate any updates to their delivery and if they leave their empty bottles outside, we will replace them accordingly. We are also encouraging associates to live our safety principles and stop unsafe work if there is an identified or perceived risk at any delivery location.
Total Rewards
Our compensation programs are designed to align the compensation of our associates with the Company's performance and to provide the proper incentives to attract, retain and motivate associates to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.
•We provide associate wages that are competitive and consistent with associate positions, skill levels, experience and knowledge;
•We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our associate compensation and benefit programs and to provide benchmarking against our peers within our industry;
•We align our executives' short-term and long-term equity compensation with our shareholders' interests; and
•Annual increases and incentive compensation are based on merit, are documented through our talent manager process as part of our annual review procedures and upon internal transfer and/or promotion.
It is also our intention to offer benefits that will allow our associates and their families to live healthier lives. We offer comprehensive benefits to all eligible associates. These include, among other benefits:
•Medical insurance, prescription drug benefits, dental and vision insurance;
•Accident insurance, critical illness insurance, life insurance, disability insurance, legal insurance, health savings and flexible spending accounts;
•Paid and unpaid leaves;
•Retirement plan; and
•Voluntary benefits that allow associates to select the options that meet their needs, including flexible time-off, telemedicine, and adoption assistance.

Serving Our Communities
We are strongly committed not only to the communities we serve, but also to the world at large. After all, our families live, work and play in our local communities and around the globe.
It is part of our mission to promote hydration and wellness via sponsorships and in-kind donations, and to provide aid in the times of need. We provide bottled water products for local sporting events, culinary and hospitality programs, fundraisers, and associate-supported efforts and have contributed time and resources to many regional causes. We also donated water to medical centers and first responders, as well as supported hospitality partners feeding front-line workers during the ongoing COVID-19 pandemic.
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
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are also available free of charge on our website at www.primowatercorp.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with, or furnish to, the SEC or to Canadian securities regulatory authorities.
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
Risks Related to the COVID-19 Pandemic
The impact of the spread of COVID-19 is creating significant uncertainty for our business, financial condition and results of operations.
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

Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), and how they will further impact our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. If a significant percentage of our workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions or other governmental restrictions, our operations will be negatively impacted. Any sustained interruption in our business operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions can impair our ability to make, manufacture, distribute or sell our products. Compliance with governmental measures imposed in response to COVID-19 has caused and may continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), and any failure to effectively manage these risks, including any failure to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.
As we deliver bottled water to residential and commercial customers across a 21-country footprint and provide multi-gallon bottled water, self-service refill drinking water and water dispensers to customers through major retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction and changes in demand as a result of COVID-19 will vary in scope and timing across these markets. For example, to date, we have seen an increase in volumes in our residential Water Direct business and a decrease in volumes in our commercial Water Direct business as a result of the COVID-19 pandemic. Any continued economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our suppliers’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or suppliers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols and other operational actions in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, there can be no assurance that we will be successful in our efforts, and as a result, our business, financial condition and results of operations may be adversely affected.
Risks Related to Our Business, Industry and Operations
We may be unable to compete successfully in the markets in which we operate.
We face competition in our residential and commercial water business as distribution methods for residential and commercial bottled water products continue to change and evolve. The increasing availability of multi-gallon water bottles in retail stores could affect our business as some customers may choose to purchase water in returnable bottles through competitors' retail products rather than ours. Our residential and commercial water business also faces increased competition from filtration units in the residential and commercial market. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit. Additionally, retail and internet availability of these products could negatively affect demand for the direct distribution sources we offer.

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
With respect to some of our key ingredients, we have entered into long-term supply agreements. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, pandemics, transportation interruption, political instability, acts of war or terrorism and other factors.
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
Periods of uncertainty in the financial markets and adverse economic conditions in the countries in which we do business could have a number of different effects on our business, including:

•a reduction in consumer spending, which could result in a reduction in our sales volume;
•a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;
•an increase in counterparty risk;
•an increased likelihood that one or more members of our banking syndicate may be unable to honor its commitments under our senior secured revolving credit facility (“Revolving Credit Facility”); and
•restricted access to capital markets that may limit our ability to take advantage of business opportunities.
If economic conditions deteriorate, our industry, business and results of operations could be materially and adversely affected.
Substantial disruption to production at our production facilities could occur.
A disruption in production at our production facilities or those of our suppliers, distribution channels or service networks could have a material adverse effect on our business. The disruption could occur for many reasons, including fire, natural disasters, pandemics, weather, manufacturing problems, diseases, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively impact our business and results of operations.
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

To protect this intellectual property, we rely principally on registration of trademarks, contractual responsibilities and restrictions in agreements (such as indemnification, nondisclosure and confidentiality agreements) with employees, consultants and customers, and on common law and statutory protections afforded to trademarks, trade secrets and proprietary “know-how.” In addition, we vigorously protect our intellectual property against infringements using any and all legal remedies available. Notwithstanding our efforts, we may not be successful in protecting our intellectual property for a number of reasons, including:
•our competitors may independently develop intellectual property that is similar to or better than ours;
•employees, consultants or customers may not abide by their contractual agreements and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;
•foreign intellectual property laws may not adequately protect our intellectual property rights; and
•our intellectual property rights may be successfully challenged, invalidated or circumvented.
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
Strategic Risks
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
The success of our acquisitions, including the Legacy Primo Acquisition, will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating with our existing businesses. The integration process may be complex, costly, time-consuming and subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. The difficulties of integrating the operations and realizing revenue and cost synergies include, among others:

•failure to implement our business plan for the combined business;
•unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;
•possible inconsistencies in standards, controls, procedures and policies, and compensation structures between acquired structures and our structure;
•failure to retain key customers and suppliers;
•unanticipated changes in applicable laws and regulations;
•failure to retain key employees;
•additional exposure to risks of new markets and geographies;
•inherent operating risks; and
•other unanticipated issues, expenses and liabilities.
We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of the Company, on the one hand, and the acquired businesses, on the other hand, had achieved or might achieve separately. Even if we realize the expected benefits, this may not be achieved within the anticipated time frame. Furthermore, the synergies from acquisitions may be offset by costs incurred in consummating such acquisitions or in integrating the acquired businesses, increases in other expenses, operating losses or unrelated adverse results in the business. As a result, there can be no assurance that such synergies will be achieved.
In addition, actual results may differ from pro forma financial information of the combined companies due to changes in the fair value of assets acquired and liabilities assumed, changes in assumptions used to form estimates, difference in accounting policies between the companies, and completion of purchase accounting.
We have limited indemnification rights in connection with the Legacy Primo Acquisition.
In connection with the Legacy Primo Acquisition, we are subject to all of the liabilities of the acquired business that were not satisfied on or prior to the closing date of the transaction. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation. Under the merger agreement, we have been provided with a limited set of warranties in relation to identified risks, none of which survived the closing date. We have secured insurance to cover losses arising in respect of the breach by Legacy Primo of those warranties, but our recovery may be insufficient to fully reimburse us for those losses. Damages resulting from a breach of warranty could have a material and adverse effect on our financial condition and results of operations.
Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write-downs that would negatively affect our results of operations.
As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We evaluate the recoverability of recorded goodwill and indefinite life intangible asset amounts annually, or when evidence of potential impairment exists, which occurred in the second quarter of 2020 due to the impact of the COVID-19 pandemic and the revised projections of future operating results. The impairment test is based on several factors requiring judgment and certain underlying assumptions. Goodwill accounted for approximately $1,284.3 million of our recorded total assets as of January 2, 2021. Our other intangible assets with indefinite lives as of January 2, 2021 primarily relate to the trademarks acquired in the acquisitions of our DSS, Aquaterra, Mountain Valley, Legacy Primo, Eden, and Crystal Rock Holdings, Inc. (“Crystal Rock”) businesses. These assets have an aggregate net book value of $455.5 million, and are more fully described in Note 1 to the Consolidated Financial Statements.

As of January 2, 2021, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $532.1 million, which consisted principally of $485.2 million of customer relationships that arose from acquisitions, $24.3 million of software, and $12.8 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationships acquired in connection with the acquisitions of our DSS, Aquaterra, Mountain Valley, Legacy Primo, Eden, and Crystal Rock businesses are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill, trademarks or trade names. For additional information on accounting policies we have in place for goodwill and indefinite life intangible asset impairment, see our discussion under “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1 to the Consolidated Financial Statements.
Financial, Credit and Liquidity Risks
We have a significant amount of outstanding indebtedness, which could adversely affect our financial health, and future cash flows may not be sufficient to meet our obligations.
As of January 2, 2021, our total indebtedness was $1,470.7 million. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:

•requiring a substantial portion of our cash flow from operations to make interest payments on this indebtedness;
•making it more difficult to satisfy debt service and other obligations;
•increasing the risk of a future credit ratings downgrade of our indebtedness, which would increase future debt costs;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available or limiting our ability to borrow additional funds for share repurchases, to pay dividends, to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
•placing us at a competitive disadvantage to our competitors that may not be as highly leveraged as we are.
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
Our Revolving Credit Facility and the indentures governing our outstanding notes each contain various covenants limiting the discretion of our management in operating our business, which could prevent us from capitalizing on business opportunities and taking some corporate actions.
Our Revolving Credit Facility and the indentures governing our outstanding notes each impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•incur additional indebtedness;
•make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock);
•make investments;

•create liens;
•sell assets;
•enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;
•engage in transactions with affiliates; and
•consolidate, merge or sell all or substantially all of our assets.
These covenants are subject to important exceptions and qualifications. In addition, our Revolving Credit Facility also requires us, under certain circumstances, to maintain compliance with certain financial covenants as described in the “Covenant Compliance” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our Revolving Credit Facility, or the indentures governing our outstanding notes could result in an event of default under one or more of the documents governing such obligations, which would allow the lenders under our Revolving Credit Facility to declare all borrowings outstanding, or in the case of the note holders of our outstanding notes, all principal amounts outstanding on such notes, to be due and payable. Any such acceleration would trigger cross-default provisions under the Revolving Credit Facility, and the indentures governing our outstanding notes and, potentially, our other indebtedness. In the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations, face bankruptcy, or take other actions that are inconsistent with our current business practices or strategy. For additional information about our Revolving Credit Facility, see our discussion under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 17 to the Consolidated Financial Statements.
A portion of our debt may be variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.
Our Revolving Credit Facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our Revolving Credit Facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. The outstanding borrowings under the Revolving Credit Facility as of January 2, 2021 were $104.8 million.
We have incurred, and may incur, substantial indebtedness in order to finance acquisitions, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.
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
Risks Related to Our Human Capital
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
Legal, Regulatory and Tax Risks
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
Recent initiatives have taken place in several markets in which we operate regarding bottled water. Regulations have been proposed in some jurisdictions that would ban the use of public funds to purchase bottled water, enact local taxes on bottled water and water extraction and restrict the withdrawal of water from public and private sources. We believe that the adverse publicity associated with these initiatives is generally aimed at the retail, small bottle segment of the industry that is a minimal part of our business, and that our customers can readily distinguish our products from the retail bottles that are currently the basis for concern in some areas. Our customers typically buy their water in reusable multi-gallon water bottles that are placed on coolers and reused many times. While we believe that to date we have not directly experienced any adverse effects from these concerns, and that our products are sufficiently different from those under scrutiny, there is no assurance that adverse publicity about any element of the bottled water industry will not affect public behavior by discouraging consumers from buying bottled water products generally. In that case, our sales and other financial results could be adversely affected.
The increasing concern over climate change also may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, particularly in our Primo Water North America business, thereby substantially increasing the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and results of operations.

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
Hazardous Materials
We engage in or have in the past engaged in the handling, storage or use of hazardous substances, including for the maintenance and fueling of our vehicle fleet for our North America business. We are also required to obtain environmental permits from governmental authorities for certain operations. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be held liable for any consequences arising out of human exposure to hazardous substances or other environmental damage.
Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances and also impose liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities. In addition to actions brought by governmental agencies, private plaintiffs may also bring personal injury claims arising from the presence of hazardous substances on a property. From time to time, we have also been named a potentially responsible party at third-party waste disposal sites. There can be no assurances that we will not be required to make material expenditures in the future for these or other contamination-related concerns or that other responsible parties will conduct any required cleanup. Environmental laws and regulations are complex, change frequently and tend to become more stringent over time. The costs of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances may negatively affect our business, financial condition or results of operations.
International Trade Regulations
Currently, a large portion of our dispensers are assembled by independent manufacturers in, and imported from, China. These import operations are subject to international trade regulations, including import charges and other agreements among the United States and its trading partners, including China.

The previous U.S. presidential administration made significant changes to U.S. trade policy, including new or increased tariffs on a broad range of goods imported into the United States, particularly from China. Further, these changes in U.S. trade policy have triggered retaliatory protectionist actions by affected countries. Given the uncertainty regarding the scope and duration of these trade actions by the United States and other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain and could be significant. To the extent that our supply chain, costs, sales or profitability are negatively affected by the existing tariffs or any other trade actions (including duties, import charges or other similar restrictions or other reductions in trade), our business, financial condition and results of operations may be materially adversely affected.
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
We base our tax positions upon our understanding of the tax laws of the various countries in which we have assets or conduct business activities. However, our tax positions are subject to review and possible challenge by taxing authorities. This includes adverse changes to the manner in which Canada and other countries tax multinational companies and interpret or change their tax laws. We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such taxes. In addition, our effective tax rate may be increased by changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates or countries adopting more aggressive interpretations of tax laws, including the Tax Cuts and Jobs Act of 2017.
Our income tax expense includes tax benefits resulting from several reorganizations of our legal entity structure and refinancing of intercompany debt during the last three years. However, since the calculation of our tax liabilities involves dealing with uncertainties in the application of complex and changing tax laws and regulations in a multitude of jurisdictions across our global operations, our effective tax rate may ultimately be different than the amount we are currently reporting. In addition, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with nonresident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable. The Organization for Economic Cooperation and Development released guidance related to Base Erosion and Profit Shifting which may also result in legislative changes that could impact our effective tax rate.

Risks Related to Our Information Technology, Cybersecurity and Data Protection
We depend on key information systems and third-party service providers.
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
The protection of our customer, employee and Company data is critical to us. We have procedures and technology in place to safeguard our customers’ debit card, credit card and other personal information, our employees’ private data and Company records and intellectual property. However, if we experience a data security breach of any kind, we could be exposed to negative publicity, government enforcement actions, private litigation or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing their purchases of our products and services or their use of the debit or credit card payment option. Any loss of our ability to securely offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively affecting our customer experience and significantly increasing our administrative costs related to customer payment processing. This could cause us to lose customers and could have a negative effect on our results of operations.
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
Risks Related to Our Common Shares
We may not continue our quarterly dividend and shareowners may never obtain a return on their investment.
We have paid quarterly cash dividends since 2012. Most recently, our Board of Directors declared a dividend of $0.06 per common share to be paid in cash on March 29, 2021 to shareowners of record at the close of business on March 12, 2021. However, there can be no assurance that we will continue to declare quarterly dividends in the future. The declaration and payment of future dividends on our common shares is subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants and other restrictions on payment set forth in the instruments governing our indebtedness in effect from time to time. Accordingly, shareowners must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any return on their investment.

General Risk Factors
We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•any requirement to restate financial results in the event of inappropriate application of accounting principles or otherwise;
•any event that could damage our reputation;
•failure to properly manage credit risk from customers;
•failure of our processes to prevent and detect unethical conduct of employees;
•any significant failure of internal controls over financial reporting;
•failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements;
•failure of corporate governance policies and procedures; and
•credit ratings changes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our business is supported by our extensive manufacturing and distribution network. Our manufacturing footprint encompasses 59 strategically located manufacturing and production facilities, which includes 33 facilities in the United States, 10 facilities in Canada, 15 facilities in Europe and one facility in Israel. We also have 306 branch distribution and warehouse facilities, which include 178 facilities in the United States, 17 facilities in Canada, 101 facilities in Europe and 10 facilities in Israel, and one customer service call center in the United States.
The total square footage of our manufacturing and production facilities is approximately 2.0 million square feet in the United States; 0.4 million square feet in Canada; 0.2 million square feet in Israel and 0.7 million square feet in Europe, inclusive of 0.2 million square feet in the United Kingdom. The total square footage of our branch distribution and warehouse facilities is approximately 2.3 million square feet in the United States; 0.2 million square feet in Canada; 0.3 million square feet in Israel and 0.7 million square feet in Europe, inclusive of 0.1 million square feet in the United Kingdom. This square footage does not include 27 leased office spaces that comprise 0.4 million square feet. Lease terms for non-owned beverage production facilities and offices expire between 2021 and 2035.
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
Pursuant to SEC rules, we will disclose any proceeding in which a government authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $500,000 or is otherwise material to our financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM PART I. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names, ages, offices and backgrounds of all of our executive officers as of March 3, 2021. Our officers do not serve for a set term.

	Office	Age
Thomas Harrington	Chief Executive Officer	63
Jay Wells	Chief Financial Officer	58
David Muscato	President, North America	58
Steven Kitching	President, International	58
Marni Morgan Poe	Chief Legal Officer and Secretary	51
William "Jamie" Jamieson	Global Chief Information Officer	48
Mercedes Romero	Chief Procurement Officer	54
Ghire Shivprasad	Vice President, Human Resources	43
Jason Ausher	Chief Accounting Officer	47

•Thomas Harrington was appointed as our Chief Executive Officer effective as of the beginning of 2019. Prior to his appointment, Mr. Harrington served as the Chief Executive Officer of our North America business unit since our acquisition of DS Services in December 2014 and was appointed President Route Based Services in July 2016. Prior to the acquisition, Mr. Harrington served in various roles with DS Services from 2004 to 2014, including Chief Executive Officer, President, Chief Operating Officer, West Division President, and Senior Vice President, Central Division. Prior to joining DS Services, Mr. Harrington served in various roles with Coca-Cola Enterprises, Inc. including Vice President and General Manager of Coca-Cola Enterprises New York and Chicago divisions. He also served in various sales and marketing roles with Pepperidge Farm from 1979 to 1985. Mr. Harrington previously served as a member of the board of directors of the National Automatic Merchandising Association, the International Bottled Water Association and the Water Quality Association.  He has served on our Board since the beginning of 2019.
•Jay Wells was appointed Chief Financial Officer in 2012. Prior to joining us, Mr. Wells held various senior finance positions with Molson Coors from 2005 to 2012, including Chief Financial Officer of Molson Coors Canada, a subsidiary of Molson Coors Brewing Company, and Global Vice President, Treasury, Tax, and Strategic Finance of Molson Coors Brewing Company. From 1990 to 2005, Mr. Wells held several positions within Deloitte and Touche LLP, including partner.
•David Muscato was appointed President, North America in April 2018. From June 2014 to January 2017, Mr. Muscato was the President, Schwan's Home Service at The Schwan Food Company. Prior to that, from 1994 to 2014, Mr. Muscato held several positions with Nestle Waters of North America, including Executive Vice President and General Manager of their U.S. Home and Office Division. Mr. Muscato has also held multiple positions with both Pepsi-Cola Company and Seven-Up of Boston. Mr. Muscato previously served on the International Bottled Water Association Executive Committee and Board of Directors as well as the Stamford CT Chamber of Commerce Board of Directors.
•Steven Kitching was appointed President, International in June 2020. From 2008 to 2018, Mr. Kitching served in various roles with us, including Executive Chair for Route Based Services, Executive Chairman of Aimia Foods/Decantae Mineral Water, President of our North America Business Unit and President of our United Kingdom/Europe Business Unit. From 2005 to 2008, Mr. Kitching held several positions with InBev UK, including Managing Director-On Trade Sales and Managing Director-Commercial and Field Operations. Prior to that, Mr. Kitching held several positions with Interbrew and Whitbread Beer Company from 1986 to 2005, including General Manager Netherlands of Interbrew from 2004 to 2005.
•Marni Morgan Poe has served as our Chief Legal Officer and Secretary since 2010. Prior to her appointment, Ms. Poe served as our Corporate Counsel from 2008 to 2010. Prior to joining us, Ms. Poe was a partner at the law firm of Holland & Knight LLP from 2000 to 2006 and an associate of the law firm from 1995 to 2000.
•William “Jamie” Jamieson was appointed Global Chief Information Officer in April 2019. Prior to joining us, Mr. Jamieson served as senior vice president and chief information officer for GNC from 2015 to 2019, overseeing enterprise technology teams and platforms. From 2000 to 2015, he held various senior roles leading information technology service delivery for Charming Charlie and Chico’s FAS, Inc., both fashion retailers.

•Mercedes Romero was appointed Chief Procurement Officer in August 2020. Prior to joining us, Ms. Romero served as Vice President Sourcing and Supply Management from 2019 to 2020 for Ryder System Inc., overseeing global spend and supply planning teams. From 2017 to 2019, Ms. Romero served as Chief Procurement Officer/VP Procurement Americas with the Campari Group. From 1995 to 2017, Ms. Romero held various senior roles leading procurement and supply chain transformations for TEVA Pharma, Diageo, Starbucks, Clorox and Procter & Gamble. Ms. Romero currently serves on the board of the Conference Leadership Committee and the Talent Executive Committee at the Institute for Supply Management (ISM). Ms. Romero also serves as an advisory board member at the Global Women Procurement Professionals (GWPP).
•Ghire Shivprasad was appointed Vice President, Human Resources in October 2018. Prior to joining us, Mr. Shivprasad held various senior Human Resource and Compensation positions with Masonite International from 2013 to 2016, and with Bloomin' Brands, Inc., the parent company of Outback Steakhouse, from 2007 to 2013. From 2000 to 2006, Mr. Shivprasad held various roles in benefits, payroll and stock plan administration.
•Jason Ausher was appointed Chief Accounting Officer in May 2015. Prior to his appointment, from 2011 to 2015, Mr. Ausher served as our VP Treasurer, Corporate Development. From 2010 to 2011, Mr. Ausher served as our Corporate Controller, and from 2008 to 2010, he held the position of Controller for our U.S. Business Unit. From 2003 to 2008, Mr. Ausher held numerous positions with Walter Industries, Inc. and Mueller Water Products Inc. (a water infrastructure business and spin-off of Walter Industries, Inc.), including the position of Vice President of Finance. Prior to this, from 1996 to 2002, Mr. Ausher was with PricewaterhouseCoopers LLP.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed on the Toronto Stock Exchange (“TSX”) and on the New York Stock Exchange (“NYSE”) under the ticker symbol “PRMW.”
As of February 26, 2021, we had 889 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 26, 2021 was C$18.21 on the TSX and $14.29 on the NYSE.
Our Board of Directors has declared a quarterly cash dividend of $0.06 per common share in each quarter during 2020 and 2019 for an aggregate yearly dividend payment of approximately $38.9 million and $32.6 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes as well as other factors that our Board of Directors may deem relevant from time to time.
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
There are certain restrictions on the payment of dividends under our Revolving Credit Facility and the indentures governing our outstanding notes. The Revolving Credit Facility and the indentures governing our outstanding notes are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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

Shareowner Return Performance Graph
The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; (iii) the peer group utilized in prior annual reports, which consists of publicly-traded companies in the route based service industry comprised of UniFirst Corp., ABM Industries Inc., Chemed Corp., ServiceMaster Global Holdings, Inc., Cintas Corporation, Aramark Corporation, Legacy Primo, AquaVenture Holdings Limited, The Brink’s Company, Evoqua Water Technologies Corp., Pentair plc, Xylem Inc., and Nestle S.A.; and (iv) a new peer group utilized in this Annual Report on Form 10-K, which better reflects our business following our recent acquisitions and divestitures, consisting of publicly-traded companies in the water and route based service industries comprised of UniFirst Corp., ADT Inc., Chemed Corp., ServiceMaster Global Holdings, Inc., Cintas Corporation, A. O. Smith Corporation, Franklin Electric Co., Inc., IDEX Corporation, Pentair plc, Xylem Inc., The Brink’s Company, Evoqua Water Technologies Corp., Mueller Water Products, Inc., Rollins, Inc., Rexnord Corporation, Stericycle Inc., Tetra Tech, Inc., Windstream Holdings, Inc., and Watts Water Technologies Inc. The closing price of Primo’s common shares as of December 31, 2020, the last trading day of 2020, was C$19.96 on the TSX and $15.68 on the NYSE. The following table is in Canadian dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN
250.00
200.00
150.00
100.00
50.00
0.00
01/02/2016
12/31/2016
12/30/2017
12/29/2018
12/28/2019
01/02/2021
Primo Water Corporation
S&P/TSX Composite
Peer Group
New Peer Group

 ASSUMES $100 (CANADIAN) INVESTED ON JANUARY 2, 2016
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JANUARY 2, 2021

Company / Market / Peer Group	1/2/2016	1/31/2016	12/30/2017	12/29/2018	12/28/2019	1/2/2021
Primo Water Corporation	$100.00	$102.04	$142.12	$128.82	$123.78	$143.39
S&P / TSX Composite	$100.00	$121.08	$132.08	$119.43	$148.65	$156.16
Peer Group	$100.00	$101.19	$118.59	$122.89	$163.99	$180.73
New Peer Group	$100.00	$113.55	$138.67	$138.75	$180.63	$223.44

Issuer Purchases of Equity Securities
Common Share Repurchase Program
On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period (the “Repurchase Plan”). For the year ended January 2, 2021, we repurchased 2,316,835 common shares for $25.0 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled. The Repurchase Plan expired on December 15, 2020 and no further purchases will be made under such plan.
Tax Withholdings
The following table contains information about shares that we withheld from delivering to employees during 2020 to satisfy their tax obligations related to share-based awards:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2019 - January 31, 2020	1,917	$15.28	N/A	N/A
February 1 - February 29, 2020	418,562	$15.35	N/A	N/A
March 1, 2020- March 31, 2020	38,493	$12.58	N/A	N/A
March 29 - April 30, 2020	8,792	$9.27	N/A	N/A
May 1 - May 31, 2020	6,937	$10.32	N/A	N/A
June 1, 2020- June 30, 2020	4,249	$12.41	N/A	N/A
June 28 - July 31, 2020	2,697	$13.72	N/A	N/A
August 1 - August 31, 2020	2,517	$14.46	N/A	N/A
September 1 - September 30, 2020	1,220	$13.94	N/A	N/A
October 1 - October 31, 2020	3,932	$12.62	N/A	N/A
November 1 - November 31, 2020	1,392	$14.70	N/A	N/A
December 1 - January 2, 2021	49,474	$15.75	N/A	N/A
Total	540,182

ITEM 6.	SELECTED FINANCIAL DATA
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
The Company has accounted for the sale of our carbonated soft drinks and juice businesses and our Royal Crown International finished goods export business (collectively, the “Traditional Business” and such transaction, the “Traditional Business Divestiture”) as discontinued operations beginning in 2017 and the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D” and such transaction, the “S&D Divestiture”) as discontinued operations beginning in 2020. All data for prior periods have been recast.

	January 2, 2021	December 28, 2019	December 29, 2018	December 31, 2017	December 31, 2016 [1]
(in millions of U.S. dollars, except per share amounts)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Revenue, net	$1,953.5	$1,795.4	$1,791.0	$1,667.4	$1,395.2
Net (loss) income from continuing operations	(156.8)	(10.8)	15.4	$(21.0)	$(62.1)
Net income (loss) from discontinued operations, net of income taxes	25.1	13.7	368.1	$28.1	$(9.4)
Net (loss) income	(131.7)	2.9	383.5	$7.1	$(71.5)
Net (loss) income attributable to Primo Water Corporation	(131.7)	2.9	382.9	$(1.4)	$(77.8)
Net (loss) income per common share attributable to Primo Water Corporation
Basic:
Continuing operations	$(1.01)	$(0.08)	$0.11	$(0.15)	$(0.48)
Discontinued operations	0.16	0.10	2.64	0.14	(0.12)
Net (loss) income	(0.85)	0.02	2.75	(0.01)	(0.61)
Diluted:
Continuing operations	$(1.01)	$(0.08)	$0.11	$(0.15)	$(0.48)
Discontinued operations	0.16	0.10	2.60	0.14	(0.12)
Net (loss) income	(0.85)	0.02	2.71	(0.01)	(0.61)
Financial Condition
Total assets	$3,604.7	$3,390.9	$3,175.5	$4,093.1	$3,939.7
Short-term borrowings required to be repaid or extinguished as part of Traditional Business Divestiture [2]	—	—	—	220.3	207.0
Debt required to be repaid or extinguished as part of Traditional Business Divestiture [3]	—	—	—	519.0	1,135.4
Long-term debt, net of current maturities	1,345.1	1,259.1	1,250.2	1,542.6	851.4
Dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.24
______________________
1     In 2016, we completed the acquisitions of our Eden and Aquaterra businesses for a combined $620.3 million, financed by a combination of cash on hand and proceeds from the issuance of €450.0 million (U.S. $498.7 million at the exchange rate in effect on the acquisition date of Eden) of 5.500% senior notes due July 1, 2024 (the “2024 Notes”).
2    The obligations under our previously existing asset-based lending credit facility (“ABL facility”) were required to be repaid in full at the closing of the sale of the Traditional Business. Accordingly, the ABL facility is presented as “Short-term borrowings required to be repaid or extinguished as part of the Traditional Business Divestiture” in prior periods.

3    All senior notes issued by our previously existing wholly-owned subsidiary Cott Beverages Inc., which was sold as part of the Traditional Business Divestiture, were classified as “Debt required to be repaid or extinguished as part of Traditional Business Divestiture” in prior periods.

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
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. In the third quarter of 2020, our U.S. operations achieved a carbon neutral certification under the Carbon Neutral Protocol, an international standard administered by Natural Capital Partners. This certification is in addition to the certifications in our European operations where we have maintained carbon neutrality for the past nine consecutive years in many of our markets.
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
In 2020, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities and making equipment upgrades.
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
Our fiscal year is based on either a 52- or 53- week period ending on the Saturday closest to December 31. For the year ended January 2, 2021, we had 53 weeks of activity, compared to 52 weeks of activity for the years ended December 28, 2019 and December 29, 2018. We estimate the additional week contributed $19.4 million of additional revenue and $3.9 million of additional operating income for the year ended January 2, 2021. One of our subsidiaries uses a calendar year-end which differs from the Company’s 52- or 53- week fiscal year-end. Differences arising from the use of the different fiscal year-ends were not deemed material for the fiscal years ended January 2, 2021, December 28, 2019 or December 29, 2018.

Impact of the COVID-19 Pandemic
Our global operations expose us to risks associated with the coronavirus (“COVID-19”) pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will continue to impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding the extent and duration of any impact that these measures and future measures in response to the pandemic may have on our business, including whether they will result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), and how they will further impact our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
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
As we deliver bottled water to residential and commercial customers across a 21-country footprint and provide multi-gallon bottled water, self-service refill drinking water and water dispensers to customers through major retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction. Changes in demand as a result of COVID-19 will vary in scope and timing across these markets. For example, to date, we have seen an increase in volumes in our residential Water Direct business and a decrease in volumes in our commercial Water Direct business as a result of the COVID-19 pandemic. Any continued economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our suppliers’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or suppliers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the year ended January 2, 2021, we received wage subsidies under these programs totaling $7.4 million. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $9.0 million were included in accounts payable and accrued liabilities and $7.5 million were included in other long-term liabilities on our Consolidated Balance Sheet as of January 2, 2021.
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

Additionally, on June 11, 2020, we announced that our Board of Directors approved a plan intended to optimize synergies from the Company’s transition to a pure-play water company following the acquisition of Legacy Primo (defined below) and to mitigate the negative financial and operational impacts of the COVID-19 pandemic, including implementing headcount reductions and furloughs in our North America and Rest of World reporting segments (“2020 Restructuring Plan”). When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. In connection with the 2020 Restructuring Plan, we expected to incur approximately $19.0 million in severance costs. We have revised this estimate to $10.5 million and all costs related to the 2020 Restructuring Plan have been recorded as of January 2, 2021. All costs incurred by the 2020 Restructuring Plan are included in SG&A expenses for the year ended January 2, 2021. See Note 1 to the Consolidated Financial Statements for additional information on restructuring charges incurred during the year ended January 2, 2021.
During the year ended January 2, 2021 we also incurred $10.3 million in other COVID-19 related costs. Other COVID-19 related costs primarily include front-line incentives paid and costs incurred for supplies.
Divestiture, Acquisition and Financing Transactions
Divestitures
On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”), to Westrock Coffee Company, LLC, a Delaware limited liability company (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company (“S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to Westrock. We used the proceeds of the transaction to finance a portion of the Legacy Primo Acquisition (defined below).
On February 8, 2019, we sold all of the outstanding equity of Cott Beverages LLC to Refresco Group B.V., a Dutch company (“Refresco”). The aggregate deal consideration paid at closing was $50.0 million. We used the proceeds of this transaction to repay a portion of the outstanding borrowings under our previously existing asset-based lending credit facility (“ABL facility”).
In July 2017, we entered into a Share Repurchase Agreement with Refresco, pursuant to which we sold to Refresco, in January 2018, our carbonated soft drinks and juice businesses and our RCI finished goods export business (collectively, the “Traditional Business” and such transaction, the “Traditional Business Divestiture”). The Traditional Business Divestiture was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments resolved in December 2018 by the payment of $7.9 million from us to Refresco. The Traditional Business Divestiture did not include our North America or Rest of World reporting segments, or our Cott Beverages LLC business.
As a result of the S&D Divestiture and the Traditional Business Divestiture, the operating results associated with the S&D business and the Traditional Business have been presented as discontinued operations for all years presented. The following discussion and analysis of financial condition and results of operations are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 2 to the Consolidated Financial Statements.
Acquisitions
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

In October 2018, we acquired Mountain Valley, a growing American brand of spring and sparkling bottled water delivered to homes and offices throughout the United States (the “Mountain Valley Acquisition”). The initial purchase price paid by us in the Mountain Valley Acquisition was $80.4 million on a debt and cash free basis. The post-closing working capital adjustment was resolved in February 2019 by the payment of $0.4 million by the former owners of Mountain Valley to us. The Mountain Valley Acquisition was funded through a combination of incremental borrowings under our previously existing ABL facility and cash on hand.
In March 2018, we completed the acquisition of Crystal Rock Holdings, Inc., a direct-to-consumer residential and commercial water, coffee and filtration business serving customers throughout New York and New England (“Crystal Rock”). The transaction was structured as a merger following a cash tender offer for all outstanding shares of Crystal Rock, with Crystal Rock becoming our wholly-owned indirect subsidiary. The aggregate consideration paid was $37.7 million and includes the purchase price paid to the Crystal Rock shareholders of $20.7 million, $0.8 million in transaction expenses paid on behalf of the target entity and $16.2 million of assumed debt and accrued interest obligations of the acquired company that was paid by us.
Financing Activity
On October 22, 2020, we issued €450.0 million ($551.9 million at exchange rates in effect on January 2, 2021) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility (defined below), the €450.0 million of 5.500% senior notes due July 1, 2024 (“2024 Notes”) and the $750.0 million of 5.500% senior notes due April 1, 2025 (“2025 Notes”). The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021. The proceeds of the 2028 Notes, along with borrowings from the Revolving Credit Facility, were used to redeem in full the 2024 Notes and pay related premiums, fees and expenses.
We incurred approximately $8.5 million of financing fees for the issuance of the 2028 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2028 Notes. The redemption of the 2024 Notes included $14.7 million in premium payments, accrued interest of $9.0 million, and the write-off of $5.1 million in deferred financing fees.
On March 6, 2020, we entered into a credit agreement among the Company, as parent borrower, Primo Water Holdings Inc. and certain other subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Credit Agreement”).
The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Revolving Credit Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Revolving Credit Facility has a five year maturity date and includes letter of credit and swing line loan sub facilities. Borrowings under the Revolving Credit Facility were used to refinance in full and terminate our previously existing ABL facility.
In January 2018, in connection with the closing of the Traditional Business Divestiture, we used a portion of the proceeds to retire $525.0 million aggregate principal amount of 5.375% senior notes due 2022 (the “2022 Notes”) and retire the remaining $250.0 million aggregate principal amount of 10.000% senior secured notes due 2021 (the “DSS Notes”). The redemption of our 2022 Notes included $21.2 million in premium payments and accrued interest of $2.2 million. The redemption of our DSS Notes included $12.5 million in premium payments and accrued interest of $10.3 million.
We also used a portion of the proceeds from the Traditional Business Divestiture to repay in full our $262.5 million outstanding balance on our previously existing ABL facility and repay $1.9 million in aggregate principal outstanding on our capital lease finance arrangement with General Electric Capital Corporation.

Summary Financial Results
Net loss from continuing operations in 2020 was $156.8 million or $1.01 per diluted common share, compared with net loss from continuing operations of $10.8 million or $0.08 per diluted common share in 2019.
The following items of significance affected our 2020 financial results:

•Net revenue increased $158.1 million, or 8.8%, in 2020 compared to the prior year due primarily to the addition of revenues from the Legacy Primo business, pricing initiatives, the favorable impact of foreign exchange rates and the impact of the 53rd week in 2020. The increase was partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19 and the non-recurrence of revenues contributed by our Cott Beverages LLC business, which was sold during the first quarter of 2019. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue increased $133.1 million, or 7.4%, from the prior year;
•Gross profit increased $52.7, or 5.0%, in 2020 compared to the prior year due primarily to the addition of the Legacy Primo business, pricing initiatives, the favorable impact of foreign exchange rates and the impact of the 53rd week in 2020. The increase was partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit increased $37.2 million, or 3.5%, from the prior year. Gross profit as a percentage of net revenue decreased to 57.0% in 2020 compared to 59.1% in the prior year;
•SG&A expenses increased to $1,006.6 million in 2020 compared to $962.2 million in the prior year due primarily to the addition of the Legacy Primo business, partially offset by lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19, as well as the non-recurrence of SG&A expenses incurred by our Cott Beverages LLC business that was sold during the first quarter of 2019. SG&A expenses as a percentage of net revenue decreased to 51.5% in 2020 compared to 53.6% in the prior year;
•Loss on disposal of property, plant and equipment, net was primarily related to the disposal of $10.6 million of equipment that was either replaced or no longer being used in our reporting segments;
•Acquisition and integration expenses increased to $33.7 million in 2020 compared to $16.4 million in the prior year due primarily to the acquisition and integration of the Legacy Primo business. Acquisition and integration expenses as a percentage of net revenue increased to 1.7% in 2020 compared to 0.9% in the prior year;
•Goodwill and intangible asset impairment charges increased to $115.2 million from nil in the prior year due primarily to general deterioration in economic and market conditions in which we operate arising from COVID-19.
•Other expense, net was $18.7 million in 2020 compared to $3.7 million in the prior year due primarily to the loss recognized on the redemption of our 2024 Notes and an increase of net losses on foreign currency transactions, partially offset by income recognized from a favorable legal settlement, as well as the loss recognized on the sale of our Cott Beverages LLC business in the prior year;
•Income tax expense was $4.3 million on pre-tax loss from continuing operations of $152.5 million in 2020 compared to income tax expense of $4.5 million on pre-tax loss from continuing operations of $6.3 million in the prior year due primarily to increased losses driven by the impact of the COVID-19 pandemic in 2020 for which minimal tax benefit is recognized, including the impairment charges related to goodwill and intangible assets during the second quarter of 2020;
•Adjusted EBITDA increased to $361.5 million in 2020 compared to $287.1 million in the prior year due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $193.6 million in 2020 compared to $205.2 million in the prior year. The $11.6 million decrease was due primarily to the change in working capital balances, partially offset by the increase in net income from continuing operations, excluding non-cash charges, relative to the prior year.
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
Impairment Testing of Goodwill
Primo operates through two operating segments: North America and Rest of World. These two operating segments are also reportable segments. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our North America operating segment was determined to have three components: DSS, Aquaterra, and Mountain Valley. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). Our Rest of World operating segment was determined to have four components: Eden, Aimia, Decantae, and Farrers, none of which have similar economic characteristics. For the purpose of testing goodwill for impairment in 2020, we have determined our reporting units are DSSAqua, Mountain Valley, Eden, Aimia, Decantae, and Farrers.
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
We determined the fair value of the reporting units being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of the reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company, in addition to how a third-party market participant would value the reporting unit. Critical assumptions used in our valuation of the Eden reporting unit included the anticipated future cash flows, a weighted-average terminal revenue growth rate of 1.5% and a discount rate of 9.5%. Critical assumptions used in our valuation of the Aimia, Decantae, and Farrers reporting units included a weighted-average terminal revenue growth rate of 2.0% and a discount rate of 11.5%. The anticipated future cash flows assumption reflects projected revenue growth rates, SG&A expenses and capital expenditures. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair value of the Aimia reporting unit exceeded its carrying value by approximately 23.5%. Therefore, no goodwill impairment charge was recorded for the Aimia reporting unit. Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined that goodwill was impaired for the Eden, Decantae, and Farrers reporting units and recognized impairment charges of $103.3 million, $0.3 million and $0.5 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.

We had goodwill of $1,284.3 million on the Consolidated Balance Sheet at January 2, 2021, which represents amounts for the DSSAqua, Mountain Valley, Eden, Aimia, and Decantae reporting units.
For purposes of the 2020 annual test, we elected to perform a qualitative assessment for our DSSAqua, Mountain Valley, Eden, Aimia, and Decantae reporting units to assess whether it was more likely than not the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the DSSAqua, Mountain Valley, Eden, Aimia, and Decantae reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment. Goodwill allocated to the DSSAqua, Mountain Valley, Eden, Aimia, and Decantae reporting units as of January 2, 2021 are $966.1 million, $16.0 million, $246.3 million, $54.6 million, and $1.3 million, respectively.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2020, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
Impairment Testing of Intangible Assets With an Indefinite Life
Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of businesses, and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets. Our trademarks with indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible assets to its fair value and when the carrying amount is greater than the fair value, we recognize an impairment loss. Our intangible assets with indefinite lives relate to trademarks acquired in the Legacy Primo Acquisition (the “Legacy Primo Trademarks”), trademarks acquired in the acquisition of DSS (the “DSS Trademarks”), trademarks acquired in the acquisition of Eden (the “Eden Trademarks”), trademarks acquired in the acquisition of Aquaterra (the “Aquaterra Trademarks”), trademarks acquired in the acquisition of Mountain Valley (the “Mountain Valley Trademarks”) and trademarks acquired in the acquisition of Crystal Rock (the “Crystal Rock Trademarks”).
As a result of the triggering event described above arising from the impact of the COVID-19 pandemic, we also performed recoverability tests on our intangible assets, primarily trademarks, within each of our reporting segments as of June 27, 2020. We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of our trademarks with indefinite lives were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. Based on this qualitative assessment, we determined that impairment was more likely than not with the Eden Trademarks and the Aquaterra Trademarks. As a result, we performed an interim quantitative impairment test as of June 27, 2020 on these intangible assets.
To determine the fair value of the trademarks with indefinite lives associated with our Eden and Aquaterra businesses, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, we determined the Eden Trademarks and the Aquaterra Trademarks were impaired and recognized impairment charges of $9.9 million and $1.2 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.
As of January 2, 2021, the trademarks with indefinite lives have an aggregate net book value of $455.5 million.
During the fourth quarter of 2020, management concluded that it was more likely than not that the fair value of the Legacy Primo Trademarks, DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were greater than their respective carrying value, indicating no impairment.

We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the DSS Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. We concluded that it was more likely than not that the fair value of the DSS Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were more than its carrying value and therefore we were not required to perform any additional testing. The Legacy Primo Trademarks were acquired in 2020 and since we noted no changes to the business environment, operations or use of the trademarks, we did not perform an impairment test with respect to these trademarks.
Other Intangible Assets
As of January 2, 2021, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $532.1 million, consisting principally of $485.2 million of customer relationships that arose from acquisitions, $24.3 million of software, and $12.8 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as the loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. In 2020, we recorded $245.2 million in customer relationships acquired with the Legacy Primo Acquisition. We did not record impairment charges for intangible assets subject to amortization in 2020, 2019 or 2018.
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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future Canadian and foreign pre-tax income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.
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
Non-GAAP Measures
In this Annual Report on Form 10-K, we supplement our reporting of financial measures determined in accordance with GAAP by utilizing certain non-GAAP financial measures that exclude certain items to make period-over-period comparisons for our underlying operations before material charges. We exclude these items to better understand trends in the business. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations. We also exclude the impact of the 53rd week of operations for the fiscal year ended January 2, 2021.
We also utilize (loss) earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net (loss) income from continuing operations before interest expense, net, expense (benefit) for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, COVID-19 costs, goodwill and intangible asset impairment charges, foreign exchange and other losses (gains), net, loss on disposal of property, plant and equipment, net, loss (gain) on extinguishment of long-term debt, (gain) loss on sale of business, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material changes.
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

The following table summarizes our Consolidated Statements of Operations as a percentage of net revenue for 2020, 2019 and 2018:

	2020		2019		2018
(in millions of U.S. dollars)		Percentage of Revenue		Percentage of Revenue		Percentage of Revenue
Revenue, net	$1,953.5	100.0%	$1,795.4	100.0%	$1,791.0	100.0%
Cost of sales	839.6	43.0%	734.2	40.9%	767.4	42.8%
Gross profit	1,113.9	57.0%	1,061.2	59.1%	1,023.6	57.2%
Selling, general and administrative expenses	1,006.6	51.5%	962.2	53.6%	955.0	53.3%
Loss on disposal of property, plant and equipment, net	10.6	0.5%	7.6	0.4%	8.7	0.5%
Acquisition and integration expenses	33.7	1.7%	16.4	0.9%	17.2	1.0%
Goodwill and intangible asset impairment charges	115.2	5.9%	—	—%	—	—%
Operating (loss) income	(52.2)	(2.7)%	75.0	4.2%	42.7	2.4%
Other expense (income), net	18.7	1.0%	3.7	0.2%	(42.0)	(2.3)%
Interest expense, net	81.6	4.2%	77.6	4.3%	77.6	4.3%
(Loss) income from continuing operations before income taxes	(152.5)	(7.8)%	(6.3)	(0.4)%	7.1	0.4%
Income tax expense (benefit)	4.3	0.2%	4.5	0.3%	(8.3)	(0.5)%
Net (loss) income from continuing operations	(156.8)	(8.0)%	(10.8)	(0.6)%	15.4	0.9%
Net income from discontinued operations, net of income taxes (Note 2)	25.1	1.3%	13.7	0.8%	368.1	20.6%
Net (loss) income	(131.7)	(6.7)%	2.9	0.2%	383.5	21.4%
Less: Net income attributable to non-controlling interests - discontinued operations	$—	—%	$—	—%	$0.6	—%
Net (loss) income attributable to Primo Water Corporation	$(131.7)	(6.7)%	$2.9	0.2%	$382.9	21.4%
Depreciation & amortization	$202.1	10.3%	$168.6	9.4%	$171.7	9.6%

During the second quarter of 2020, we implemented a restructuring program intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and, as a result, reorganized into two reporting segments: North America (which includes our DSS, Aquaterra, Mountain Valley and Legacy Primo businesses) and Rest of World (which includes our Eden, Aimia, Decantae and Farrers businesses). Our corporate oversight function and other miscellaneous expenses are aggregated and included in the All Other category. Segment reporting results have been recast to reflect these changes for all periods presented.
The following table summarizes our net revenue, gross profit, SG&A expenses and operating (loss) income by reporting segment for 2020, 2019 and 2018:

(in millions of U.S. dollars)	2020	2019	2018
Revenue, net
North America	$1,493.2	$1,269.8	$1,188.4
Rest of World	460.3	518.4	521.9
All Other	—	7.2	80.7
Total	$1,953.5	$1,795.4	$1,791.0
Gross profit
North America	$862.9	$770.5	$718.6
Rest of World	251.0	290.4	293.0
All Other	—	0.3	12.0
Total	$1,113.9	$1,061.2	$1,023.6
Selling, general and administrative expenses
North America	$710.0	$668.2	$636.5
Rest of World	244.8	252.0	259.7
All Other	51.8	42.0	58.8
Total	$1,006.6	$962.2	$955.0
Operating (loss) income
North America	$132.1	$92.7	$69.2
Rest of World	(111.4)	29.1	26.8
All Other	(72.9)	(46.8)	(53.3)
Total	$(52.2)	$75.0	$42.7

The following tables summarize revenue by channel for 2020, 2019 and 2018:

	For the Year Ended January 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$965.8	$211.6	$—	$1,177.4
Water Refill/Water Filtration	175.1	29.3	—	204.4
Other Water	160.7	63.5	—	224.2
Water Dispensers	75.9	—	—	75.9
Other	115.7	155.9	—	271.6
Total	$1,493.2	$460.3	$—	$1,953.5

	For the Year Ended December 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$905.1	$252.7	$—	$1,157.8
Water Refill/Water Filtration	35.6	26.8	—	62.4
Other Water	157.8	59.4	—	217.2
Other	171.3	179.5	7.2	358.0
Total	$1,269.8	$518.4	$7.2	$1,795.4

	For the Year Ended December 29, 2018
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$841.0	$261.5	$—	$1,102.5
Water Refill/Water Filtration	35.7	26.0	—	61.7
Other Water	159.5	55.5	—	215.0
Other	152.2	178.9	80.7	411.8
Total	$1,188.4	$521.9	$80.7	$1,791.0

Results of Operations
The following table summarizes the change in revenue by reporting segment for 2020:

	For the Year Ended January 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Change in revenue	$223.4	$(58.1)	$(7.2)	$158.1
Impact of foreign exchange [1]	0.5	(6.1)	—	(5.6)
Change excluding foreign exchange	$223.9	$(64.2)	$(7.2)	$152.5
Percentage change in revenue	17.6%	(11.2)%	(100.0)%	8.8%
Percentage change in revenue excluding foreign exchange	17.6%	(12.4)%	(100.0)%	8.5%
Impact of 53rd week in 2020	(18.9)	(0.5)	—	(19.4)
Change excluding foreign exchange and impact of 53rd week in 2020	$205.0	$(64.7)	$(7.2)	$133.1
Percentage change in revenue excluding foreign exchange and impact of 53rd week in 2020	16.1%	(12.5)%	(100.0)%	7.4%
______________________
1     Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2019:

	For the Year Ended December 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Change in revenue	$81.4	$(3.5)	$(73.5)	$4.4
Impact of foreign exchange [1]	1.5	20.6	—	22.1
Change excluding foreign exchange	$82.9	$17.1	$(73.5)	$26.5
Percentage change in revenue	6.8%	(0.7)%	(91.1)%	0.2%
Percentage change in revenue excluding foreign exchange	7.0%	3.3%	(91.1)%	1.5%
______________________
1     Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for 2020:

	For the Year Ended January 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Change in gross profit	$92.4	$(39.4)	$(0.3)	$52.7
Impact of foreign exchange [1]	0.3	(3.6)	—	(3.3)
Change excluding foreign exchange	$92.7	$(43.0)	$(0.3)	$49.4
Percentage change in gross profit	12.0%	(13.6)%	(100.0)%	5.0%
Percentage change in gross profit excluding foreign exchange	12.0%	(14.8)%	(100.0)%	4.7%
Impact of 53rd week in 2020	(12.2)	—	—	(12.2)
Change excluding foreign exchange and impact of 53rd week in 2020	$80.5	$(43.0)	$(0.3)	$37.2
Percentage change in gross profit excluding foreign exchange and impact of 53rd week in 2020	10.4%	(14.8)%	(100.0)%	3.5%
______________________
1     Impact of foreign exchange is the difference between the current year's gross profit translated utilizing the current year's average foreign exchange rates less the current year's gross profit translated utilizing the prior year's average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for 2019:

	For the Year Ended December 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Change in gross profit	$51.9	$(2.6)	$(11.7)	$37.6
Impact of foreign exchange [1]	0.8	11.7	—	12.5
Change excluding foreign exchange	$52.7	$9.1	$(11.7)	$50.1
Percentage change in gross profit	7.2%	(0.9)%	(97.5)%	3.7%
Percentage change in gross profit excluding foreign exchange	7.3%	3.1%	(97.5)%	4.9%
______________________
1     Impact of foreign exchange is the difference between the current year's gross profit translated utilizing the current year's average foreign exchange rates less the current year's gross profit translated utilizing the prior year's average foreign exchange rates.

Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are disclosed in the All Other category.

The following table summarizes our EBITDA and Adjusted EBITDA for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
Net (loss) income from continuing operations	$(156.8)	$(10.8)	$15.4
Interest expense, net	81.6	77.6	77.6
Income tax expense (benefit)	4.3	4.5	(8.3)
Depreciation and amortization	202.1	168.6	171.7
EBITDA [1]	$131.2	$239.9	$256.4
Acquisition and integration costs [2]	33.7	16.4	17.2
Share-based compensation costs	22.1	9.9	18.3
COVID-19 costs	20.8	—	—
Goodwill and intangible asset impairment charges	115.2	—	—
Foreign exchange and other losses (gains), net	1.5	0.9	(10.8)
Loss on disposal of property, plant and equipment, net	10.6	7.6	8.7
Loss (gain) on extinguishment of long-term debt	19.7	—	(7.1)
(Gain) loss on sale of business	(0.6)	6.0	(6.0)
Other adjustments, net	7.3	6.4	(9.9)
Adjusted EBITDA [1]	$361.5	$287.1	$266.8
______________________
1    Includes $3.9 million of benefit associated with the 53rd week for the year ended January 2, 2021.
2     Includes an increase of $1.8 million and $0.8 million of share-based compensation costs for the years ended December 28, 2019 and December 29, 2018, respectively, related to awards granted in connection with the acquisition of our Eden business.

Year Ended January 2, 2021 Compared to Year Ended December 28, 2019
Revenue, Net
Net revenue increased $158.1 million, or 8.8%, in 2020 from 2019. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue increased $133.1 million, or 7.4%, in 2020 from 2019.
North America net revenue increased $223.4 million, or 17.6%, in 2020 from 2019. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue increased $205.0 million, or 16.1%, in 2020 from 2019, due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes due to the impact of COVID-19.
Rest of World net revenue decreased $58.1 million, or 11.2%, in 2020 from 2019. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue decreased $64.7 million, or 12.5%, in 2020 from 2019, due primarily to a decline in water consumption and volumes due to the impact of COVID-19.
All Other net revenue decreased $7.2 million, or 100.0%, in 2020 from 2019, due primarily to the non-recurrence of revenue contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Gross Profit
Gross profit increased $52.7 million, or 5.0%, in 2020 from 2019. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit increased $37.2 million, or 3.5%, in 2020 from 2019. Gross profit as a percentage of net revenue was 57.0% in 2020 compared to 59.1% in 2019.
North America gross profit increased $92.4 million, or 12.0%, in 2020 from 2019. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit increased $80.5 million, or 10.4%, in 2020 from 2019, due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption and volumes as a result of the impact of COVID-19.

Rest of World gross profit decreased $39.4 million, or 13.6%, in 2020 from 2019. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit decreased $43.0 million, or 14.8%, in 2020 from 2019, due primarily to a decline in water consumption and volumes due to the effect of COVID-19.
All Other gross profit decreased to nil in 2020 compared to $0.3 million in 2019, due primarily to the non-recurrence of gross profit contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses increased to $1,006.6 million in 2020 compared to $962.2 million in 2019. SG&A expenses as a percentage of net revenue was 51.5% in 2020 compared to 53.6% in 2019.
North America SG&A expenses increased to $710.0 million in 2020 compared to $668.2 million in 2019, due primarily to the addition of the Legacy Primo business, partially offset by lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19.
Rest of World SG&A expenses decreased to $244.8 million in 2020 compared to $252.0 million in 2019, due primarily to lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19, as well as wage subsidies received, partially offset by an increase in severance costs.
All Other SG&A expenses increased to $51.8 million in 2020 compared to $42.0 million in 2019, due primarily to an increase in professional fees and share-based compensation costs, partially offset by the non-recurrence of SG&A expenses incurred by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $33.7 million in 2020 compared to $16.4 million in 2019. Acquisition and integration expenses as a percentage of net revenue was 1.7% in 2020 compared to 0.9% in 2019.
North America acquisition and integration expenses increased to $9.8 million in 2020 compared to $3.0 million in 2019, due primarily to the addition of the Legacy Primo business. The expenses in 2019 related primarily to the additions of our Mountain Valley and Crystal Rock businesses.
Rest of World acquisition and integration expenses decreased to $2.8 million in 2020 compared to $8.3 million in 2019, due primarily to a reduction in costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses increased to $21.1 million in 2020 compared to $5.1 million in 2019, due primarily to the addition of the Legacy Primo business.
Goodwill and Intangible Asset Impairment Charges
Goodwill and intangible asset impairment charges increased to $115.2 million in 2020 compared to nil in 2019. Goodwill and intangible asset impairment charges as a percentage of revenue was 5.9% in 2020 compared to nil in 2019.
North America goodwill and intangible asset impairment charges increased to $1.2 million in 2020 compared to nil in 2019 due to impairment charges recorded on certain of our Canadian trademarks.
Rest of World goodwill and intangible asset impairment charges increased to $114.0 million in 2020 compared to nil in 2019 due primarily to general deterioration in economic and market conditions in which we operate arising from COVID-19.
Operating (Loss) Income
Operating loss was $52.2 million in 2020 compared to operating income of $75.0 million in 2019.
North America operating income increased to $132.1 million in 2020 compared to $92.7 million in 2019, due to the items discussed above.
Rest of World operating loss was $111.4 million in 2020 compared to operating income of $29.1 million in 2019, due to the items discussed above.
All Other operating loss increased to $72.9 million in 2020 compared to $46.8 million in 2019, due to the items discussed above.
Other Expense, Net
Other expense, net was $18.7 million in 2020 compared to $3.7 million in 2019, due primarily to the loss recognized on the redemption of our 2024 Notes and an increase of net losses on foreign currency transactions, partially offset by income recognized from a favorable legal settlement, as well as the loss recognized on the sale of our Cott Beverages LLC business in the prior year.

Income Taxes
Income tax expense was $4.3 million in 2020 compared to $4.5 million in 2019. The effective tax rate was (2.8)% in 2020 compared to (71.4)% in 2019.
The effective tax rate for 2020 varied from the effective tax rate from 2019 due to increased losses primarily driven by the impact of the COVID-19 pandemic in the current year for which minimal tax benefit is recognized, including the impairment charges related to goodwill and intangible assets during the second quarter of 2020. The effective tax rate for 2020 differs from the Canadian statutory rate primarily due to: (a) significant permanent differences for which we have not recognized a tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than Canada; and (c) losses in tax jurisdictions with existing valuations allowances.
Year Ended December 28, 2019 Compared to Year Ended December 29, 2018
Revenue, Net
Net revenue increased $4.4 million, or 0.2%, in 2019 from 2018.
North America net revenue increased $81.4 million, or 6.8%, in 2019 from 2018, due primarily to the addition of revenues from the Mountain Valley and Crystal Rock businesses, pricing initiatives, and growth within our residential and commercial water delivery operation and retail.
Rest of World net revenue decreased $3.5 million, or 0.7% in 2019 from 2018, due primarily to the unfavorable impact of foreign exchange rates, partially offset by growth within our residential and commercial water delivery operations.
All Other net revenue decreased $73.5 million, or 91.1%, in 2019 from 2018, due primarily to less revenue being contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Gross Profit
Gross profit increased $37.6 million, or 3.7%, in 2019 from 2018. Gross profit as a percentage of net revenue was 59.1% in 2019 compared to 57.2% in 2018.
North America gross profit increased $51.9 million, or 7.2%, in 2019 from 2018, due primarily to the addition of the Mountain Valley and Crystal Rock businesses, pricing initiatives and growth within our residential and commercial water delivery operations.
Rest of World gross profit decreased $2.6 million, or 0.9%, in 2019 from 2018, due primarily to the unfavorable impact of foreign exchange rates, partially offset by growth within our residential and commercial water delivery operations.
All Other gross profit decreased $11.7 million, or 97.5%, in 2019 from 2018, due primarily to less gross profit contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses increased to $962.2 million in 2019 compared to $955.0 million in 2018. SG&A expenses as a percentage of net revenue was 53.6% in 2019 compared to 53.3% in 2018.
North America SG&A expenses increased to $668.2 million in 2019 compared to $636.5 million in 2018, due primarily to the addition of the Mountain Valley and Crystal Rock businesses, partially offset by a decrease in amortization expense.
Rest of World SG&A expenses decreased to $252.0 million in 2019 compared to $259.7 million in 2018, due primarily to the favorable impact of foreign exchange rates.
All Other SG&A expenses decreased to $42.0 million in 2019 compared to $58.8 million in 2018, due primarily to lower SG&A expenses contributed by our Cott Beverages LLC business, which was sold in the first quarter of 2019, and a decrease in professional fees.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $16.4 million in 2019 compared to $17.2 million in 2018. Acquisition and integration expenses as a percentage of net revenue was 0.9% in 2019 compared to 1.0% in 2018.
North America acquisition and integration expenses decreased to $3.0 million in 2019 compared to $5.2 million in 2018, due primarily to the reduction in costs with the integration of the Mountain Valley and Crystal Rock businesses.
Rest of World acquisition and integration expenses increased to $8.3 million in 2019 compared to $5.4 million in 2018, due primarily to an increase in costs associated with tuck-in acquisitions.

All Other acquisition and integration expenses decreased to $5.1 million in 2019 compared to $6.6 million in 2018, due primarily to the reduction in costs with the integration of the Mountain Valley and Crystal Rock businesses.
Operating Income
Operating income increased to $75.0 million in 2019 compared to $42.7 million in 2018.
North America operating income increased to $92.7 million in 2019 compared to $69.2 million in 2018, due to the items discussed above.
Rest of World operating income increased to $29.1 million in 2019 compared to $26.8 million in 2018, due to the items discussed above.
All Other operating loss decreased to $46.8 million in 2019 compared to $53.3 million in 2018, due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $3.7 million in 2019 compared to other income, net of $42.0 million in 2018, due primarily to the loss recognized on the sale of our Cott Beverages LLC business and an increase of net losses on foreign currency transactions in the current year versus gains recognized on the redemption of the DSS Notes and the sale of our 3G and 5G bottled water container manufacturing business, mark to market gains on warrant securities, and income recognized from favorable legal settlements in the prior year.
Income Taxes
Income tax expense was $4.5 million in 2019 compared to income tax benefit of $8.3 million in 2018. The effective tax rate was (71.4)% in 2019 compared to (116.9)% in 2018. The income tax expense in 2019 was due primarily to increased income incurred in taxable jurisdictions. The income tax benefit in 2018 was due primarily to a $5.6 million release of a Canadian valuation allowance and releases of various uncertain tax positions. The 2019 effective tax rate differs from the Canadian statutory rate primarily due to: (a) significant permanent differences for which we have recognized a tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than Canada; and (c) losses in tax jurisdictions with existing valuation allowances.

Liquidity and Capital Resources
The following table summarizes our cash flows for 2020, 2019 and 2018 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
Net cash provided by operating activities from continuing operations	$193.6	$205.2	$196.3
Net cash used in investing activities from continuing operations	(566.9)	(111.6)	(268.1)
Net cash used in financing activities from continuing operations	(91.0)	(65.4)	(296.6)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	(17.4)	41.6	(49.6)
Net cash provided by (used in) investing activities from discontinued operations	388.9	(36.2)	1,210.9
Net cash used in financing activities from discontinued operations	(0.1)	(0.6)	(769.7)
Effect of exchange rate changes on cash	2.5	1.7	(10.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(90.4)	34.7	12.9
Cash and cash equivalents and restricted cash, beginning of year	205.5	170.8	157.9
Cash and cash equivalents and restricted cash, end of year	115.1	205.5	170.8
Cash and cash equivalents and restricted cash of discontinued operations, end of year	—	48.6	32.1
Cash and cash equivalents and restricted cash from continuing operations, end of year	$115.1	$156.9	$138.7
Operating Activities
Cash provided by operating activities from continuing operations was $193.6 million in 2020 compared to $205.2 million in 2019 and $196.3 million in 2018. The $11.6 million decrease in 2020 compared to 2019 was due primarily to the change in working capital balances, partially offset by the increase in net income from continuing operations, excluding non-cash charges, relative to the prior year.
The $8.9 million increase in 2019 compared to 2018 was due primarily to the change in working capital balances relative to the prior year, partially offset by the decrease in net income from continuing operations.
Investing Activities
Cash used in investing activities from continuing operations was $566.9 million in 2020 compared to $111.6 million in 2019 and $268.1 million in 2018. The $455.3 million increase in 2020 compared to 2019 was due primarily to the cash used to acquire our Legacy Primo business, an increase in additions to property, plant and equipment relative to the prior year, and cash received from the sale of our Cott Beverages LLC business in the prior year.
The $156.5 million decrease in 2019 compared to 2018 was due primarily to the cash received from the sale of our Cott Beverages LLC business in the first quarter of 2019, as well as a decrease in cash used to finance acquisitions and a decrease in additions to property, plant and equipment relative to the prior year, partially offset by the cash received from the sale of our 3G and 5G bottled water container manufacturing business and a sale of equity securities in the prior year.
Financing Activities
Cash used in financing activities from continuing operations was $91.0 million in 2020 compared to $65.4 million in 2019 and $296.6 million in 2018. The $25.6 million increase in 2020 compared to 2019 was due primarily to the premium payments and financing fees incurred for the issuance of the 2028 Notes.

The $231.2 million decrease in 2019 compared to 2018 was due primarily to the redemption of the DSS Notes in the prior year and a decrease in common shares repurchased relative to the prior year, partially offset by a decrease in borrowings under our previously existing ABL facility net of payments relative to the prior year.
Financial Liquidity
As of January 2, 2021, we had $1,470.7 million of debt and $115.1 million of cash and cash equivalents compared to $1,358.4 million of debt and $156.9 million of cash and cash equivalents as of December 28, 2019. Our cash and cash equivalents balance as of December 28, 2019 includes $12.4 million of cash proceeds received from the Traditional Business Divestiture that were held in escrow by a third-party escrow agent to secure potential indemnification claims. Our cash and cash equivalents balance as of December 28, 2019 also includes $0.5 million of cash proceeds received from the sale of our Cott Beverages LLC business that were held in escrow by a third-party escrow agent to secure potential indemnification claims. In July 2020, a settlement agreement was reached with Refresco, the buyer of both businesses. In exchange for a settlement of pending and future claims, $4.0 million of the escrow funds were released to Refresco. The remaining $8.4 million and $0.5 million were released to us.
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
We believe that our level of resources, which includes cash on hand, available borrowings under our Revolving Credit Facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the Revolving Credit Facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our Revolving Credit Facility or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.
Our Revolving Credit Facility and debt capital markets transactions are described under “Debt” below.
In 2020, we declared a dividend of $0.06 per common share each quarter for an aggregate dividend payment of approximately $38.9 million.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of January 2, 2021.

Contractual Obligations
The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of January 2, 2021:

		Payments due by period
(in millions of U.S. dollars)	Total	2021	2022	2023	2024	2025	Thereafter
5.500% senior notes due in 2025	750.0	—	—	—	—	750.0	—
3.875% senior notes due in 2028	551.9	—	—	—	—	—	551.9
Revolving Credit Facility [1]	104.8	104.8	—	—	—	—	—
Interest expense [2]	374.2	65.7	62.2	62.2	62.1	62.2	59.8
Operating lease obligations	266.6	46.1	35.9	32.2	27.3	22.7	102.4
Finance leases [3]	82.4	16.5	15.5	14.5	12.7	11.6	11.6
Pension obligations	10.2	0.8	0.6	0.5	0.5	0.7	7.1
Purchase obligations [4]	30.4	20.6	9.8	—	—	—	—
Other liabilities	11.5	11.4	0.1	—	—	—	—
Total [5]	$2,182.0	$265.9	$124.1	$109.4	$102.6	$847.2	$732.8
______________________
1     The Revolving Credit Facility is considered a current liability. As of January 2, 2021, we had $104.8 million of outstanding borrowings under the Revolving Credit Facility.
2     Interest expense includes fixed interest on the 2025 Notes, the 2028 Notes, the Revolving Credit Facility and other long-term liabilities. Actual amounts will differ from estimates provided.
3     Includes estimated interest payments using a weighted average discount rate of 4.9% as of January 2, 2021.
4    Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
5     The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $15.6 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt
Our total debt as of January 2, 2021 and December 28, 2019 was as follows:

	January 2, 2021			December 28, 2019
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
5.500% senior notes due in 2024	$—	$—	$—	$499.3	$5.8	$493.5
5.500% senior notes due in 2025	750.0	7.0	743.0	750.0	8.2	741.8
3.875% senior notes due in 2028	551.9	8.3	543.6	—	—	—
Revolving Credit Facility	104.8	—	104.8	—	—	—
ABL facility	—	—	—	92.0	—	92.0
Short-term borrowings	2.9	—	2.9	0.4	—	0.4
Finance leases	71.5	—	71.5	29.4	—	29.4
Other debt financing	4.9	—	4.9	1.3	—	1.3
Total debt	$1,486.0	$15.3	$1,470.7	$1,372.4	$14.0	$1,358.4
Less: Short-term borrowings and current debt:
Revolving Credit Facility	104.8	—	104.8	—	—	—
ABL facility	—	—	—	92.0	—	92.0
Short-term borrowings	2.9	—	2.9	0.4	—	0.4
Finance leases - current maturities	13.2	—	13.2	5.8	—	5.8
Other debt financing	4.7	—	4.7	1.1	—	1.1
Total current debt	$125.6	$—	$125.6	$99.3	$—	$99.3
Total long-term debt	$1,360.4	$15.3	$1,345.1	$1,273.1	$14.0	$1,259.1
Revolving Credit Facility
The Company entered into the Credit Agreement on March 6, 2020. The Credit Agreement provides the Revolving Credit Facility, which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Revolving Credit Facility has a five year maturity date and includes letter of credit and swing line loan sub facilities. Borrowings under the Revolving Credit Facility were used to refinance in full and terminate our previously existing ABL facility, governed by the Second Amended and Restated Credit Agreement, dated January 30, 2019, by and among the Company, the other loan parties party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto (as amended, the “ABL Credit Agreement”). Certain letters of credit outstanding under the ABL Credit Agreement were rolled over under the Revolving Credit Facility on March 6, 2020.
We incurred approximately $3.4 million of financing fees in connection with the Revolving Credit Facility. The Revolving Credit Facility was considered to be a modification of the ABL facility under GAAP. These new financing fees along with $1.8 million of unamortized deferred costs of the ABL facility are being amortized using the straight-line method over the duration of the Revolving Credit Facility.
As of January 2, 2021, our outstanding borrowings under the Revolving Credit Facility were $104.8 million and outstanding letters of credit totaled $50.6 million resulting in total utilization under the Revolving Credit Facility of $155.4 million. As a result, our unused availability under the Revolving Credit Facility was $194.6 million as of January 2, 2021. The commitment fee was 0.25% per annum of the unused availability under the Revolving Credit Facility.
The weighted average effective interest rate at January 2, 2021 on the Revolving Credit Facility outstanding borrowings was 2.1%. The weighted average effective interest rate at December 28, 2019 on the ABL facility outstanding borrowings was 3.4%. The effective interest rates are based on our aggregate availability.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to either: (a) a eurocurrency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the eurocurrency rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin. Prior to delivery of financial statements and a compliance certificate for the full fiscal quarter following March 6, 2020, the applicable margin for eurocurrency rate loans was 150 basis points and the applicable margin for base rate loans was 50 basis points. Thereafter, the applicable margin for eurocurrency rate loans ranges from 137.5 to 200 basis points and the applicable margin for base rate loans ranges from 37.5 to 100 basis points, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 20 to 30 basis points per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.
3.875% Senior Notes due in 2028
On October 22, 2020, we issued €450.0 million ($551.9 million at exchange rates in effect on January 2, 2021) of 2028 Notes to qualified purchasers in a private placement offering under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility, the 2024 Notes and the 2025 Notes. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021. The proceeds of the 2028 Notes, along with borrowings from the Revolving Credit Facility, were used to redeem in full the 2024 Notes and pay related premiums, fees and expenses.
We incurred approximately $8.5 million of financing fees for the issuance of the 2028 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2028 Notes.
5.500% Senior Notes due in 2025
In March 2017, we issued $750.0 million of our 2025 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. (formerly Cott Holdings Inc.), and most of our U.S., Canadian, U.K. and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017. The proceeds of the 2025 Notes were used to redeem in full $625.0 million of our 6.750% senior notes due 2020, redeem $100.0 million aggregate principal amount of the DSS Notes, and to pay related fees and expenses.
We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2025 Notes.
5.500% Senior Notes due in 2024
In June 2016, we issued €450.0 million of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A and Regulation S under the Securities Act and other applicable laws. The 2024 Notes were issued by us, and most of our U.S., Canadian, U.K. and Dutch subsidiaries guaranteed the 2024 Notes.
We incurred approximately $11.3 million of financing fees for the issuance of the 2024 Notes and $11.0 million of bridge financing commitment fees and professional fees in connection with the acquisition of Eden. The financing fees were being amortized using the effective interest method over an eight-year period, which represented the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were expensed as incurred.
On October 22, 2020, we used the €450.0 million proceeds of the 2028 Notes ($533.5 million at exchange rates in effect on October 22, 2020), along with borrowings from the Revolving Credit Facility, to redeem in full the 2024 Notes. The redemption of the 2024 Notes included $14.7 million in premium payments, accrued interest of $9.0 million, and the write-off of $5.1 million in deferred financing fees.
Credit Ratings and Covenant Compliance
Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.

As of January 2, 2021, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B1	B
2025 Notes	B1	B
2028 Notes	B1	B
Outlook	Stable	Stable

Any downgrade of our credit ratings by either Moody’s or S&P could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of January 2, 2021, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of January 2, 2021.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of January 2, 2021.
Issuer Purchases of Equity Securities
Common Share Repurchase Programs
On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period (the “Repurchase Plan”), which expired on December 15, 2020. For the year ended January 2, 2021, we repurchased 2,316,835 common shares for $25.0 million through open market transactions under the Repurchase Plan.
Tax Withholding
During 2020, 540,182 shares (2019—263,484; 2018—417,224) of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 5 of this Annual Report on Form 10-K.
Capital Structure
Since December 28, 2019, equity has increased by $180.7 million. The increase was due primarily to the issuance of common shares of $386.5 million and share-based compensation costs of $19.8 million, partially offset by net loss of $131.7 million, common shares repurchased and subsequently canceled of $33.2 million, other comprehensive loss, net of tax of $18.2 million and common share dividend payments of $38.9 million.

Dividend payments
Common Share Dividend
Our Board of Directors declared a quarterly dividend of $0.06 per common share in each quarter during 2020 and 2019 for an aggregate dividend payment of approximately $38.9 million and $32.6 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.
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
Currency Exchange Rate Risk
We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 26.8% of 2020 revenue, net, and 32.6% of 2019 revenue, net, and are concentrated principally in the United Kingdom, Canada, and Europe. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Euro for the year ended January 2, 2021, would result in our revenue, net, in 2020 changing by $52.0 million and our gross profit in 2020 changing by $28.2 million. This change would be material to our cash flows and our results of operations.
Debt Obligations and Interest Rates
We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our Revolving Credit Facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our Revolving Credit Facility is vulnerable to fluctuations in euro currency rates, Bank of America's prime rate, and the federal funds rate. Because we had $104.8 million of Revolving Credit Facility borrowings outstanding as of January 2, 2021, a 100 basis point increase in the current per annum interest rate for our Revolving Credit Facility (excluding the $50.6 million of outstanding letters of credit) would result in additional interest expense of approximately $1.0 million. The weighted average interest rate of our outstanding Revolving Credit Facility at January 2, 2021 was 2.1%.
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

The information below summarizes our market risks associated with debt obligations as of January 2, 2021. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of January 2, 2021.

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding debt balance	Weighted average interest rate
Debt maturing in:
2021	$125.6	2.4%
2022	12.8	4.9%
2023	12.4	4.9%
2024	11.0	4.9%
2025	760.7	5.5%
Thereafter	563.5	3.9%
Total	$1,486.0
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of resin for PET, HDPE and polycarbonate bottles, and fuel. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities, as well as derivative financial instruments. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $7.2 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 2, 2021 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2021, and concluded that it was effective as of January 2, 2021.
The effectiveness of our internal control over financial reporting as of January 2, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

We acquired Legacy Primo on March 2, 2020 in a purchase business combination. As discussed in SEC staff interpretive guidance for newly acquired businesses, management has excluded certain elements of the internal control over financial reporting of Legacy Primo from its assessment of internal control over financial reporting as of January 2, 2021. Subsequent to the acquisition, certain elements of Legacy Primo’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting and related processes. The Legacy Primo controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of January 2, 2021. The excluded elements represent controls over approximately 2% of consolidated assets, less than 1% of consolidated liabilities, 15% of the consolidated revenues and 10% of the consolidated operating expenses of the related consolidated financial statement amounts as of and for the year ended January 2, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended January 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy statement for the 2021 Annual and Special Meeting of Shareowners, which is expected to be filed within 120 days after January 2, 2021 (the “2021 Proxy Statement”). The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.
The Audit Committee of our Board of Directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.primowatercorp.com. The members of the Audit Committee are Graham Savage (Chairman), Gregory Monahan and Mario Pilozzi. As required by the NYSE rules, the Board of Directors has determined that each member of the Audit Committee is independent and financially literate and that Mr. Savage qualifies as an “audit committee financial expert” within the meaning of the rules of the U.S. Securities and Exchange Commission.
All of our directors, officers and employees must comply with our Code of Business Conduct and Ethics. In addition, our Chief Executive Officer, Chief Financial Officer and principal accounting officer and certain other employees have a further obligation to comply with our Code of Ethics for Senior Officers. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Officers are posted on our website, www.primowatercorp.com, and we intend to comply with obligations to disclose any amendment to, or waiver of, provisions of these codes by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers,” “The Human Resources and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” sections of our 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2021 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Public Accounting Firm” section of our 2021 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The documents filed as part of this report are as follows:
1. Financial Statements
The consolidated financial statements and accompanying report of a registered independent public accounting firm are listed in the Index to Consolidated Financial Statements and are filed as part of this report.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the Years Ended January 2, 2021, December 28, 2019, and December 29, 2018, page F-58 of this Annual Report on Form 10-K.
3. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of July 24, 2017, by and among Cott Corporation, Refresco Group B.V., Refresco US Holdings Inc. and certain other parties thereto	8-K	2.1	7/26/2017	001-31410
2.2 (1)	Agreement and Plan of Merger, dated as of January 13, 2020, by and among Cott Corporation, Cott Holdings Inc., Fore Merger LLC, Fore Acquisition Corporation and Primo Water Corporation	8-K	2.1	1/13/2020	001-31410
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 28, 2020, by and among Cott Corporation, Cott Holdings Inc., Fore Merger LLC, Fore Acquisition Corporation and Primo Water Corporation (incorporated by reference to the copy included as Annex A-2 to Part I of Cott’s Registration Statement on Form S-4, filed on January 28, 2020)	S-4	2.2	1/28/2020	333-236122
2.4 (1)	Stock Purchase Agreement, dated as of January 30, 2020, by and among Cott Corporation, Cott Holdings Inc., S. & D. Coffee, Inc. and Westrock Coffee Company, LLC	8-K	2.1	2/3/2020	001-31410
3.1	Articles of Amalgamation of Primo Water Corporation, as amended	8-K	3.1	3/5/2020	001-31410
3.2	By-laws of Primo Water Corporation, as amended	8-A	3.2	5/4/2018	001-31410
4.1	Indenture, dated as of June 30, 2016, by and among Cott Finance Corporation, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent, governing the 5.50% Senior Notes due 2024	8-K	4.1	6/30/2016	001-31410
4.2	Form of 5.50% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.1)	8-K	4.1	6/30/2016	001-31410

4.3	Sixth Supplemental Indenture, dated as of April 16, 2018, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation and certain of its subsidiaries, including Crystal Rock Holdings, Inc. and Crystal Rock LLC, and BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent	10-Q	4.1	5/10/2018	001-31410
4.4	Seventh Supplemental Indenture, dated as of June 29, 2018, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation and John Farrer & Company (Kendal) Limited, and BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent	10-Q	4.1	8/7/2018	001-31410
4.5	Eighth Supplemental Indenture, dated as of November 16, 2018, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation and John Farrer & Company (Kendal) Limited, and BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent	10-K	4.9	2/27/2019	001-31410
4.6	Ninth Supplemental Indenture, dated as of January 15, 2019, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation, Amazon Springs Water Co. Ltd., Mountain Valley Holdings LLC, Mountain Valley Spring Company, LLC and Mountain Valley Logistics, LLC, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee	10-K	4.10	2/27/2019	001-31410
4.7	Tenth Supplemental Indenture, dated as of April 1, 2019, governing the 5.50% Senior Notes due 2024, by and among Cott Corporation, Wallingford Holding, Inc. and Wallingford Coffee Mills Inc., and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee	10-Q	4.1	5/9/2019	001-31410
4.8	Indenture, dated as of March 22, 2017, by and among Cott Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent, governing the 5.500% Senior Notes due 2025	8-K	4.1	3/22/2017	001-31410
4.9	Form of 5.500% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1)	8-K	4.1	3/22/2017	001-31410
4.10	Third Supplemental Indenture, dated as of April 16, 2018, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc. and certain of its subsidiaries, including Crystal Rock Holdings, Inc. and Crystal Rock LLC, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent	10-Q	4.2	5/10/2018	001-31410

4.11	Fourth Supplemental Indenture, dated as of June 29, 2018, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc. and John Farrer & Company (Kendal) Limited, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent	10-Q	4.2	8/7/2018	001-31410
4.12	Fifth Supplemental Indenture, dated as of November 16, 2018, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc., Amazon Springs Water Co. Ltd., Mountain Valley Holdings LLC, Mountain Valley Spring Company, LLC and Mountain Valley Logistics, LLC, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee	10-K	4.15	2/27/2019	001-31410
4.13	Sixth Supplemental Indenture, dated as of January 15, 2019, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings Inc. and Cott Cayman, and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee	10-K	4.16	2/27/2019	001-31410
4.14	Seventh Supplemental Indenture, dated as of April 1, 2019, governing the 5.50% Senior Notes due 2025, by and among Cott Holdings, Inc., Wallingford Holding, Inc. and Wallingford Coffee Mills Inc., and BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee	10-Q	4.2	5/9/2019	001-31410
4.15	Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee, The Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and The Bank of New York Mellon, London Branch, as London Paying Agent, governing the 3.875% Senior Notes due 2028	8-K	4.1	10/22/2020	001-31410
4.16	Form of 3.875% Senior Note due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	4.1	10/22/2020	001-31410
4.17	Shareholder Rights Plan Agreement, dated as of May 1, 2018, between Cott Corporation and Computershare Investor Services Inc., as Rights Agent	8-K	4.1	5/4/2018	001-31410
4.18	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*
10.1	Second Amendment and Restatement Agreement, dated as of January 30, 2018, to the Credit Agreement dated as of August 17, 2010, as amended, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC, DS Services of America, Inc. and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK security trustee, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto	8-K	10.1	2/2/2018	001-31410

10.2	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of February 7, 2020, and among Cott Corporation, Cott Holdings Inc., DS Services of America, Inc., S. & D. Coffee, Inc., Aimia Foods Limited, Aquaterra Corporation and the other Loan Parties party thereto, the Lenders party thereto, as 2020 consenting lenders, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto	8-K	10.1	2/11/2020	001-31410
10.3 (2)	Credit Agreement, dated as of March 6, 2020, by and among Primo Water Corporation, as parent borrower, Cott Holdings Inc. and Eden Springs Nederland B.V., as subsidiary borrowers, certain other subsidiaries of the Company designated as subsidiary borrowers from time to time, Bank of America, N.A., as administrative agent, collateral agent, lead arranger and bookrunner, and the lenders party thereto	8-K	10.1	3/10/2020	001-31410
10.4	Form of Tender and Support Agreement, dated as of January 13, 2020, by and among Cott Corporation, Fore Acquisition Corporation and certain stockholders of Primo Water Corporation	8-K	10.1	1/13/2020	001-31410
10.5	Form of Side Letter, dated as of January 13, 2020, by and among Cott Corporation, Fore Acquisition Corporation and certain stockholders of Primo Water Corporation	8-K	10.2	1/13/2020	001-31410
10.6 (3)	Commitment Letter, dated as of January 13, 2020, by and among Cott Corporation and Deutsche Bank AG, New York Branch	8-K	10.3	1/13/2020	001-31410
10.7 (4)	Offer Letter Agreement with Jerry Fowden dated August 1, 2018	8-K	10.1	8/3/2018	001-31410
10.8 (4)	Extension of Offer Letter Agreement with Jerry Fowden dated December 10, 2019	8-K	10.1	12/11/2019	001-31410
10.9 (4)	Offer Letter Agreement with Thomas Harrington dated August 1, 2018	8-K	10.2	8/3/2018	001-31410
10.10 (4)	Employment Offer Letter to Jay Wells dated December 22, 2020					*
10.11 (4)	Employment Offer Letter to Marni Morgan Poe dated December 22, 2020					*
10.12 (4)	Employment Offer Letter to Jason Ausher dated December 22, 2020					*
10.13 (4)	Amended and Restated Contract of Employment between Eden Springs UK Limited and Steven Kitching dated June 26, 2020	10-Q	10.3	8/6/2020	001-31410
10.14 (4)	Employment Offer Letter to William Jamieson dated January 15, 2019	10-Q	10.1	5/9/2019	001-31410
10.15 (4)	Employment Offer Letter to Ghire Shivprasad dated June 15, 2020, as amended on December 22, 2020					*

10.16 (4)	Employment Offer Letter to David Muscato dated June 15, 2020, as amended on December 22, 2020					*
10.17 (4)	Employment Offer Letter to Mercedes Romero dated July 27, 2020, as amended on December 22, 2020					*
10.18 (4)	Amended and Restated Primo Water Corporation Severance and Non-Competition Plan, dated as of December 9, 2020					*
10.19 (2)	Amended and Restated Primo Water Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/28/2013	001-31410
10.20 (2)	Amendment No. 1 to the Amended and Restated Primo Water Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/26/2015	001-31410
10.21 (2)	Amendment No. 2 to the Amended and Restated Primo Water Corporation Equity Incentive Plan	10-Q	10.3	8/9/2016	001-31410
10.22 (2)	Amendment No. 3 to the Amended and Restated Primo Water Corporation Equity Incentive Plan, dated March 13, 2020	10-Q	10.6	5/7/2020	001-31410
10.23 (2)	Amendment No. 4 to the Amended and Restated Primo Water Corporation Equity Incentive Plan, dated August 4, 2020	10-Q	10.2	11/5/2020	001-31410
10.24 (2)	Primo Water Corporation 2018 Equity Incentive Plan	DEF 14A	Appendix B	3/21/2018	001-31410
10.25 (2)	Amendment No. 1 to the Primo Water Corporation 2018 Equity Incentive Plan, dated March 13, 2020	10-Q	10.7	5/7/2020	001-31410
10.26 (2)	Amendment No. 2 to the Primo Water Corporation 2018 Equity Incentive Plan, dated August 4, 2020	10-Q	10.3	11/5/2020	001-31410
10.27 (2)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Amended and Restated Primo Water Corporation Equity Incentive Plan	10-K	10.22	2/29/2016	001-31410
10.28 (2)
Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Primo Water Corporation Equity Incentive Plan and the Primo Water Corporation 2018 Equity Incentive Plan
						*
10.29 (2)	Form of Nonqualified Stock Option Agreement under the Amended and Restated Primo Water Corporation Equity Incentive Plan	10-K	10.24	2/29/2016	001-31410
21.1	List of Subsidiaries of Primo Water Corporation					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 2, 2021.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 2, 2021.					*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 2, 2021.	*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 2, 2021.	*
101	The following financial statements from Primo Water Corporation’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.	*
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	*
______________________
1     Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
2     Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
3    Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.
4    Indicates a management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Primo Water Corporation

/S/ THOMAS J HARRINGTON
Thomas J. Harrington
Chief Executive Officer
Date: March 3, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ THOMAS J HARRINGTON	/S/ BETTY JANE HESS
Thomas J. Harrington Chief Executive Officer, Director (Principal Executive Officer) Date: March 3, 2021	Betty Jane Hess Director Date: March 3, 2021
/S/ JAY WELLS	/S/GREGORY MONAHAN
Jay Wells Chief Financial Officer (Principal Financial Officer) Date: March 3, 2021	Gregory Monahan Director Date: March 3, 2021
/S/ JASON AUSHER	/S/ MARIO PILOZZI
Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: March 3, 2021	Mario Pilozzi Director Date: March 3, 2021
/S/ JERRY FOWDEN	/S/ BRITTA BOMHARD
Jerry Fowden Executive Chairman, Director Date: March 3, 2021	Britta Bomhard Director Date: March 3, 2021
/S/ STEVEN P. STANBROOK	/S/ GRAHAM SAVAGE
Steven P. Stanbrook Director Date: March 3, 2021	Graham Savage Director Date: March 3, 2021
/S/ STEPHEN H. HALPERIN	/S/ ERIC ROSENFELD
Stephen H. Halperin Director Date: March 3, 2021	Eric Rosenfeld Director Date: March 3, 2021
/S/ SUSAN E. CATES	/S/ BILLY D. PRIM
Susan E. Cates Director Date: March 3, 2021	Billy D. Prim Director Date: March 3, 2021

PRIMO WATER CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Primo Water Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Primo Water Corporation and its subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows, for each of the three years in the period ended January 2, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management's Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Primo Water Corporation ("Legacy Primo") from its assessment of the Company's internal control over financial reporting as of January 2, 2021 because it was acquired by the Company in a purchase business combination during 2020. Subsequent to the acquisition, certain elements of Legacy Primo's internal control over financial reporting and related processes were integrated into the Company's existing systems and internal control over financial reporting and related processes. The Legacy Primo controls that were not integrated have been excluded from management's assessment of the effectiveness of internal control over financial reporting as of January 2, 2021. We have also excluded these elements of the internal control over financial reporting of Legacy Primo from our audit of the Company's internal control over financial reporting. The excluded elements represent controls over approximately 2% of consolidated assets, less than 1% of consolidated liabilities, 15% of the consolidated revenues and 10% of the consolidated operating expenses as of and for the year ended January 2, 2021.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Interim Goodwill Impairment Assessment - Eden Reporting Unit
As described in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,284.3 million as of January 2, 2021, and the goodwill associated with the Eden reporting unit was $246.3 million. Management tests goodwill for impairment at least annually on the first day of the fourth quarter, or more frequently if management determines a triggering event has occurred during the year. During the second quarter of 2020, given the general deterioration in economic and market conditions arising from the COVID-19 pandemic, management identified a triggering event and performed an interim quantitative impairment test as of June 27, 2020. Management determined that goodwill was impaired for the Eden reporting unit and recognized an impairment charge of $103.3 million. The fair value of the Eden reporting unit was estimated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. Critical assumptions used in management’s valuation of the Eden reporting unit included the projected revenue growth rates, selling, general and administrative (SG&A) expenses, capital expenditures, weighted-average terminal revenue growth rate and discount rate.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Eden reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to projected revenue growth rates, SG&A expenses, capital expenditures, weighted-average terminal revenue growth rate and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Eden reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the income approach and the guideline public company approach; (iii) testing the completeness, accuracy, and relevance of underlying data used in the models; and (iv) evaluating the significant assumptions used by management related to the projected revenue growth rates, SG&A expenses, capital expenditures, weighted-average terminal revenue growth rate and discount rate. Evaluating management’s assumptions related to the projected revenue growth rates, SG&A expenses, capital expenditures and weighted-average terminal revenue growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and guideline public company approach, the weighted-average terminal revenue growth rate and the discount rate.

Valuation of Intangible Assets Acquired in the Legacy Primo Acquisition
As described in Note 5 to the consolidated financial statements, the Company completed the acquisition of Legacy Primo on March 2, 2020, which resulted in $245.2 million of customer relationships and $174.9 million of trade names being recorded as of January 2, 2021. The estimated fair values of customer relationships and trade names were calculated considering both market participant expectations, using an income approach, as well as estimates and assumptions provided by Primo management and management of the acquired business. Management’s assumptions related to the customer relationships include projected revenue growth rates, earnings before interest expense, taxes, depreciation and amortization (EBITDA) margins, synergies, capital expenditures, customer attrition rate, and risk adjusted discount rate. Management’s assumptions related to the trade names include projected revenue growth rates, weighted-average terminal growth rate, risk adjusted discount rate and royalty rate.
The principal considerations for our determination that performing procedures relating to the valuation of intangible assets acquired in the Legacy Primo acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the customer relationship and trade names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the valuation of the customer relationships, such as the projected revenue growth rates, EBITDA margins, synergies, capital expenditures, customer attrition rate, and risk adjusted discount rate and the significant assumptions related to the valuation of the trade names, such as the projected revenue growth rates, weighted-average terminal growth rate, risk adjusted discount rate and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accounting for the acquisition, including controls over the valuation of the customer relationships and trade names. These procedures also included, among others, (i) testing management’s process for estimating the fair value estimate of the customer relationships and trade names; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness, accuracy and relevance of the underlying data used in the estimates; and (iv) evaluating the significant assumptions related to the projected revenue growth rates, EBITDA margins, synergies, capital expenditures, customer attrition rate, and risk adjusted discount rate for the valuation of the customer relationships and the projected revenue growth rates, weighted-average terminal growth rate, risk adjusted discount rate and royalty rate for the valuation of the trade names. Evaluating management’s assumptions related to the projected revenue growth rates, EBITDA margins, synergies, capital expenditures, and customer attrition rate for the valuation of the customer relationships and projected revenue growth rates and weighted-average terminal growth rate for the valuation of the trade names involved evaluating whether the assumptions used by management were reasonable considering (i) the past performance of the acquired businesses; (ii) the consistency with industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach for both the valuation of the customer relationships and trade names, the customer attrition rate and risk adjusted discount rate for the valuation of the customer relationships, and the weighted-average terminal growth rates, risk adjusted discount rate and royalty rate for the valuation of the trade names.

/s/PricewaterhouseCoopers LLP
Tampa, Florida
March 3, 2021
We have served as the Company’s auditor since 2007.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions of U.S. dollars, except share and per share amounts)

	For the Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Revenue, net	$1,953.5	$1,795.4	$1,791.0
Cost of sales	839.6	734.2	767.4
Gross profit	1,113.9	1,061.2	1,023.6
Selling, general and administrative expenses	1,006.6	962.2	955.0
Loss on disposal of property, plant and equipment, net	10.6	7.6	8.7
Acquisition and integration expenses	33.7	16.4	17.2
Goodwill and intangible asset impairment charges	115.2	—	—
Operating (loss) income	(52.2)	75.0	42.7
Other expense (income), net	18.7	3.7	(42.0)
Interest expense, net	81.6	77.6	77.6
(Loss) income from continuing operations before income taxes	(152.5)	(6.3)	7.1
Income tax expense (benefit)	4.3	4.5	(8.3)
Net (loss) income from continuing operations	$(156.8)	$(10.8)	$15.4
Net income from discontinued operations, net of income taxes (Note 2)	25.1	13.7	368.1
Net (loss) income	$(131.7)	$2.9	$383.5
Less: Net income attributable to non-controlling interests - discontinued operations	—	—	0.6
Net (loss) income attributable to Primo Water Corporation	$(131.7)	$2.9	$382.9
Net (loss) income per common share attributable to Primo Water Corporation
Basic:
Continuing operations	$(1.01)	$(0.08)	$0.11
Discontinued operations	$0.16	$0.10	$2.64
Net (loss) income	$(0.85)	$0.02	$2.75
Diluted:
Continuing operations	$(1.01)	$(0.08)	$0.11
Discontinued operations	$0.16	$0.10	$2.60
Net (loss) income	$(0.85)	$0.02	$2.71
Weighted average common shares outstanding (in thousands)
Basic	155,446	135,224	139,097
Diluted	155,446	135,224	141,436

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions of U.S. dollars)

	For the Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net (loss) income	$(131.7)	$2.9	$383.5
Other comprehensive (loss) income:
Currency translation adjustment	(6.9)	13.6	(16.1)
Pension benefit plan, net of tax [1,2]	(0.1)	(1.3)	17.1
(Loss) income on derivative instruments, net of tax [3,4]	(11.2)	20.9	(8.3)
Total other comprehensive (loss) income	(18.2)	33.2	(7.3)
Comprehensive (loss) income	$(149.9)	$36.1	$376.2
Less: Comprehensive income attributable to non-controlling interests	—	—	0.6
Comprehensive (loss) income attributable to Primo Water Corporation	$(149.9)	$36.1	$375.6
______________________
1     Net of $3.6 million of associated tax impact that resulted in an increase to the gain on sale of discontinued operations for the year ended December 29, 2018.
2     Net of the effect of $0.2 million tax benefit and $0.1 million tax expense for the years ended December 28, 2019 and December 29, 2018, respectively.
3    Net of $1.3 million of associated tax impact that resulted in a decrease to the gain on sale of discontinued operations for the year ended January 2, 2021.
4     Net of the effect of $3.0 million tax benefit, $6.8 million tax expense and $2.5 million tax benefit for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share amounts)

	January 2, 2021	December 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$115.1	$156.9
Accounts receivable, net of allowance of $20.7 ($8.8 as of December 28, 2019)	222.3	216.7
Inventories	83.8	62.9
Prepaid expenses and other current assets	21.3	19.1
Current assets of discontinued operations	—	186.7
Total current assets	442.5	642.3
Property, plant and equipment, net	685.6	558.1
Operating lease right-of-use-assets	180.6	185.7
Goodwill	1,284.3	1,047.5
Intangible assets, net	987.6	597.0
Other long-term assets, net	24.1	20.5
Long-term assets of discontinued operations	—	339.8
Total assets	$3,604.7	$3,390.9
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$107.7	$92.4
Current maturities of long-term debt	17.9	6.9
Accounts payable and accrued liabilities	387.7	370.6
Current operating lease obligations	35.5	36.5
Current liabilities of discontinued operations	—	101.2
Total current liabilities	548.8	607.6
Long-term debt	1,345.1	1,259.1
Operating lease obligations	148.0	155.2
Deferred tax liabilities	148.1	90.6
Other long-term liabilities	67.8	58.7
Long-term liabilities of discontinued operations	—	53.5
Total liabilities	2,257.8	2,224.7
Commitments and contingencies - Note 20
Equity
Common shares, no par value - 160,406,464 (December 28, 2019 - 134,803,211) shares issued	1,268.0	892.3
Additional paid-in-capital	84.5	77.4
Retained earnings	81.1	265.0
Accumulated other comprehensive loss	(86.7)	(68.5)
Total Primo Water Corporation equity	1,346.9	1,166.2
Total liabilities and equity	$3,604.7	$3,390.9
Approved by the Board of Directors:
/s/ Graham Savage
Director
The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	For the Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities of continuing operations:
Net (loss) income	$(131.7)	$2.9	$383.5
Net income from discontinued operations, net of income taxes	25.1	13.7	368.1
Net (loss) income from continuing operations	(156.8)	(10.8)	15.4
Adjustments to reconcile net (loss) income from continuing operations to cash flows from operating activities:
Depreciation and amortization	202.1	168.6	171.7
Amortization of financing fees	3.5	3.5	3.5
Share-based compensation expense	22.1	11.7	19.1
Provision (benefit) for deferred income taxes	0.2	(1.1)	(12.5)
Loss (gain) on extinguishment of long-term debt	19.7	—	(7.1)
(Gain) loss on sale of business	(0.6)	6.0	(6.0)
Goodwill and intangible asset impairment charges	115.2	—	—
Loss on disposal of property, plant and equipment, net	10.6	7.6	8.7
Other non-cash items	(1.2)	(2.4)	(2.9)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	14.2	13.9	(10.8)
Inventories	1.0	(5.4)	(0.2)
Prepaid expenses and other current assets	2.4	4.4	(0.7)
Other assets	(3.6)	1.5	(1.0)
Accounts payable and accrued liabilities and other liabilities	(35.2)	7.7	19.1
Net cash provided by operating activities from continuing operations	193.6	205.2	196.3
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(446.1)	(54.6)	(164.0)
Additions to property, plant and equipment	(114.0)	(101.3)	(114.8)
Additions to intangible assets	(9.3)	(8.8)	(12.9)
Proceeds from sale of property, plant and equipment	1.8	2.2	2.9
Proceeds from sale of business, net of cash sold	—	50.5	12.8
Proceeds from sale of equity securities	—	—	7.9
Other investing activities	0.7	0.4	—
Net cash used in investing activities from continuing operations	(566.9)	(111.6)	(268.1)
Cash flows from financing activities of continuing operations:

Payments of long-term debt	(545.6)	(5.0)	(264.5)
Issuance of long-term debt	533.5	—	2.7
Payments on short-term borrowings	(334.7)	(64.2)	(17.4)
Proceeds from short-term borrowings	347.5	75.1	98.4
Premiums and costs paid upon extinguishment of long-term debt	(14.7)	—	(12.5)
Issuance of common shares	3.4	1.2	6.4
Common shares repurchased and canceled	(33.2)	(31.8)	(74.9)
Financing fees	(11.2)	—	(1.5)
Equity issuance fees	(1.1)	—	—
Dividends paid to common and preferred shareholders	(39.6)	(32.5)	(33.4)
Payment of contingent consideration for acquisitions	(1.2)	(0.3)	(2.8)
Other financing activities	5.9	(7.9)	2.9
Net cash used in financing activities from continuing operations	(91.0)	(65.4)	(296.6)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(17.4)	41.6	(49.6)
Investing activities of discontinued operations	388.9	(36.2)	1,210.9
Financing activities of discontinued operations	(0.1)	(0.6)	(769.7)
Net cash provided by discontinued operations	371.4	4.8	391.6
Effect of exchange rate changes on cash	2.5	1.7	(10.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(90.4)	34.7	12.9
Cash and cash equivalents and restricted cash, beginning of year	205.5	170.8	157.9
Cash and cash equivalents and restricted cash, end of year	115.1	205.5	170.8
Cash and cash equivalents and restricted cash of discontinued operations, end of year	—	48.6	32.1
Cash and cash equivalents and restricted cash from continuing operations, end of year	$115.1	$156.9	$138.7
Supplemental Non-cash Investing and Financing Activities:
Shares issued in connection with business combination	$377.6	$—	$—
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$12.5	$14.2	$11.6
Accrued deferred financing fees	$0.7	$—	$—
Dividends payable issued through accounts payable and other accrued liabilities	$0.3	$0.1	$0.3
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$87.2	$74.6	$68.9
Cash paid for income taxes, net	$8.1	$6.7	$8.6

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions of U.S. dollars, except share amounts)

	Primo Water Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
Balance at December 30, 2017	139,489	$917.1	$69.1	$(12.2)	$(94.4)	$6.1	$885.7
Net income	—	—	—	382.9	—	0.6	383.5
Other comprehensive loss, net of tax	—	—	—	—	(7.3)	—	(7.3)
Common shares dividends ($0.24 per common share)	—	—	—	(33.7)	—	—	(33.7)
Share-based compensation	—	—	17.4	—	—	—	17.4
Common shares repurchased and canceled	(4,981)	(36.7)	—	(38.2)	—	—	(74.9)
Common shares issued - Equity Incentive Plan	1,581	17.4	(12.4)	—	—	—	5.0
Common shares issued - Dividend Reinvestment Plan	20	0.3	—	—	—	—	0.3
Common shares issued - Employee Stock Purchase Plan	86	1.3	(0.2)	—	—	—	1.1
Distributions to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Sale of subsidiary shares of non-controlling interests	—	—	—	—	—	(5.8)	(5.8)
Balance at December 29, 2018	136,195	$899.4	$73.9	$298.8	$(101.7)	$—	$1,170.4
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	10.5	—	—	10.5
Net income	—	—	—	2.9	—	—	2.9
Other comprehensive income, net of tax	—	—	—	—	33.2	—	33.2
Common shares dividends ($0.24 per common share)	—	—	—	(32.6)	—	—	(32.6)
Share-based compensation	—	—	12.4	—	—	—	12.4
Common shares repurchased and canceled	(2,270)	(17.2)	—	(14.6)	—	—	(31.8)
Common shares issued - Equity Incentive Plan	781	8.8	(8.7)	—	—	—	0.1
Common shares issued - Dividend Reinvestment Plan	3	—	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	94	1.3	(0.2)	—	—	—	1.1
Balance at December 28, 2019	134,803	$892.3	$77.4	$265.0	$(68.5)	$—	$1,166.2
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	(3.6)	—	—	(3.6)
Net loss	—	—	—	(131.7)	—	—	(131.7)
Other comprehensive loss, net of tax	—	—	—	—	(18.2)	—	(18.2)
Common shares dividends ($0.24 per common share)	—	—	—	(38.9)	—	—	(38.9)

Share-based compensation	—	—	19.8	—	—	—	19.8
Common shares issued in connection with business combination and assumed vested awards, net of equity issuance costs of $1.1 million	26,497	376.5	2.9	—	—	—	379.4
Common shares repurchased and canceled	(2,857)	(23.5)	—	(9.7)	—	—	(33.2)
Common shares issued - Equity Incentive Plan	1,833	21.2	(15.3)	—	—	—	5.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	129	1.5	(0.3)	—	—	—	1.2
Balance at January 2, 2021	160,406	$1,268.0	$84.5	$81.1	$(86.7)	$—	$1,346.9

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Description of Business
On March 2, 2020, Cott Corporation completed the acquisition of Primo Water Corporation (“Legacy Primo” and such transaction, the “Legacy Primo Acquisition”). In connection with the closing of the Legacy Primo Acquisition, Cott Corporation changed its corporate name to Primo Water Corporation (“Primo”) and its ticker symbol on the New York Stock Exchange and Toronto Stock Exchange to “PRMW”. The Legacy Primo Acquisition is consistent with our strategy of transitioning to a pure-play water solutions provider.
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
Primo's water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. In the third quarter of 2020, our U.S. operations achieved a carbon neutral certification under the Carbon Neutral Protocol, an international standard administered by Natural Capital Partners. This certification is in addition to the certifications in our European operations where we have maintained carbon neutrality for the past nine consecutive years in many of our markets.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
These Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.
Our fiscal year is based on either a 52- or 53- week period ending on the Saturday closest to December 31. For the fiscal year ended January 2, 2021, we had 53- weeks of activity, compared to 52- weeks of activity for the fiscal years ended December 28, 2019 and December 29, 2018. We estimate the additional week contributed $19.4 million of additional revenue and $3.9 million of additional operating income for the fiscal year ended January 2, 2021.
One of our subsidiaries uses a calendar year-end which differs from the Company’s 52- or 53- week fiscal year end. Differences arising from the use of the different fiscal year ends were not deemed material for the fiscal years ended January 2, 2021, December 28, 2019 or December 29, 2018.
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

Discontinued Operations
On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”) for consideration of $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of 1.5 million from the Company to the purchasers of S&D. As a result of this transaction representing a strategic shift in our operations, the Company has reclassified the financial results of our discontinued operations to net income from discontinued operations, net of income taxes in the Consolidated Statements of Operations for the years ended December 28, 2019 and December 29, 2018. The assets and liabilities associated with S&D have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 28, 2019. Cash flows from our discontinued operations are presented in the Consolidated Statements of Cash Flows for the years ended December 28, 2019 and December 29, 2018. The Notes to the Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted.
In July 2017, we entered into a Share Purchase Agreement with Refresco Group B.V., a Dutch company (“Refresco”), pursuant to which we sold to Refresco, on January 30, 2018, our carbonated soft drinks and juice businesses and our Royal Crown International finished goods export business (collectively, the “Traditional Business” and such transaction, the “Traditional Business Divestiture”). The Traditional Business Divestiture was structured as a sale of the assets of our Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after we completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments resolved in December 2018 by the payment of 7.9 million from the Company to Refresco. The sale of the Traditional Business represented a strategic shift and had a major effect on our operations and, therefore, the Traditional Business is presented herein as discontinued operations. The Traditional Business excludes our North America and Rest of World reporting segments, and our Cott Beverages LLC business.
See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations.
Impact of the COVID-19 Pandemic
The outbreak of the novel coronavirus (“COVID-19”) had a significant impact on our business, financial condition, results of operations and cash flows for the year ended January 2, 2021. In response to COVID-19, authorities in many of the markets in which we operate have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will continue to impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business in the future, including whether they will result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), and how they will further impact our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the year ended January 2, 2021, we received wage subsidies under these programs totaling $7.4 million. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $9.0 million were included in accounts payable and accrued liabilities and $7.5 million were included in other long-term liabilities on our Consolidated Balance Sheet as of January 2, 2021.
During the year ended January 2, 2021, we recorded a total of $115.2 million of non-cash impairment charges related to goodwill and intangible assets. See goodwill and intangible asset impairment information below. The impairment charges were driven primarily by the impact of the COVID-19 pandemic and revised projections of future operating results.

In addition, on June 11, 2020, we announced that our Board of Directors approved a plan intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and to mitigate the negative financial and operational impacts of the COVID-19 pandemic, including implementing headcount reductions and furloughs in our North America and Rest of World reporting segments (“2020 Restructuring Plan”). When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. In connection with the 2020 Restructuring Plan, we expected to incur approximately $19.0 million in severance costs. We have revised this estimate to $10.5 million and all costs related to the 2020 Restructuring Plan have been recorded as of January 2, 2021. All severance costs incurred by the 2020 Restructuring Plan during the year ended January 2, 2021 are included in SG&A expenses on the Consolidated Statement of Operations.
The following table summarizes restructuring charges for the year ended January 2, 2021:

For the Year Ended
(in millions of U.S. dollars)	January 2, 2021
North America	$2.7
Rest of World	7.8
Total	$10.5

The following table summarizes our restructuring liability as of January 2, 2021, along with charges to costs and expenses and cash payments. We expect to pay the remaining restructuring liability in the first half of 2021.

	Restructuring Liability
(in millions of U.S. dollars)	Balance at December 28, 2019	Charges to Costs and Expenses	Cash Payments	Balance at January 2, 2021
North America	$—	$2.7	$(2.7)	$—
Rest of World	—	7.8	(7.5)	0.3
Total	$—	$10.5	$(10.2)	$0.3

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
Cost of Sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our North America and Rest of World reporting segments branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A were $441.4 million, $479.3 million, and $461.7 million for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Selling, General and Administrative Expenses
We record all other expenses not charged to production as SG&A expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of SG&A expenses. Advertising costs expensed were approximately $21.2 million, $22.5 million, and $23.0 million for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.
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
Accounts Receivable, Net of Allowance for Credit Losses
All trade accounts receivable are uncollected amounts owed to us from transactions with our North America and Rest of World customers. Trade accounts receivable represent amounts billed to customers and not yet collected, and are presented net of allowance for credit losses. We estimate an allowance for credit losses based on historical loss experience, adverse situations that may affect a customer's ability to pay, current conditions, reasonable and supportable forecasts and current economic outlook. Customer demographic, such as large commercial customers as compared to small businesses or individual customers, and the customer's geographic market are also considered when estimating credit losses. Historical loss experience was based on actual loss rates over a one year period. Additionally, we evaluate current conditions and review third-party economic forecasts on a quarterly basis to determine the impact on the allowance for credit losses. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves.

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
Customer Deposits
The Company generally collects deposits on multi-gallon bottles used by our residential and commercial water delivery customers. Such deposits are refunded only after customers return such bottles in satisfactory condition. The associated bottle deposit liability is estimated based on the number of water customers, average consumption and return rates and bottle deposit market rates. The Company analyzes these assumptions quarterly and adjusts the bottle deposit liability as necessary.
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
We adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 - Leases as of December 30, 2018 using the cumulative-effect adjustment method and elected the package of practical expedients permitted in Accounting Standards Codification (“ASC”) Topic 842. Accordingly, we accounted for our existing leases as operating or finance leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 29, 2018) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. We also elected to not separate lease components from non-lease components for all fixed payments.
Adoption of ASU 2016-02 did not have a material impact on the Company’s cash flows from operations and had no impact on the Company’s operating results. The most significant impact was the recognition of operating lease right-of-use assets and operating lease obligations on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term, and the operating lease obligation represents our commitment to make the lease payments arising from the lease. We have elected not to recognize on the balance sheet leases with terms of one-year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms.

Goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually.
The following table summarizes our goodwill on a reporting segment basis as of January 2, 2021 and December 28, 2019:

	Reporting Segment
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Balance December 29, 2018
Goodwill	$657.8	$363.8	$4.5	$1,026.1
Accumulated impairment losses	—	—	—	—
	$657.8	$363.8	$4.5	$1,026.1
Goodwill acquired during the year	17.4	17.9	—	35.3
Measurement period adjustments	(3.1)	—	—	(3.1)
Divestitures	—	—	(4.5)	(4.5)
Foreign exchange	1.0	(7.3)	—	(6.3)
Balance December 28, 2019
Goodwill	673.1	374.4	—	1,047.5
Accumulated impairment losses	—	—	—	—
	$673.1	$374.4	$—	$1,047.5
Goodwill acquired during the year	343.3	5.6	—	348.9
Measurement period adjustments	(35.9)	—	—	(35.9)
Impairment losses	—	(104.1)	—	(104.1)
Foreign exchange	1.6	26.3	—	27.9
Balance January 2, 2021
Goodwill	982.1	406.3	—	1,388.4
Accumulated impairment losses	—	(104.1)	—	(104.1)
	$982.1	$302.2	$—	$1,284.3

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
We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our North America operating segment was determined to have three components: DSS, Mountain Valley, and Aquaterra. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). Our Rest of World operating segment was determined to have four components: Eden, Aimia, Decantae, and Farrers, none of which have similar economic characteristics. For the purpose of testing goodwill for impairment in 2020, we have determined reporting units are DSSAqua, Mountain Valley, Eden, Aimia, Decantae, and Farrers.

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
We determined the fair value of the reporting units being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of the reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our valuation of the Eden reporting unit included the anticipated future cash flows, a weighted-average terminal revenue growth rate of 1.5% and a discount rate of 9.5%. Critical assumptions used in our valuation of the Aimia, Decantae, and Farrers reporting units included a weighted-average terminal revenue growth rate of 2.0% and a discount rate of 11.5%. The anticipated future cash flows assumption reflects projected revenue growth rates, SG&A expenses and capital expenditures. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair value of the Aimia reporting unit exceeded its carrying value by approximately 23.5%. Therefore, no goodwill impairment charge was recorded for the Aimia reporting unit. Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined that goodwill was impaired for the Eden, Decantae, and Farrers reporting units and recognized impairment charges of $103.3 million, $0.3 million and $0.5 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.
We had goodwill of $1,284.3 million on our Consolidated Balance Sheet at January 2, 2021, which represents amounts for the DSSAqua, Mountain Valley, Eden, Aimia, and Decantae reporting units.
For purposes of the 2020 annual test, we elected to perform a qualitative assessment for our DSSAqua, Mountain Valley, Eden, Aimia, and Decantae reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the DSSAqua, Mountain Valley, Eden, Aimia, and Decantae reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment. Goodwill allocated to the DSSAqua, Mountain Valley, Eden, Aimia, and Decantae reporting units as of January 2, 2021 are $966.1 million, $16.0 million, $246.3 million, $54.6 million, and $1.3 million, respectively.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2020, we determined that the fair value of each of our reporting units exceeded their carrying amounts.

Intangible Assets
As of January 2, 2021, our intangible assets subject to amortization, net of accumulated amortization were $532.1 million, consisting principally of $485.2 million of customer relationships that arose from acquisitions, $24.3 million of software, and $12.8 million of patents. Customer relationships are typically amortized on an accelerated basis for the period over which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as a loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. In 2020, we recorded $245.2 million in customer relationships acquired with the Legacy Primo Acquisition (as defined in Note 5 to the Consolidated Financial Statements). We did not record impairment charges for our intangible assets subject to amortization in 2020, 2019 or 2018.
Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of Legacy Primo (the “Legacy Primo Trademarks”), trademarks acquired in the acquisition of DSS (the “DSS Trademarks”), trademarks acquired in the acquisition of Eden (the “Eden Trademarks”), trademarks acquired in the acquisition of Aquaterra (the “Aquaterra Trademarks”), trademarks acquired in the Mountain Valley Acquisition (the “Mountain Valley Trademarks”) and trademarks acquired in the Crystal Rock Acquisition (the “Crystal Rock Trademarks”). These assets have an aggregate net book value of $455.5 million as of January 2, 2021. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.
The life of the Legacy Primo Trademarks, DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks are considered to be indefinite and therefore these intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible asset to its fair value and when the carrying amount is greater than the fair value, we recognize an impairment loss.
As a result of the triggering event described above arising from the impact of the COVID-19 pandemic, we performed recoverability tests on our intangible assets, primarily trademarks, within each of our reporting segments as of June 27, 2020. We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of our trademarks with indefinite lives were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. Based on this qualitative assessment, we determined that impairment was more likely than not with the Eden Trademarks and the Aquaterra Trademarks. As a result, we performed an interim quantitative impairment test as of June 27, 2020 on these intangible assets.
To determine the fair value of the trademarks with indefinite lives associated with our Eden and Aquaterra businesses, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with those trademarks. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademarks. The assumptions used to estimate the fair value of these trademarks are subjective and require significant management judgment, including estimated future revenues, the royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, we determined the Eden Trademarks and the Aquaterra Trademarks were impaired and recognized impairment charges of $9.9 million and $1.2 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.
We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. During the fourth quarter of 2020, we concluded that it was more likely than not that the fair value of the DSS Trademarks, Eden Trademarks, Aquaterra Trademarks, Mountain Valley Trademarks and Crystal Rock Trademarks were more than its carrying value and therefore we were not required to perform any additional testing. The Legacy Primo Trademarks were acquired in 2020 and since we noted no changes to the business environment, operations or use of the trademarks, we did not perform an impairment test with respect to these trademarks.

Impairment and Disposal of Long-Lived Assets
When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss based on discounted cash flows in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. We did not record impairments of long-lived assets in 2020, 2019 or 2018. As part of normal business operations, we identify long-lived assets that are no longer productive and dispose of them. Losses on disposals of assets are presented separately in our Consolidated Statements of Operations as part of operating income. We recognized losses on disposal of property, plant and equipment, net of $10.6 million for the year ended January 2, 2021 ($7.6 million—December 28, 2019; $8.7 million—December 29, 2018).
Foreign Currency Translation
The assets and liabilities of non-U.S. active operations, all of which are self-sustaining, are translated to U.S. dollars at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average monthly exchange rates prevailing during the period. The resulting gains or losses are recorded in accumulated other comprehensive (income) loss.
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
Pension Costs
We record annual amounts relating to defined benefit pension plans based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return on plan assets depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return on plan assets, changes in the level of contributions to the plans and other factors. The funded status is the difference between the fair value of plan assets and the benefit obligation. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income. The service cost component of net periodic pension cost is included in cost of sales and SG&A and all other components are included in other expense (income), net in the Consolidated Statements of Operations.

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
Update ASU 2020-04 – Reference Rate Reform (Topic 848)
In March 2020, the FASB issued guidance which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or any other reference rates expected to be discontinued because of reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through January 2, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Note 2—Discontinued Operations
On February 28, 2020, the Company completed the sale of S&D to Westrock Coffee Company, LLC, a Delaware limited liability company (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company (S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to Westrock. The Company used the proceeds of the S&D Divestiture to finance a portion of the Legacy Primo Acquisition. See Note 5 to the Consolidated Financial Statements for additional information on the Legacy Primo Acquisition.
On January 30, 2018, the Company completed the sale of the Traditional Business to Refresco. The Traditional Business Divestiture was structured as a sale of the assets of the Canadian business and a sale of the stock of the operating subsidiaries engaged in the Traditional Business in the other jurisdictions after the Company completed an internal reorganization. The aggregate deal consideration was $1.25 billion, paid at closing in cash, with customary post-closing adjustments, resolved in December 2018 by the payment of $7.9 million from the Company to Refresco. As of December 28, 2019, $12.4 million of the total sale proceeds were being held in escrow by a third-party escrow agent to secure potential indemnification claims. These funds are included in cash and cash equivalents on the Consolidated Balance Sheet. In July 2020, a settlement agreement was reached with Refresco. In exchange for a settlement of pending and future claims, $4.0 million of the escrow funds were released to Refresco and the remaining $8.4 million were released to us.
In connection with the Traditional Business Divestiture, the Company and Refresco entered into a Transition Services Agreement pursuant to which the Company and Refresco provide certain services to each other for various service periods, with the longest service period being 18 months, including tax and accounting services, certain human resources services, communications systems and support, and insurance/risk management. Each party was compensated for services rendered as set forth in the Transition Services Agreement. All service periods under the Transition Services Agreement have expired.
In addition, the Company and Refresco entered into certain Co-pack Manufacturing Agreements pursuant to which the Company and Refresco manufacture and supply certain beverage products for each other. Each party will be compensated for the products they supply as set forth in the Co-pack Manufacturing Agreements. The Co-pack Manufacturing Agreements have a term of 36 months.

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
The major components of net income from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
Revenue, net [1]	$97.1	$605.0	$698.8
Cost of sales	71.1	438.4	534.0
Operating (loss) income from discontinued operations	(0.5)	15.4	18.1
Gain on sale of discontinued operations	53.7	—	427.9
Income from discontinued operations, before income taxes	53.1	15.7	419.5
Income tax expense [2,3]	28.0	2.0	51.4
Net income from discontinued operations, net of income taxes	25.1	13.7	368.1
Less: Net income attributable to non-controlling interests	—	—	0.6
Net income attributable to Primo Water Corporation – discontinued operations [4]	$25.1	$13.7	$367.5
______________________
1    Includes related party sales to continuing operations of $1.0 million, $5.9 million and $5.7 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.
2    The Traditional Business Divestiture resulted in a taxable gain on sale in the U.S., which utilized a significant portion of the existing U.S. net operating loss carryforwards. As a result, the Company was in a net deferred tax liability position in the U.S. and thus a tax benefit of approximately $35.1 million related to a release of the U.S. valuation allowance was recorded in 2018 and is offsetting the overall income tax expense related to discontinued operations. The Traditional Business Divestiture resulted in a non-taxable gain on sale in the United Kingdom. No tax benefit resulted from the Traditional Business Divestiture related to the taxable loss on sale in Canada due to the Company's valuation allowance position. During 2019, $3.0 million of tax benefit was recorded related to the finalization of the U.S. tax gain calculation.
3     The S&D Divestiture resulted in tax expense of $28.5 million on the gain on sale in 2020 and utilized a significant portion of the existing U.S. net operating loss carryforwards.
4    Net income attributable to Primo Water Corporation - discontinued operations is inclusive of interest expense on short-term borrowings and debt required to be repaid or extinguished as part of divestiture of $3.4 million for the year ended December 29, 2018.

Assets and liabilities of discontinued operations presented in the accompanying Consolidated Balance Sheet as of December 28, 2019 include the following:

(in millions of U.S. dollars)	December 28, 2019
ASSETS
Cash and cash equivalents	$48.6
Accounts receivable, net	62.6
Inventories	59.6
Prepaid expenses and other current assets	15.9
Current assets of discontinued operations	186.7
Property, plant and equipment, net	89.7
Operating lease right-of-use assets	17.5
Goodwill	128.2
Intangible assets, net	104.4
Long-term assets of discontinued operations	$339.8
LIABILITIES
Current maturities of long-term debt	$0.5
Accounts payable and accrued liabilities	95.5
Current operating lease obligations	5.2
Current liabilities of discontinued operations	101.2
Long-term debt	1.1
Operating lease obligations	12.6
Deferred tax liabilities	36.8
Other long-term liabilities	3.0
Long-term liabilities of discontinued operations	$53.5

Cash flows from discontinued operations included borrowings and payments under our previously existing asset-based lending credit facility of $262.4 million and $482.8 million, respectively, for the year ended December 29, 2018.

Note 3—Leases
We have operating and finance leases for manufacturing and production facilities, branch distribution and warehouse facilities, vehicles and machinery and equipment. The remaining terms on our finance leases range from one year to seven years, while our operating leases range from one year to 20 years, some of which may include options to extend the leases generally between one year and 10 years, and some of which may include options to terminate the leases within one year.
The components of lease expense were as follows:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019
Operating lease cost	$49.0	$47.7
Short-term lease cost	8.0	3.0
Finance lease cost
Amortization of right-of-use assets	$11.7	$4.5
Interest on lease liabilities	3.5	1.2
Total finance lease cost	$15.2	$5.7
Sublease income	$0.7	$0.8

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	52.2	$47.2
Operating cash flows from finance leases	3.6	1.1
Financing cash flows from finance leases	10.5	3.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	29.5	$25.0
Finance leases	52.2	28.6

Supplemental balance sheet information related to leases was as follows:

(in millions of U.S. dollars, except lease term and discount rate)	January 2, 2021	December 28, 2019
Operating leases
Operating lease right-of-use assets	$180.6	$185.7
Current operating lease obligations	35.5	36.5
Operating lease obligations	148.0	155.2
Total operating lease obligations	$183.5	$191.7

Financing leases
Property, plant and equipment, net	$71.0	$30.4
Current maturities of long-term debt	13.2	5.8
Long-term debt	58.3	23.6
Total finance lease obligations	$71.5	$29.4

Weighted Average Remaining Lease Term	January 2, 2021	December 28, 2019
Operating leases	7.6 years	8.7 years
Finance leases	5.5 years	5.6 years

Weighted Average Discount Rate
Operating leases	6.1%	6.2%
Finance leases	4.9%	6.3%

Maturities of operating lease obligations were as follows:

(in millions of U.S. dollars)	January 2, 2021
2021	$45.4
2022	35.1
2023	30.5
2024	25.2
2025	20.6
Thereafter	81.0
Total lease payments	237.8
Less imputed interest	(54.3)
Present value of lease obligations	$183.5

Maturities of finance lease obligations were as follows:

(in millions of U.S. dollars)	January 2, 2021
2021	$16.5
2022	15.5
2023	14.5
2024	12.7
2025	11.6
Thereafter	11.6
Total lease payments	82.4
Less imputed interest	(10.9)
Present value of lease obligations	$71.5

During the fourth quarter of 2020, we entered into two building leases; the first with a 64 month term beginning in 2021 and the second with an 18 year term beginning in 2023. The total lease commitment for these two operating leases is approximately $28.8 million.

Note 4—Revenue
Our principal source of revenue is from bottled water delivery direct to customers primarily in North America and Europe and from providing multi-gallon purified bottled water, self-service refill drinking water and water dispensers through major retailers in North America for the years ended January 2, 2021, December 28, 2019 and December 29, 2018. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.

Contract Estimates
The nature of certain of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which the Company historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $9.9 million and $7.1 million at January 2, 2021 and December 28, 2019, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from the Company’s customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at January 2, 2021 and December 28, 2019 were $11.7 million and $23.6 million, respectively. The amount of revenue recognized for the year ended January 2, 2021 that was included in the December 28, 2019 deferred revenue balance was $23.5 million.
The Company does not have any material contract assets as of January 2, 2021 and December 28, 2019.
Disaggregated Revenue
In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
United States	$1,429.6	$1,210.0	$1,205.0
United Kingdom	142.2	172.0	173.2
Canada	64.1	67.0	64.1
All other countries	317.6	346.4	348.7
Total	$1,953.5	$1,795.4	$1,791.0

Note 5—Acquisitions
Legacy Primo Acquisition
On March 2, 2020, the Company completed the Legacy Primo Acquisition, adding North America’s leading single source provider of multi-gallon purified bottled water, self-service refill drinking water and water dispensers sold through major retailers to the Company’s catalog of residential and commercial bottled water delivery businesses in North America and Europe. Primo is a familiar name in sustainable water solutions that will help drive the visibility of our water businesses, moving us towards a pure-play water solutions company. The Legacy Primo Acquisition broadens our capabilities and our portfolio, creating new cross-selling opportunities and vertical integration across residential and commercial delivery, retail, filtration, refill and exchange services. Integrating Legacy Primo with our North America business will enable us to combine the expertise and innovation of these two growing companies with complementary business models. The integration gives us the ability to expand Legacy Primo’s products and services across our 21-country footprint.

The Legacy Primo Acquisition was structured as an exchange offer to purchase all of the outstanding shares of common stock of Legacy Primo for per-share consideration of (i) $14.00 in cash, (ii) 1.0229 common shares plus cash in lieu of any fractional common share, or (iii) $5.04 in cash and 0.6549 common shares, at the election of Legacy Primo’s stockholders, subject to the proration procedures set forth in the merger agreement. Immediately following the consummation of the exchange offer, we indirectly acquired the remaining Legacy Primo shares through a merger between Legacy Primo and one of our wholly-owned subsidiaries.
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

The Legacy Primo Acquisition supported the Company's strategy of transitioning to a pure-play water solutions provider. The Company has accounted for this transaction as a business combination which requires that assets acquired and liabilities assumed be measured at their acquisition date fair values.
The purchase price of $798.2 million has been allocated to the assets acquired and liabilities assumed based on management's estimates of their fair values as of the acquisition date. The excess of the adjusted purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments recorded during the year ended January 2, 2021 included adjustments to property, plant and equipment and intangible assets based on results of the preliminary valuations, adjustments to operating and financing lease right-of-use assets and obligations based on a review of acquired leases, deferred tax adjustments related to the preliminary valuations, an adjustment to a note receivable existing at the acquisition date, as well as adjustments to inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued liabilities, long-term debt and other long-term liabilities based on a review of their respective fair values as of the date of the Legacy Primo Acquisition. The measurement period adjustments did not have a material effect on our results of operations in prior periods.

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the purchase price allocation of the assets acquired and the liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$1.3	$—	$1.3
Accounts receivable	21.9	(0.3)	$21.6
Inventory	12.7	5.7	$18.4
Prepaid expenses and other current assets	4.3	1.0	$5.3
Property, plant and equipment	119.0	(11.2)	$107.8
Operating lease right-of-use-assets	4.9	(0.6)	$4.3
Goodwill	337.4	(36.2)	$301.2
Intangible assets	361.3	60.3	$421.6
Other assets	3.9	(3.5)	$0.4
Current maturities of long-term debt	(2.2)	(0.1)	$(2.3)
Accounts payable and accrued liabilities	(41.6)	(0.4)	$(42.0)
Current operating lease obligations	(1.8)	0.4	$(1.4)
Long-term debt	(5.8)	0.2	$(5.6)
Operating lease obligations	(3.1)	0.1	$(3.0)
Deferred tax liabilities	(11.7)	(15.9)	$(27.6)
Other long-term liabilities	(2.3)	0.5	$(1.8)
Total	$798.2	$—	$798.2

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
We incurred $27.1 million of acquisition-related costs associated with the Legacy Primo Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations for the year ended January 2, 2021. During the third quarter of 2020, Legacy Primo was integrated with our North America business, therefore it is impracticable to determine the amount of revenue and net income related to the Legacy Primo Acquisition included in our Consolidated Statement of Operations for the period from the date of the Legacy Primo Acquisition through January 2, 2021.
Intangible Assets
In our determination of the fair value of intangible assets, we consider, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business’ products. The estimated fair values of identified intangible assets are calculated considering both market participant assumptions, using an income approach, as well as estimates and assumptions provided by Primo management and management of the acquired business.
The estimated fair value of customer relationships represent future after-tax discounted cash flows that will be derived from sales to existing customers of the acquired business as of the date of acquisition. Critical assumptions used in our valuation of customer relationships include, but are not limited to, anticipated future cash flows, customer attrition rate and risk adjusted discount rate. Anticipated future cash flows assumption reflects projected revenue growth rates, EBITDA margins, synergies and capital expenditures.
The estimated fair value of trademarks and trade names represent the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark or trade name as opposed to obtaining the benefit of the trademark or trade name through a royalty or rental fee. Critical assumptions used in our valuation of trademarks and trade names include, but are not limited to, projected revenue growth rates, weighted-average terminal growth rate, risk adjusted discount rate and royalty rate.

The following table sets forth the components of identified intangible assets associated with the Legacy Primo Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	245.2	26 years
Trade names	174.9	Indefinite
Software	1.5	3 years
Total	$421.6
Goodwill
Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are cash flow projections that include expected future earnings, projections of growth and expected cost synergies resulting from integration of Legacy Primo into our operations. The goodwill recognized as part of the Legacy Primo Acquisition was allocated to the North America reporting segment, a portion of which is expected to be tax deductible.
Supplemental Pro Forma Data (unaudited)
The following unaudited pro forma financial information for the years ended January 2, 2021 and December 28, 2019, represent the combined results of our operations as if the Legacy Primo Acquisition had occurred on December 30, 2018. The unaudited pro forma financial information results reflect certain adjustments related to the Legacy Primo Acquisition such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

	For the Year Ended
(in millions of U.S. dollars, except per share amounts)	January 2, 2021	December 28, 2019
Revenue	$1,993.3	$2,064.5
Net loss from continuing operations	$(136.3)	$(20.5)
Net loss	$(111.2)	$(6.8)
Net loss per common share from continuing operations, diluted	$(0.88)	$(0.13)
Net loss per common share, diluted	$(0.72)	$(0.04)

Note 6—Other Expense (Income), Net
The following table summarizes other expense (income), net for the years ended January 2, 2021, December 28, 2019 and December 29, 2018:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
Foreign exchange losses (gains), net	$1.5	$0.9	$(7.1)
Proceeds from legal settlements	(1.9)	—	(14.9)
(Gain) loss on sale of business	(0.6)	6.0	(6.0)
Transition services agreement service income	—	(0.3)	(2.6)
Loss (gain) on extinguishment of long-term debt	19.7	—	(7.1)
Other gains, net	—	(2.9)	(4.3)
Total	$18.7	$3.7	$(42.0)

Note 7—Interest Expense, Net
The following table summarizes interest expense, net for the years ended January 2, 2021, December 28, 2019 and December 29, 2018:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
Interest on long-term debt	$68.7	$69.5	$72.2
Interest on short-term debt	5.0	4.3	—
Other interest expense, net	7.9	3.8	5.4
Total	$81.6	$77.6	$77.6

Note 8—Income Taxes
Provision (Benefit) for Income Taxes
Income (loss) from continuing operations, before income taxes consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
Canada	$(88.4)	$(57.0)	$(26.1)
Outside Canada	(64.1)	50.7	33.2
(Loss) income from continuing operations, before income taxes	$(152.5)	$(6.3)	$7.1

Income tax expense (benefit) consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
Current
Canada	$—	(0.2)	$—
Outside Canada	1.9	12.2	3.8
	$1.9	$12.0	$3.8
Deferred
Canada	$—	$(1.0)	$(5.6)
Outside Canada	2.4	(6.5)	(6.5)
	$2.4	$(7.5)	$(12.1)
Income tax expense (benefit)	$4.3	$4.5	$(8.3)

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
Income tax (benefit) expense based on Canadian statutory rates	$(40.4)	$(1.7)	$1.9
Foreign tax rate differential	(4.3)	(10.0)	(1.5)
Local taxes	2.1	1.1	(0.6)
Nontaxable interest income	(8.7)	(8.4)	(9.8)
Impairment expense	17.6	—	—
Impact of intercompany transactions and dividends	10.8	12.2	1.0
Income tax credits	(0.5)	(0.7)	—
Change in enacted tax rates	(1.7)	(0.1)	3.4
Change in valuation allowance	28.5	19.7	(4.2)
Change in uncertain tax positions	(1.5)	0.1	(1.8)
Equity compensation	1.9	1.3	1.2
Permanent differences	1.6	1.3	0.8
Adjustments to deferred taxes	(1.1)	(10.4)	0.7
Other items	—	0.1	0.6
Income tax expense (benefit)	$4.3	$4.5	$(8.3)

Deferred Tax Assets and Liabilities
Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	January 2, 2021	December 28, 2019
Deferred tax assets
Net operating loss carryforwards	$196.4	$133.6
Capital loss carryforwards	14.5	12.0
Liabilities and reserves	32.0	25.7
Stock options	10.7	8.0
Inventories	2.4	3.4
Interest expense	9.8	11.3
Right of use lease obligations	50.7	44.6
	316.5	238.6
Deferred tax liabilities
Property, plant and equipment	(65.0)	(63.7)
Intangible assets	(191.8)	(101.0)
Right of use assets	(50.1)	(43.2)
Other	(0.7)	(1.0)
	(307.6)	(208.9)
Valuation allowance	(156.5)	(120.3)
Net deferred tax liability	$(147.6)	$(90.6)

As of January 2, 2021, we have outside tax basis differences, including undistributed earnings, in our foreign subsidiaries. For 2020, deferred taxes have not been recorded on the undistributed earnings because our foreign subsidiaries have the ability to repatriate funds to their respective parent company tax-efficiently or the undistributed earnings are indefinitely reinvested under the accounting guidance. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our subsidiaries. It is not practicable to determine the excess book basis over outside tax basis in the shares or the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. We repatriated earnings of $221.8 million and $75.1 million to Canada in 2020 and 2019, respectively, incurring no tax expense.
As of January 2, 2021, we have operating loss carryforwards totaling $786.6 million, capital loss carryforwards totaling $54.8 million, and tax credit carryforwards totaling $2.6 million. The operating loss carryforward amount was attributable to Canadian operating loss carryforwards of $273.1 million that will expire from 2027 to 2040; U.S. federal and state operating loss carryforwards of $231.1 million and $19.1 million, respectively, that will expire from 2021 to 2040; U.S. federal operating loss carryforwards of $37.6 million that have indefinite lives; Dutch operating loss carryforwards of $128.3 million that will expire from 2021 to 2027; and various other operating loss carryforwards of $97.4 million that will expire from 2021 to 2040.
The capital loss carryforward is primarily attributable to Canadian capital losses of $49.2 million and Israeli capital losses of $5.5 million, all with indefinite lives. The tax credit carryforward of $2.6 million will expire from 2021 to 2023.
In general, under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a U.S. corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income. Therefore, current or future changes in our Canadian stock ownership, many of which are outside of our control, could result in a U.S. ownership change under Section 382 and 383 of the Code. If we undergo a U.S. ownership change, our ability to utilize U.S. federal or state NOLs or tax credits could be limited. We monitor changes in our ownership on an ongoing basis and do not believe we had a change of control limitation as of January 2, 2021.
We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to recent cumulative losses, it was determined that it is more likely than not we will not realize the benefit of net operating loss carryforwards and other net deferred assets in Canada, and certain jurisdictions within the Eden business. The balance of the valuation allowance was $156.5 million and $120.3 million for the years ended January 2, 2021 and December 28, 2019, respectively. The valuation allowance increase in 2020 was primarily related to losses generated in tax jurisdictions with existing valuation allowances.
Additionally, we have determined that it is more likely than not that the benefit from our capital losses in Canada and Israel will not be realized in the future due to the uncertainty regarding potential future capital gains in the jurisdiction. In recognition of this risk, we have provided a valuation allowance of $14.5 million on our capital losses.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
Unrecognized tax benefits at beginning of year	$16.9	$15.1	$15.8
Additions based on tax positions taken during a prior period	—	5.0	1.3
Reductions based on tax positions taken during a prior period	—	(1.9)	(0.1)
Settlement on tax positions taken during a prior period	(1.7)	—	—
Tax rate change	—	—	(0.1)
Lapse in statute of limitations	(1.0)	(2.9)	(4.3)
Additions based on tax positions taken during the current period	1.3	1.7	3.0
Cash payments	(0.2)	(0.2)	—
Foreign exchange	0.3	0.1	(0.5)
Unrecognized tax benefits at end of year	$15.6	$16.9	$15.1

As of January 2, 2021, we had $15.6 million of unrecognized tax benefits, a net decrease of $1.3 million from $16.9 million as of December 28, 2019. If we recognized our tax positions, approximately $14.4 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $3.0 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. No interest or penalties were recovered during the years ended January 2, 2021, December 28, 2019 and December 29, 2018. The amount of interest and penalties recognized on the Consolidated Balance Sheets for 2020 and 2019 were a liability of $0.8 million and $0.9 million, respectively.
Years through 2009 have been audited by the U.S. Internal Revenue Service, though the statutes are still open back to 2008 due to certain net operating loss carryforwards. Years prior to 2014 are closed to audit by U.S. state jurisdictions. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2014 and 2016. Years prior to 2014 are closed to audit by the CRA. We are currently under audit in Israel for the 2013 to 2017 tax years.

Note 9—Share-Based Compensation
Our shareowners approved our Amended and Restated Primo Water Corporation Equity Incentive Plan (the “Amended and Restated Equity Plan”) in its current form in May 2016, and approved the Primo Water Corporation 2018 Equity Incentive Plan (“2018 Equity Plan” and together with the Amended and Restated Equity Plan, the “Equity Plans”) in May 2018. Awards under the Equity Plans may be in the form of incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares, performance units, stock appreciation rights, and stock payments to employees, directors and outside consultants. The Equity Plans are administered by the Human Resources and Compensation Committee (“HRCC”) of the Board of Directors or any other board committee as may be designated by the Board of Directors from time to time. Under the Amended and Restated Equity Plan, 20,000,000 shares are reserved for future issuance, and under the 2018 Equity Plan, 8,000,000 shares are reserved for future issuance, subject to adjustment upon a share split, share dividend, recapitalization, and other similar transactions and events. Shares that are issued under the Equity Plans are applied to reduce the maximum number of shares remaining available for issuance under the Equity Plans; provided that the total number of shares available for issuance under the Equity Plans are reduced two shares for each share issued pursuant to a “full-value” award (i.e., an award other than an option or stock appreciation right).
Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are canceled or settled without the issuance of shares return to the pool of shares available for issuance under the Equity Plans. As of January 2, 2021, there were approximately 120,000 shares available for future issuance under the Amended and Restated Equity Plan, and approximately 6,026,000 shares available for future issuance under the 2018 Equity Plan.

In the second quarter of 2020, the Human Resources and Compensation Committee of the Board of Directors (the “HRCC”) approved a bonus for a select group of associates that will be settled in fully vested common shares based on the closing share price on the date the achievement of the performance target described below is certified by the HRCC. The aggregate target payout of $2.4 million is based on (1) attainment of a specified percentage target under the Company's annual cash performance bonus plan for the DSS business, and (2) attainment of a specified annualized 2020 synergy target. This bonus was accounted for as a liability-classified award with a performance condition. The final bonus payout was based upon the performance percentage, which was 122% of the target payout. For the year ended January 2, 2021, the Company recorded $2.9 million of share-based compensation expense, which is included in SG&A expenses on the Consolidated Statement of Operations. A related liability associated with these awards of $2.9 million was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of January 2, 2021.
The table below summarizes the share-based compensation expense for the years ended January 2, 2021, December 28, 2019, and December 29, 2018. Share-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Operations. As referenced below: (i) “Performance-based RSUs” represent restricted share units with performance-based vesting, (ii) “Time-based RSUs” represent restricted share units with time-based vesting, (iii) “Stock options” represent non-qualified stock options, (iv) “Director share awards” represent common shares issued in consideration of the annual board retainer fee to non-management members of our Board of Directors, and (v) the “ESPP” represents the Primo Water Corporation Employee Share Purchase Plan, under which common shares are issued to eligible employees at a discount through payroll deductions.

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
Stock options	$5.5	$3.3	$5.3
Performance-based RSUs	7.8	5.7	7.0
Time-based RSUs	4.9	2.1	3.8
Director share awards	1.3	1.1	1.0
Liability-classified awards	2.9	—	—
Employee Share Purchase Plan	0.3	0.2	0.3
Total [1]	$22.7	$12.4	$17.4
______________________
1     Includes $0.6 million and $0.7 million of share-based compensation expense from our discontinued operations, which were included in net income from discontinued operations, net of income taxes on the Consolidated Statements of Operations for the years ended January 2, 2021 and December 28, 2019, respectively, and a reduction of $1.7 million of share-based compensation expense from our discontinued operations, which were included in net income from discontinued operations, net of income taxes on the Consolidated Statement of Operations for the year ended December 29, 2018.

On August 4, 2020, we amended the Equity Plans to provide for defined criteria for a retirement along with continued vesting of equity awards upon a retirement. The total incremental compensation expense associated with the modification was $5.9 million and was included in SG&A expenses on the Consolidated Statement of Operations for the year ended January 2, 2021.
On August 1, 2018, in connection with the appointment of Mr. Jerry Fowden to executive chairman of the Board effective December 30, 2018, the Board approved the modification of certain outstanding awards issued to Mr. Fowden. The modified awards will continue to vest in accordance with their normal applicable vesting schedules regardless of continued service. The total incremental compensation expense associated with the modification was $5.5 million for the year ended December 29, 2018.
The tax benefit recognized related to share-based compensation expense for the fiscal year ended January 2, 2021 was $0.8 million (December 28, 2019 - $0.6 million; December 29, 2018 - $0.9 million).

As of January 2, 2021, the unrecognized share-based compensation expense and weighted average years over which we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of January 2, 2021	Weighted average years expected to recognize compensation
Stock options	$4.5	2.0
Performance-based RSUs	5.8	2.4
Time-based RSUs	4.0	2.0
Total	$14.3

Stock Options
During 2020, 2019 and 2018 approximately 1,053,600, 1,138,000, and 1,182,400 options were granted to certain employees under the Amended and Restated Equity Plan at a weighted-average exercise price of $15.48, $13.68, and $14.67 per share, respectively. The weighted-average grant date fair value of the options was estimated to be $4.63, $3.42, and $3.87 per share in 2020, 2019 and 2018, respectively, using the Black-Scholes option pricing model. The contractual term of an option granted is fixed by the Amended and Restated Equity Plan and cannot exceed ten years from the grant date.
The grant date fair value of each option granted during 2020, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Risk-free interest rate	0.7%	1.8%	2.8%
Average expected life (years)	6.0	6.0	5.6
Expected volatility	36.2%	29.0%	28.8%
Expected dividend yield	1.6%	1.8%	1.6%

The following table summarizes the activity for Company stock options:

	Stock Options (in thousands)	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	5,006	$11.41	8.1	$26,952.3
Granted	1,182	14.67
Exercised	(734)	10.04		4,408.1
Forfeited or expired	(8)	10.64
Outstanding at December 29, 2018	5,446	$12.30	7.3	$11,993.0
Granted	1,138	13.68
Exercised	(91)	10.47		389.1
Forfeited or expired	—	—
Outstanding at December 28, 2019	6,493	$12.57	6.9	$11,045.4
Granted	1,054	15.48
Exercised	(252)	10.27		1,185.9
Forfeited or expired	(25)	11.98
Outstanding at January 2, 2021	7,270	$13.07	6.5	$20,659.3
Exercisable at January 2, 2021	5,146	$12.38	5.4	$18,572.7
Vested or expected to vest at January 2, 2021	7,270	$13.07	6.5	$20,659.3

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on the New York Stock Exchange on December 31, 2020, which was $15.68 (December 27, 2019—$13.45; December 28, 2018—$13.66), and the exercise price, multiplied by the number of in-the-money stock options as of the same date.
Stock options granted during the year ended January 2, 2021 vest in three equal annual installments on the first, second and third anniversaries of the date of grant.
The total amount of cash received from the exercise of stock options was $2.0 million during the fiscal year ended January 2, 2021 with an associated tax benefit of $0.1 million realized. The total amount of cash received from the exercise of stock options was not material during the fiscal year ended December 28, 2019 with no associated tax benefit realized. The total amount of cash received from the exercise of stock options was $5.0 million during the fiscal year ended December 29, 2018 with $0.2 million associated tax benefit realized. The total fair value of options that vested during the year ended January 2, 2021 was $15.8 million (December 28, 2019 — $19.0 million; December 29, 2018 — $16.8 million).
Other Awards
In 2020, we granted 118,059 common shares to the non-management members of our Board of Directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $1.3 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.
Additionally, in 2020, we granted 458,000 Performance-based RSUs, which vest at the end of a three-year performance period beginning on the first day of our 2021 fiscal year, and ending on the last day of our 2023 fiscal year. The number of shares ultimately awarded will be based upon the performance payout rate, which can range from 0% to 200% of the awards granted. The Performance-based RSUs vest primarily on the Company’s achievement of average annual return on invested capital (“ROIC”) and aggregate revenues for the applicable performance period (the “Performance Objectives”). The number of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the Performance Objectives achieved during the vesting period. The Company also granted 542,000 Time-based RSUs, which vest over three years in equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.

	Number of Performance-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at December 31, 2017	2,899	$9.15	502	$13.14
Awarded	312	14.67	208	14.67
Awarded in connection with modification	246	9.21	—	—
Issued	(686)	9.32	(269)	13.07
Forfeited	(1,106)	6.55	(14)	13.24
Balance at December 29, 2018	1,665	$13.90	427	$14.23
Awarded	285	13.69	216	13.69
Awarded in connection with modification	190	11.22	—	—
Issued	(441)	11.30	(239)	13.38
Forfeited	(100)	12.33	(7)	14.89
Outstanding at December 28, 2019	1,599	$14.36	397	$14.43
Awarded	458	15.64	542	14.85
Awarded in connection with modification	344	17.50	—	—
Issued	(842)	16.80	(371)	13.82
Forfeited	(374)	16.03	(20)	14.18
Outstanding at January 2, 2021	1,185	$15.27	548	$14.75
Vested or expected to vest at January 2, 2021	1,279	$15.44	548	$14.75

The total fair value of Performance-based RSUs vested and issued during the years ended January 2, 2021, December 28, 2019 and December 29, 2018 were $14.1 million, $5.0 million and $6.4 million. The total fair value of Time-based RSUs vested and issued during the years ended January 2, 2021, December 28, 2019, and December 29, 2018 were $5.1 million, $3.2 million, and $3.5 million.
Employee Share Purchase Plan
The Company has maintained the Primo Water Corporation Employee Share Purchase Plan (the “ESPP”) since 2015. The ESPP qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 3,000,000 shares of Primo common shares through payroll deductions. Eligible employees who choose to participate may purchase Primo common shares at 90% of market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Primo common shares. The Company recognized $0.3 million, $0.2 million and $0.3 million of share-based compensation expense in SG&A expenses in the Consolidated Statements of Operations for 2020, 2019 and 2018, respectively. At January 2, 2021, 2,452,739 shares remained available for issuance under the ESPP.

Note 10—Common Shares and Net (Loss) Income per Common Share
Common Shares
On May 1, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of Primo's outstanding shares over a 12-month period commencing on May 7, 2018 (the “Initial Repurchase Plan”). Since that date, for the year ended December 29, 2018, we repurchased 2,973,282 common shares for approximately $46.0 million through open market transactions under the Initial Repurchase Plan. Shares purchased under the Initial Repurchase Plan were subsequently canceled.
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of Primo ’s outstanding common shares over a 12-month period commencing on December 14, 2018 (the “Second Repurchase Plan”). Since that date, for the years ended December 28, 2019 and December 29, 2018, we repurchased 2,006,789 and 1,590,088 common shares for approximately $27.8 million and $22.2 million, respectively, through open market transactions under the Second Repurchase Plan. Shares purchased under the Second Repurchase Plan were subsequently canceled. During the second quarter of 2019, we utilized all funds under the Second Repurchase Plan.
On December 11, 2019, our Board of Directors approved a new share repurchase program for up to $50.0 million of Primo’s outstanding common shares over a 12-month period (the “New Repurchase Plan”). We made no repurchases of our common shares under the New Repurchase Plan for the year ended December 28, 2019. For the year ended January 2, 2021, we repurchased 2,316,835 common shares for $25.0 million through open market transactions under the New Repurchase Plan. Shares purchased under the New Repurchase Plan were subsequently canceled. The New Repurchase Plan expired on December 15, 2020 and no further purchases will be made under such plan.
On March 2, 2020, the Company completed the Legacy Primo Acquisition, with 26,497,015 common shares issued at $14.25 per share to holders of Legacy Primo (see Note 5 to the Consolidated Financial Statements).
Net (Loss) Income Per Common Share
Basic net (loss) income per common share is calculated by dividing net (loss) income attributable to Primo Water Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing diluted net (loss) income attributable to Primo Water Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, and Time-based RSUs during the periods presented.

Set forth below is a reconciliation of the numerator and denominator for the diluted net (loss) income per common share computations for the periods indicated:

	For the Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Numerator (in millions):
Net (loss) income attributable to Primo Water Corporation
Continuing operations	$(156.8)	$(10.8)	$15.4
Discontinued operations	25.1	13.7	367.5
Net (loss) income	(131.7)	2.9	382.9
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	155,446	135,224	139,097
Basic Earnings Per Share:
Continuing operations	(1.01)	(0.08)	0.11
Discontinued operations	0.16	0.10	2.64
Net (loss) income	(0.85)	0.02	2.75
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	155,446	135,224	139,097
Dilutive effect of Stock Options	—	—	1,199
Dilutive effect of Performance based RSUs	—	—	900
Dilutive effect of Time-based RSUs	—	—	240
Weighted average common shares outstanding - diluted	155,446	135,224	141,436
Diluted Earnings Per Share:
Continued operations	(1.01)	(0.08)	0.11
Discontinued operations	0.16	0.10	2.60
Net (loss) income	(0.85)	0.02	2.71

The following table summarizes anti-dilutive securities excluded from the computation of diluted net (loss) income per common share for the periods indicated:

	For the Year Ended
(in thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Stock options	7,270	6,493	2,095
Performance-based RSUs [1]	1,185	1,594	564
Time-based RSUs [2]	548	397	148
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of pre-tax income for these awards.
2     Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.

Note 11—Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, purified bottled water, self-service refill drinking water, premium spring, sparkling and flavored water, mineral water, filtration equipment and coffee.

During the second quarter of 2020, we implemented a restructuring program intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and, as a result, reorganized into two reporting segments as follows: North America (which includes our DSS, Aquaterra, Mountain Valley, and Legacy Primo businesses) and Rest of World (which includes our Eden, Aimia, Decantae, and Farrers businesses). Our corporate oversight function and other miscellaneous expenses are aggregated and included in the All Other category. Segment reporting results have been recast to reflect these changes for all periods presented.

	January 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net	$1,493.2	$460.3	$—	$1,953.5
Depreciation and amortization	142.4	58.4	1.3	202.1
Operating income (loss)	132.1	(111.4)	(72.9)	(52.2)
Property, plant and equipment, net	550.7	134.1	0.8	685.6
Goodwill	982.1	302.2	—	1,284.3
Intangible assets, net	759.7	222.9	5.0	987.6
Total segment assets [1]	2,729.7	841.3	33.7	3,604.7
Additions to property, plant and equipment	87.0	27.2	(0.2)	114.0
______________________
1     Excludes intersegment receivables, investments and notes receivable.

	December 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net	$1,269.8	$518.4	$7.2	$1,795.4
Depreciation and amortization	113.1	55.2	0.3	168.6
Operating income (loss)	92.7	29.1	(46.8)	75.0
Property, plant and equipment, net	433.2	123.8	1.1	558.1
Goodwill	673.1	374.4	—	1,047.5
Intangible assets, net	358.8	237.2	1.0	597.0
Total segment assets [1]	1,874.5	941.6	48.3	2,864.4
Additions to property, plant and equipment	70.7	30.2	0.4	101.3
______________________
1     Excludes intersegment receivables, investments and notes receivable.

	December 29, 2018
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net [1]	$1,188.4	$521.9	$80.7	$1,791.0
Depreciation and amortization	113.5	57.2	1.0	171.7
Operating income (loss)	69.2	26.8	(53.3)	42.7
Additions to property, plant and equipment	72.3	40.0	2.5	114.8
______________________
1     All Other includes $4.2 million of related party concentrate sales to discontinued operations for the year ended December 29, 2018.

Reconciliation of Segment Assets to Total Assets (in millions of U.S. dollars)	December 28, 2019
Segment assets [1]	$2,864.4
Assets of discontinued operations [1]	526.5
Total assets	$3,390.9
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
Revenues are attributed to countries based on the location of the customer. Revenues generated from sales to external customers by geographic area were as follows:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019	December 29, 2018
United States	$1,429.6	$1,210.0	$1,205.0
United Kingdom	142.2	172.0	173.2
Canada	64.1	67.0	64.1
All other countries	317.6	346.4	348.7
Total	$1,953.5	$1,795.4	$1,791.0

Revenues by channel by reporting segment were as follows:

	For the Year Ended January 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$965.8	$211.6	$—	$1,177.4
Water Refill/Water Filtration	175.1	29.3	—	204.4
Other Water	160.7	63.5	—	224.2
Water Dispensers	75.9	—	—	75.9
Other	115.7	155.9	—	271.6
Total	$1,493.2	$460.3	$—	$1,953.5

	For the Year Ended December 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$905.1	$252.7	$—	$1,157.8
Water Refill/Water Filtration	35.6	26.8	—	62.4
Other Water	157.8	59.4	—	217.2
Other	171.3	179.5	7.2	358.0
Total	$1,269.8	$518.4	$7.2	$1,795.4

	For the Year Ended December 29, 2018
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$841.0	$261.5	$—	$1,102.5
Water Refill/Water Filtration	35.7	26.0	—	61.7
Other Water	159.5	55.5	—	215.0
Other	152.2	178.9	80.7	411.8
Total	$1,188.4	$521.9	$80.7	$1,791.0

Property, plant and equipment, net by geographic area as of January 2, 2021 and December 28, 2019 were as follows:

(in millions of U.S. dollars)	January 2, 2021	December 28, 2019
United States	$527.4	$415.7
United Kingdom	21.9	20.9
Canada	24.1	18.6
All other countries [1]	112.2	102.9
Total	$685.6	$558.1
______________________
1     No individual country is greater than 10% of total property, plant and equipment, net as of January 2, 2021 and December 28, 2019.

Note 12—Accounts Receivable, Net
The following table summarizes accounts receivable, net as of January 2, 2021 and December 28, 2019:

(in millions of U.S. dollars)	January 2, 2021	December 28, 2019
Trade receivables	$226.5	$209.9
Allowance for doubtful accounts	(20.7)	(8.8)
Other	16.5	15.6
Total	$222.3	$216.7

Note 13—Inventories
The following table summarizes inventories as of January 2, 2021 and December 28, 2019:

(in millions of U.S. dollars)	January 2, 2021	December 28, 2019
Raw materials	$43.6	$23.8
Finished goods	28.0	24.2
Resale items	11.1	14.0
Other	1.1	0.9
Total	$83.8	$62.9

Note 14—Property, Plant and Equipment, Net
The following table summarizes property, plant and equipment, net as of January 2, 2021 and December 28, 2019:

	January 2, 2021				December 28, 2019
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$95.8	$—	$95.8	$95.3	$—	$95.3
Buildings	10-40	93.5	32.2	61.3	88.9	26.9	62.0
Machinery and equipment	5-15	167.2	85.6	81.6	146.8	66.0	80.8
Plates, films and molds	1-10	1.8	0.9	0.9	1.5	0.6	0.9
Vehicles and transportation equipment	3-15	94.6	66.6	28.0	90.3	59.5	30.8
Leasehold improvements [1]		21.0	13.1	7.9	19.8	10.7	9.1
IT Systems	3-7	17.8	12.2	5.6	15.6	9.9	5.7
Furniture and fixtures	3-10	12.7	10.1	2.6	12.0	8.6	3.4
Customer equipment [2]	3-7	470.2	189.3	280.9	339.7	144.9	194.8
Returnable bottles [3]	3-5	102.5	52.5	50.0	82.0	37.1	44.9
Finance leases [4]		88.4	17.4	71.0	37.6	7.2	30.4
Total		$1,165.5	$479.9	$685.6	$929.5	$371.4	$558.1
______________________
1     Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.
2     Customer equipment consists of coolers, brewers, refrigerators, water purification devices and storage racks held on site at customer locations.
3     Returnable bottles are those bottles on site at customer locations.
4     Our recorded assets under finance leases relate to machinery and equipment, customer equipment, IT systems, customer equipment and vehicles and transportation equipment.

The amounts above include construction in progress of $1.2 million and $2.4 million for 2020 and 2019, respectively.
Depreciation expense, which includes depreciation recorded for assets under finance leases, for the year ended January 2, 2021 was $138.8 million (2019 - $112.1 million; 2018 - $108.7 million).

Note 15—Intangible Assets, Net
The following table summarizes intangible assets, net as of January 2, 2021 and December 28, 2019:

	January 2, 2021			December 28, 2019
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Trademarks	$455.5	$—	$455.5	$287.1	$—	$287.1
Total intangible assets not subject to amortization	$455.5	$—	$455.5	$287.1	$—	$287.1
Subject to amortization
Customer relationships	809.5	324.3	485.2	534.9	267.5	267.4
Patents	19.2	6.4	12.8	15.2	4.0	11.2
Software	62.5	38.2	24.3	49.4	28.0	21.4
Other	15.9	6.1	9.8	14.9	5.0	9.9
Total intangible assets subject to amortization	$907.1	$375.0	$532.1	$614.4	$304.5	$309.9
Total intangible assets	$1,362.6	$375.0	$987.6	$901.5	$304.5	$597.0

Amortization expense of intangible assets was $63.3 million during 2020 (2019 - $56.5 million; 2018 - $63.0 million).
The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(in millions of U.S. dollars)
2021	$60.3
2022	56.4
2023	48.0
2024	41.4
2025	35.6
Thereafter	290.4
Total	$532.1

Note 16—Accounts Payable and Accrued Liabilities
The following table summarizes accounts payable and accrued liabilities as of January 2, 2021 and December 28, 2019:

(in millions of U.S. dollars)	January 2, 2021	December 28, 2019
Trade payables	$135.2	$126.5
Accrued compensation	55.5	46.8
Accrued sales incentives	9.9	7.1
Accrued interest	14.8	23.9
Payroll, sales and other taxes	25.2	16.0
Accrued deposits	70.1	77.1
Self-insurance liabilities	15.5	17.5
Other accrued liabilities	61.5	55.7
Total	$387.7	$370.6

Note 17—Debt
Our total debt as of January 2, 2021 and December 28, 2019 was as follows:

	January 2, 2021			December 28, 2019
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
5.500% senior notes due in 2024	$—	$—	$—	$499.3	$5.8	$493.5
5.500% senior notes due in 2025	750.0	7.0	743.0	750.0	8.2	741.8
3.875% senior notes due in 2028	551.9	8.3	543.6	—	—	—
Revolving Credit Facility	104.8	—	104.8	—	—	—
ABL facility	—	—	—	92.0	—	92.0
Short-term borrowings	2.9	—	2.9	0.4	—	0.4
Finance leases	71.5	—	71.5	29.4	—	29.4
Other debt financing	4.9	—	4.9	1.3	—	1.3
Total debt	$1,486.0	$15.3	$1,470.7	$1,372.4	$14.0	$1,358.4
Less: Short-term borrowings and current debt:
Revolving Credit Facility	104.8	—	104.8	—	—	—
ABL facility	—	—	—	92.0	—	92.0
Short-term borrowings	2.9	—	2.9	0.4	—	0.4
Finance leases - current maturities	13.2	—	13.2	5.8	—	5.8
Other debt financing	4.7	—	4.7	1.1	—	1.1
Total current debt	$125.6	$—	$125.6	$99.3	$—	$99.3
Total long-term debt	$1,360.4	$15.3	$1,345.1	$1,273.1	$14.0	$1,259.1

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long-Term Debt (including current)
2021	$125.6
2022	12.8
2023	12.4
2024	11.0
2025	760.7
Thereafter	563.5
$1,486.0

Revolving Credit Facility
On March 6, 2020, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as parent borrower, Primo Water Holdings Inc. and certain other subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.
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

Borrowings under the Revolving Credit Facility were used to refinance in full and terminate our previously existing asset-based lending credit facility (“ABL facility”), governed by the Second Amended and Restated Credit Agreement, dated January 30, 2019, by and among the Company, the other loan parties party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto (as amended, the “ABL Credit Agreement”). Certain letters of credit outstanding under the ABL Credit Agreement were rolled over under the Revolving Credit Facility. We incurred approximately $3.4 million of financing fees in connection with the Revolving Credit Facility. The Revolving Credit Facility was considered to be a modification of the ABL facility under GAAP. These new financing fees along with $1.8 million of unamortized deferred costs of the ABL facility are being amortized using the straight-line method over the duration of the Revolving Credit Facility.
As of January 2, 2021, the outstanding borrowings under the Revolving Credit Facility were $104.8 million and were recorded in short-term borrowings on the Consolidated Balance Sheet. Outstanding letters of credit totaled $50.6 million resulting in total utilization under the Revolving Credit Facility of $155.4 million. Accordingly, unused availability under the Revolving Credit Facility as of January 2, 2021 amounted to $194.6 million.
The weighted average effective interest rate at January 2, 2021 on the Revolving Credit Facility outstanding borrowings was 2.1%. The weighted average effective interest rate at December 28, 2019 on the ABL facility outstanding borrowings was 3.4%. The effective interest rates are based on our aggregate availability.
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
3.875% Senior Notes due in 2028
On October 22, 2020, we issued €450.0 million ($551.9 million at exchange rates in effect on January 2, 2021) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility, the €450.0 million of 5.500% senior notes due July 1, 2024 (“2024 Notes”) and the $750.0 million of 5.500% senior notes due April 1, 2025 (“2025 Notes”). The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021. The proceeds of the 2028 Notes, along with borrowings from the Revolving Credit Facility, were used to redeem in full the 2024 Notes and pay related premiums, fees and expenses.
We incurred approximately $8.5 million of financing fees for the issuance of the 2028 Notes. The financing fees are being amortized using the effective interest method over a period of eight years, which represents the term to maturity of the 2028 Notes.
5.500% Senior Notes due in 2025
In March 2017, we issued $750.0 million of our 2025 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. (formerly Cott Holdings Inc.), and most of our U.S., Canadian, U.K. and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017. The proceeds of the 2025 Notes were used to redeem in full $625.0 million of our 6.750% senior notes due 2020, redeem $100.0 million aggregate principal amount of our 10.000% senior secured notes due 2021 and to pay related fees and expenses.
We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over a period of eight years, which represents the term to maturity of the 2025 Notes.

5.500% Senior Notes due in 2024
In June 2016, we issued €450.0 million of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A and Regulation S under the Securities Act and other applicable laws. The 2024 Notes were issued by us, and most of our U.S., Canadian, U.K. and Dutch subsidiaries guaranteed the 2024 Notes.
We incurred approximately $11.3 million of financing fees for the issuance of the 2024 Notes and $11.0 million of bridge financing commitment fees and professional fees in connection with the acquisition of Eden. The financing fees were being amortized using the effective interest method over a period of eight years, which represented the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were expensed as incurred.
On October 22, 2020, we used the €450.0 million proceeds of the 2028 Notes (U.S. $533.5 million at the exchange rate in effect on October 22, 2020), along with borrowings from the Revolving Credit Facility, to redeem in full the 2024 Notes. The redemption of the 2024 Notes included $14.7 million in premium payments, accrued interest of $9.0 million, and the write-off of $5.1 million in deferred financing fees.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of January 2, 2021, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
Revolving Credit Facility
The Credit Agreement has two financial covenants, a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which the Company consummates a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. The Company was in compliance with these financial covenants as of January 2, 2021.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. The Company was in compliance with all covenants as of January 2, 2021.

Note 18—Retirement Plans
The Company maintains certain defined contribution (“DC”) retirement plans covering qualifying employees. The total expense with respect to these DC plans was $6.0 million for the year ended January 2, 2021 (2019—$5.2 million; 2018—$2.3 million).
The Company also maintains several defined benefit (“DB”) plans acquired as a part of acquisitions covering certain U.S. and non-U.S. employees, referred to as the U.S. and International Plans, respectively. Retirement benefits are based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Our U.S. Plan is closed to new participants and is frozen. The Company uses a January 2, 2021 measurement date for all DB plans. Any variation differences based on two days of trading are deemed immaterial.

Obligations and Funded Status
The following table summarizes the change in the projected benefit obligation, change in plan assets and unfunded status of the DB plans as of January 2, 2021 and December 28, 2019:

	January 2, 2021
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$8.6	$13.1	$21.7
Service cost	—	1.0	1.0
Interest cost	0.3	0.1	0.4
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(1.1)	(1.5)
Actuarial losses (gains)	1.0	(0.2)	0.8
Curtailment gains	—	(0.9)	(0.9)
Translation losses	—	1.1	1.1
Projected benefit obligation at end of year	$9.5	$13.4	$22.9
Change in Plan Assets
Plan assets beginning of year	$8.1	$5.9	$14.0
Employer contributions	0.3	0.5	0.8
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(0.8)	(1.2)
Curtailment losses	—	(0.6)	(0.6)
Expected return on plan assets	—	0.2	0.2
Actual return on plan assets	1.1	—	1.1
Translation gains	—	0.5	0.5
Fair value at end of year	$9.1	$6.0	$15.1
Funded Status of Plan
Projected benefit obligation	$(9.5)	$(13.4)	$(22.9)
Fair value of plan assets	9.1	6.0	15.1
Unfunded status	$(0.4)	$(7.4)	$(7.8)

	December 28, 2019
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$7.9	$10.8	$18.7
Plan amendment	—	0.4	0.4
Service cost	—	0.8	0.8
Interest cost	0.3	0.2	0.5
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(1.5)	(1.9)
Actuarial losses	0.8	1.5	2.3
Translation losses	—	0.6	0.6
Projected benefit obligation at end of year	$8.6	$13.1	$21.7
Change in Plan Assets
Plan assets beginning of year	$6.9	$5.8	$12.7
Employer contributions	0.3	0.5	0.8
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(1.0)	(1.4)
Settlement gains	—	0.2	0.2
Actual return on plan assets	1.3	(0.1)	1.2
Translation gains	—	0.2	0.2
Fair value at end of year	$8.1	$5.9	$14.0
Funded Status of Plan
Projected benefit obligation	$(8.6)	$(13.1)	$(21.7)
Fair value of plan assets	8.1	5.9	14.0
Unfunded status	$(0.5)	$(7.2)	$(7.7)

The accumulated benefit obligation for the U.S. Plans equaled $9.5 million and $8.6 million at the end of 2020 and 2019, respectively. The accumulated benefit obligation for the International Plans equaled $13.4 million and $13.1 million at the end of 2020 and 2019, respectively.
Periodic Pension Costs
The components of net periodic pension cost were as follows:

	January 2, 2021
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$1.0	$1.0
Interest cost	0.3	0.1	0.4
Expected return on plan assets	(0.5)	(0.1)	(0.6)
Curtailment gain	—	(0.3)	(0.3)
Net periodic pension (benefit) cost	$(0.2)	$0.7	$0.5

	December 28, 2019
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$0.8	$0.8
Interest cost	0.3	0.2	0.5
Expected return on plan assets	(0.5)	—	(0.5)
Net periodic pension (benefit) cost	$(0.2)	$1.0	$0.8

	December 29, 2018
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$0.8	$0.8
Interest cost	0.3	0.1	0.4
Expected return on plan assets	(0.5)	—	(0.5)
Recognized net gain due to settlement	—	(0.3)	(0.3)
Net periodic pension (benefit) cost	$(0.2)	$0.6	$0.4

Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive (loss) income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	January 2, 2021
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(0.4)	$(0.7)	$(1.1)
Total accumulated other comprehensive loss	$(0.4)	$(0.7)	$(1.1)

	December 28, 2019
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(0.1)	$(0.9)	$(1.0)
Total accumulated other comprehensive loss	$(0.1)	$(0.9)	$(1.0)

	December 29, 2018
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial (loss) income	$(0.1)	$0.4	$0.3
Total accumulated other comprehensive (loss) income	$(0.1)	$0.4	$0.3

Actuarial Assumptions
The following table summarizes the weighted average actuarial assumptions used to determine the projected benefit obligation:

	For the Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
U.S. Plans
Discount rate	2.0%	3.0%	4.0%
Expected long-term rate of return on plan assets	6.3%	6.3%	6.3%
International Plans
Discount rate	1.3%	1.1%	2.4%
Expected long-term rate of return on plan assets	2.1%	1.3%	2.7%
Rate of compensation increase	1.2%	2.7%	1.4%
CPI Inflation factor	0.1%	0.3%	0.3%

The following table summarizes the weighted average actuarial assumptions used to determine net periodic benefit cost:

	For the Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
U.S. Plans
Discount rate	3.0%	4.0%	3.5%
Expected long-term rate of return on plan assets	6.3%	6.3%	6.3%
International Plans
Discount rate	1.3%	1.1%	2.4%
Expected long-term rate of return on plan assets	2.1%	1.3%	2.7%
Inflation factor	0.1%	0.3%	0.3%

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
Asset Mix
Our DB plans weighted-average asset allocations by asset category were as follows:

	January 2, 2021	December 28, 2019
U.S. Plans
Equity securities	48.2%	46.3%
Fixed income investments	51.8%	53.7%
International Plans
Equity securities	57.3%	56.8%
Fixed income investments	32.6%	33.2%
Real estate	10.1%	10.0%

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

Cash Flows
We expect to contribute $0.7 million to the DB plans during the 2021 fiscal year.
The following benefit payments are expected to be paid in the periods indicated below:

(in millions of U.S. dollars)	U.S.	International	Total
Expected benefit payments
FY 2021	$0.5	$1.1	$1.6
FY 2022	0.5	0.7	1.2
FY 2023	0.5	0.5	1.0
FY 2024	0.5	0.7	1.2
FY 2025	0.5	0.6	1.1
FY 2026 through FY 2030	2.6	9.2	11.8

The fair values of the Company’s U.S. Plan assets are measured daily at their net asset value and valued at $9.1 million and $8.1 million at January 2, 2021 and December 28, 2019, respectively.
The fair values of the Company’s International Plan assets at January 2, 2021 and December 28, 2019 were as follows:

	January 2, 2021
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Mutual funds:
Non-U.S. equity securities	1.8	—	—
Fixed income:
Non-U.S. bonds	1.6	—	—
Insurance contract	—	2.0	—
Real estate:
Real estate	—	0.6	—
Total	$3.4	$2.6	$—

	December 28, 2019
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Mutual funds:
Non-U.S. equity securities	1.6	—	—
Fixed income:
Non-U.S. bonds	1.7	—	—
Insurance contract	—	2.0	—
Real estate:
Real estate	—	0.6	—
Total	$3.3	$2.6	$—

Note 19—Consolidated Accumulated Other Comprehensive (Loss) Income
With the Traditional Business Divestiture in 2018, the foreign currency translation balances associated with the Traditional Business were recognized in earnings in the period of disposition. Changes in consolidated accumulated other comprehensive (loss) income (“AOCI”) by component for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance December 31, 2017	$(1.4)	$(16.8)	$(76.2)	$(94.4)
OCI before reclassifications	(14.5)	0.2	(25.5)	(39.8)
Amounts reclassified from AOCI	6.2	16.9	9.4	32.5
Net current-period OCI	(8.3)	17.1	(16.1)	(7.3)
Balance December 29, 2018	$(9.7)	$0.3	$(92.3)	$(101.7)
OCI before reclassifications	12.9	(1.3)	13.6	25.2
Amounts reclassified from AOCI	8.0	—	—	8.0
Net current-period OCI	20.9	(1.3)	13.6	33.2
Balance December 28, 2019	$11.2	$(1.0)	$(78.7)	$(68.5)
OCI before reclassifications	(8.7)	(0.1)	(6.9)	(15.7)
Amounts reclassified from AOCI	(2.5)	—	—	(2.5)
Net current-period OCI	(11.2)	(0.1)	(6.9)	(18.2)
Balance January 2, 2021	$—	$(1.1)	$(85.6)	$(86.7)
______________________
1     All amounts are net of tax.

The following table summarizes the amounts reclassified from AOCI to total net (loss) income for the years ended January 2, 2021, December 28, 2019 and December 29, 2018:

(in millions of U.S. dollars)	For the Year Ended			Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	January 2, 2021	December 28, 2019	December 29, 2018
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$0.1	$(8.0)	$(6.2)	Cost of sales
Commodity hedges [2]	$2.4	$—	$—	Gain on sale of discontinued operations
	$2.5	$(8.0)	$(6.2)	Total before taxes
	—	—	—	Tax (expense) or benefit
	$2.5	$(8.0)	$(6.2)	Net of tax
Amortization of pension benefit plan items
Recognized net actuarial loss [3]	$—	$—	$(16.9)	Gain on sale of discontinued operations
	—	—	(16.9)	Total before taxes
	—	—	—	Tax (expense) or benefit
	$—	$—	$(16.9)	Net of tax
Foreign currency translation adjustments	—	—	(9.4)	Gain on sale of discontinued operations
Total reclassifications for the period	$2.5	$(8.0)	$(32.5)	Net of tax
______________________
1     Amounts in parenthesis indicate debits.
2     Net of $1.3 million of associated tax impact that resulted in a decrease to the gain on the sale of discontinued operations for the year ended January 2, 2021.
3     Net of $3.6 million of associated tax impact that resulted in an increase to the gain on the sale of discontinued operations for the year ended December 29, 2018.
Note 20—Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
We had $50.6 million in standby letters of credit outstanding as of January 2, 2021 ($47.4 million—December 28, 2019; $46.1 million—December 29, 2018).
We have future purchase obligations of $30.4 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
Guarantees
After completion of the Traditional Business Divestiture, the Company continues to provide contractual payment guarantees to two third-party lessors of certain real property used in the Traditional Business. The leases were conveyed to Refresco as part of the Traditional Business Divestiture, but the Company’s guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $19.0 million as of January 2, 2021 was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. Discussions with the landlords are ongoing. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

Note 21—Fair Value Measurements
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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of January 2, 2021 and December 28, 2019 were as follows:

	January 2, 2021		December 28, 2019
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2024 [1,2]	$—	$—	$493.5	$514.5
5.500% senior notes due in 2025 [1,2]	743.0	767.2	741.8	775.3
3.875% senior notes due in 2028 [1,2]	543.6	559.9	—	—
Total	$1,286.6	$1,327.1	$1,235.3	$1,289.8
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2     Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of January 2, 2021 and December 28, 2019 (see Note 17 to the Consolidated Financial Statements).

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

Note 22—Quarterly Financial Information (unaudited)

	Year Ended January 2, 2021
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$474.2	$456.8	$517.5	$505.0	$1,953.5
Cost of sales	200.9	202.1	213.4	223.2	839.6
Gross profit	273.3	254.7	304.1	281.8	1,113.9
Selling, general and administrative expenses	255.1	246.7	257.2	247.6	1,006.6
Loss on disposal of property plant and equipment, net	1.4	2.5	2.3	4.4	10.6
Acquisition and integration expenses	20.8	4.3	3.3	5.3	33.7
Goodwill and intangible asset impairment charges	—	115.2	—	—	115.2
Operating (loss) income	(4.0)	(114.0)	41.3	24.5	(52.2)
Net (loss) income from continuing operations	(27.4)	(131.7)	22.3	(20.0)	(156.8)
Net income (loss) from discontinued operations, net of income taxes	30.9	(4.3)	(0.3)	(1.2)	25.1
Net income (loss) attributable to Primo Water Corporation	$3.5	$(136.0)	$22.0	$(21.2)	$(131.7)
Per share data:
Net income (loss) per common share attributable to Primo Water Corporation
Basic:
Continuing operations	$(0.19)	$(0.82)	$0.14	$(0.12)	$(1.01)
Discontinued operations	$0.22	$(0.03)	$—	$(0.01)	$0.16
Net income (loss)	$0.02	$(0.85)	$0.14	$(0.13)	$(0.85)
Diluted:
Continuing operations	$(0.19)	$(0.82)	$0.14	$(0.12)	$(1.01)
Discontinued operations	$0.22	$(0.03)	$—	$(0.01)	$0.16
Net income (loss)	$0.02	$(0.85)	$0.14	$(0.13)	$(0.85)

	Year Ended December 28, 2019
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$427.7	$455.6	$472.1	$440.0	$1,795.4
Cost of sales	184.6	184.0	185.8	179.8	734.2
Gross profit	243.1	271.6	286.3	260.2	1,061.2
Selling, general and administrative expenses	235.8	245.7	244.2	236.5	962.2
Loss on disposal of property, plant and equipment, net	1.9	1.7	1.1	2.9	7.6
Acquisition and integration expenses	4.7	2.7	2.6	6.4	16.4
Operating income	0.7	21.5	38.4	14.4	75.0
Net (loss) income from continuing operations	(22.7)	2.7	7.3	1.9	(10.8)
Net income from discontinued operations, net of income taxes	3.0	1.7	2.8	6.2	13.7
Net (loss) income attributable to Primo Water Corporation	$(19.7)	$4.4	$10.1	$8.1	$2.9
Per share data:
Net (loss) income per common share attributable to Primo Water Corporation
Basic:
Continuing operations	$(0.17)	$0.02	$0.05	$0.01	$(0.08)
Discontinued operations	$0.03	$0.01	$0.02	$0.05	$0.10
Net (loss) income	$(0.14)	$0.03	$0.07	$0.06	$0.02
Diluted:
Continuing operations	$(0.17)	$0.02	$0.05	$0.01	$(0.08)
Discontinued operations	$0.03	$0.01	$0.02	$0.05	$0.10
Net (loss) income	$(0.14)	$0.03	$0.07	$0.06	$0.02

Note 23—Subsequent Events
On February 23, 2021, the Board of Directors declared a dividend of $0.06 per common share, payable in cash on March 29, 2021 to shareowners of record at the close of business on March 12, 2021.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year Ended January 2, 2021
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(8.8)	$0.1	$(13.4)	$(4.0)	$5.4	$(20.7)
Inventories	(1.2)	—	(0.6)	—	—	(1.8)
Deferred tax assets	(120.3)	—	(28.5)	(7.7)	—	(156.5)
	$(130.3)	$0.1	$(42.5)	$(11.7)	$5.4	$(179.0)

(in millions of U.S. dollars)	Year Ended December 28, 2019
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(9.6)	$—	$(12.7)	$0.1	$13.4	$(8.8)
Inventories	(1.4)	—	—	—	0.2	(1.2)
Deferred tax assets	(98.0)	—	(19.7)	(2.6)	—	(120.3)
	$(109.0)	$—	$(32.4)	$(2.5)	$13.6	$(130.3)

(in millions of U.S. dollars)	Year Ended December 29, 2018
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(8.0)	$—	$(13.7)	$9.8	$2.3	$(9.6)
Inventories	(1.5)	—	(0.3)	—	0.4	(1.4)
Deferred tax assets [2]	(129.1)	—	4.2	26.9	—	(98.0)
	$(138.6)	$—	$(9.8)	$36.7	$2.7	$(109.0)
______________________
1     Deductions primarily represent uncollectible accounts written off.
2     Amounts charged to other accounts include $35.1 million related to the release of the U.S. valuation allowance recorded through discontinued operations as a result of the Traditional Business Divestiture.