Form 10-Q
period 2021-04-03
Primo Water Corp /CN/
filed 2021-05-07
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 3, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2021
Common Shares, no par value per share	161,132,135

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended
	April 3, 2021	March 28, 2020
Revenue, net	$478.4	$474.2
Cost of sales	213.9	200.9
Gross profit	264.5	273.3
Selling, general and administrative expenses	248.0	255.1
Loss on disposal of property, plant and equipment, net	2.1	1.4
Acquisition and integration expenses	1.3	20.8
Operating income (loss)	13.1	(4.0)
Other (income) expense, net	(0.4)	7.0
Interest expense, net	19.0	19.7
Loss from continuing operations before income taxes	(5.5)	(30.7)
Income tax expense (benefit)	4.7	(3.3)
Net loss from continuing operations	$(10.2)	$(27.4)
Net income from discontinued operations, net of income taxes	—	30.9
Net (loss) income	$(10.2)	$3.5

Net (loss) income per common share
Basic:
Continuing operations	$(0.06)	$(0.19)
Discontinued operations	$—	$0.22
Net (loss) income	$(0.06)	$0.02
Diluted:
Continuing operations	$(0.06)	$(0.19)
Discontinued operations	$—	$0.22
Net (loss) income	$(0.06)	$0.02
Weighted average common shares outstanding (in thousands)
Basic	160,634	141,139
Diluted	160,634	141,139

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	April 3, 2021	March 28, 2020
Net (loss) income	$(10.2)	$3.5
Other comprehensive income (loss):
Currency translation adjustment	6.5	(18.7)
Loss on derivative instruments, net of tax [1]	—	(11.2)
Comprehensive loss	$(3.7)	$(26.4)
______________________
1    Net of the effect of $3.0 million tax benefit and of $1.3 million associated tax impact that resulted in a decrease to the gain on sale of discontinued operations for the three months ended March 28, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	April 3, 2021	January 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$102.2	$115.1
Accounts receivable, net of allowance of $22.3 ($20.7 as of January 2, 2021)	230.8	222.3
Inventories	79.9	83.8
Prepaid expenses and other current assets	22.7	21.3
Total current assets	435.6	442.5
Property, plant and equipment, net	676.0	685.6
Operating lease right-of-use-assets	176.4	180.6
Goodwill	1,276.8	1,284.3
Intangible assets, net	969.5	987.6
Other long-term assets, net	24.1	24.1
Total assets	$3,558.4	$3,604.7
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$115.5	$107.7
Current maturities of long-term debt	15.2	17.9
Accounts payable and accrued liabilities	370.0	387.7
Current operating lease obligations	36.1	35.5
Total current liabilities	536.8	548.8
Long-term debt	1,321.0	1,345.1
Operating lease obligations	143.3	148.0
Deferred tax liabilities	152.3	148.1
Other long-term liabilities	68.3	67.8
Total liabilities	2,221.7	2,257.8
Shareholders' Equity
Common shares, no par value - 160,818,184 (January 2, 2021 - 160,406,464) shares issued	1,274.2	1,268.0
Additional paid-in-capital	81.6	84.5
Retained earnings	61.1	81.1
Accumulated other comprehensive loss	(80.2)	(86.7)
Total shareholders' equity	1,336.7	1,346.9
Total liabilities and shareholders' equity	$3,558.4	$3,604.7

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities of continuing operations:
Net (loss) income	$(10.2)	$3.5
Net income from discontinued operations, net of income taxes	—	30.9
Net loss from continuing operations	(10.2)	(27.4)
Adjustments to reconcile net loss from continuing operations to cash flows from operating activities:
Depreciation and amortization	53.1	45.0
Amortization of financing fees	0.8	0.9
Share-based compensation expense	2.4	2.4
Expense (benefit) for deferred income taxes	3.6	(3.5)
Loss on disposal of property, plant and equipment, net	2.1	1.4
Other non-cash items	0.2	6.0
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9.7)	(28.9)
Inventories	3.2	(0.6)
Prepaid expenses and other current assets	(2.2)	(1.5)
Other assets	0.1	0.7
Accounts payable and accrued liabilities and other liabilities	(14.7)	10.2
Net cash provided by operating activities from continuing operations	28.7	4.7
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	—	(422.6)
Additions to property, plant and equipment	(27.0)	(34.9)
Additions to intangible assets	(2.3)	(3.0)
Proceeds from sale of property, plant and equipment	0.1	0.3
Net cash used in investing activities from continuing operations	(29.2)	(460.2)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(3.4)	(2.7)
Proceeds from short-term borrowings	—	135.9
Payments on short-term borrowings	—	(109.9)
Issuance of common shares	1.0	0.6
Common shares repurchased and canceled	(3.1)	(31.9)
Financing fees	(0.7)	(2.5)
Equity issuance fees	—	(1.1)
Dividends paid to common shareholders	(9.7)	(9.8)
Payment of deferred consideration for acquisitions	(1.7)	(0.2)
Other financing activities	5.2	8.8
Net cash used in financing activities from continuing operations	(12.4)	(12.8)
Cash flows from discontinued operations:
Operating activities of discontinued operations	0.8	(17.3)
Investing activities of discontinued operations	—	394.5
Financing activities of discontinued operations	—	(0.1)
Net cash provided by discontinued operations	0.8	377.1
Effect of exchange rate changes on cash	(0.8)	(2.1)
Net decrease in cash, cash equivalents and restricted cash	(12.9)	(93.3)
Cash and cash equivalents and restricted cash, beginning of period	115.1	205.5
Cash and cash equivalents and restricted cash, end of period	$102.2	$112.2
Supplemental Non-cash Investing and Financing Activities:
Shares issued in connection with business combination	$—	$377.6
Accrued deferred financing fees	0.1	0.8
Dividends payable issued through accounts payable and accrued liabilities	0.1	0.2
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	17.9	11.5
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23.3	$15.7
Cash paid for income taxes, net	1.9	2.4

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 28, 2019	134,803	$892.3	$77.4	$265.0	$(68.5)	$1,166.2
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	(4.3)	—	(4.3)
Net income	—	—	—	3.5	—	3.5
Other comprehensive loss, net of tax	—	—	—	—	(29.9)	(29.9)
Common shares dividends ($0.06 per common share)	—	—	—	(9.6)	—	(9.6)
Share-based compensation	—	—	3.1	—	—	3.1
Common shares issued in connection with business combination and assumed vested awards, net of equity issuance costs of $1.1 million	26,497	376.5	2.9	—	—	379.4
Common shares repurchased and canceled	(2,776)	(22.2)	—	(9.7)	—	(31.9)
Common shares issued - Equity Incentive Plan	1,277	15.7	(11.8)	—	—	3.9
Common shares issued - Employee Stock Purchase Plan	25	0.4	(0.1)	—	—	0.3
Balance at March 28, 2020	159,826	$1,262.7	$71.5	$244.9	$(98.4)	$1,480.7

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 2, 2021	160,406	$1,268.0	$84.5	$81.1	$(86.7)	$1,346.9
Net loss	—	—	—	(10.2)	—	(10.2)
Other comprehensive income, net of tax	—	—	—	—	6.5	6.5
Common shares dividends ($0.06 per common share)	—	—	—	(9.8)	—	(9.8)
Share-based compensation	—	—	2.4	—	—	2.4
Common shares repurchased and canceled	(179)	(3.1)	—	—	—	(3.1)
Common shares issued - Equity Incentive Plan	565	8.9	(5.3)	—	—	3.6
Common shares issued - Employee Stock Purchase Plan	26	0.4	—	—	—	0.4
Balance at April 3, 2021	160,818	$1,274.2	$81.6	$61.1	$(80.2)	$1,336.7

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited

Note 1—Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading pure-play water solutions provider in North America, Europe and Israel. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units across its 21-country footprint representing a top five position.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. During 2020, our U.S. operations achieved a carbon neutral certification under the CarbonNeutral Protocol, an international standard administered by Natural Capital Partners. This certification is in addition to the certifications in our European operations where we have maintained carbon neutrality for the past nine consecutive years in many of our markets.
Basis of Presentation
The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of January 2, 2021 included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (our “2020 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in our 2020 Annual Report. The accounting policies used in these interim Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.
The presentation of these interim Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.
COVID-19 Pandemic
In response to the novel coronavirus (“COVID-19”) pandemic, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three months ended April 3, 2021, we received wage subsidies under these programs totaling $1.4 million. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. We have adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $8.6 million and $9.0 million were included in accounts payable and accrued liabilities and $7.5 million was included in other long-term liabilities on our Consolidated Balance Sheets as of April 3, 2021 and January 2, 2021, respectively.
Significant Accounting Policies
Included in Note 1 of our 2020 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.

Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our North America and Rest of World reporting segment branch locations to the end-user consumer of those products are recorded in SG&A expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $110.1 million and $120.0 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Recently adopted accounting pronouncements
Update ASU 2018-14 – Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)
In August 2018, the Financial Accounting Standards Board (“FASB”) amended its guidance on disclosure requirements for defined benefit plans. The update amends existing annual disclosure requirements applicable to all employers that sponsor defined benefit pension and other postretirement plans by adding, removing, and clarifying certain disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and are to be applied on a retrospective basis to all periods presented. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.
Recently issued accounting pronouncements
Update ASU 2020-04 – Reference Rate Reform (Topic 848)
In March 2020, the FASB issued guidance which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or any other reference rates expected to be discontinued because of reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through April 3, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Note 2—Discontinued Operations
In February 2020, the Company completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”) to Westrock Coffee Company, LLC, a Delaware limited liability company (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company (“S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to Westrock.
The Company used the proceeds of the S&D Divestiture to finance a portion of the acquisition of Primo Water Corporation (“Legacy Primo” and such transaction, the “Legacy Primo Acquisition”). See Note 4 to the Consolidated Financial Statements for additional information on the Legacy Primo Acquisition.

The major components of net income from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations include the following:

For the Three Months Ended
(in millions of U.S. dollars)	March 28, 2020
Revenue, net [1]	$97.1
Cost of sales	71.1
Operating loss from discontinued operations	(0.5)
Gain on sale of discontinued operations	60.5
Net income from discontinued operations, before income taxes	59.8
Income tax expense [2]	28.9
Net income from discontinued operations, net of income taxes	$30.9
______________________
1    Includes $1.0 million of related party sales to continuing operations for the three months ended March 28, 2020.
2    The S&D Divestiture resulted in tax expense on the gain on sale of $28.5 million and utilized a significant portion of the existing U.S. net operating loss carry-forwards.

Note 3—Revenue
Our principal sources of revenue are from bottled water delivery direct to consumers primarily in North America and Europe and from providing multi-gallon purified bottled water, self-service refill drinking water and water dispensers through retailers in North America. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our customer contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $10.6 million and $9.9 million on April 3, 2021 and January 2, 2021, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at April 3, 2021 and January 2, 2021 were $14.2 million and $11.7 million, respectively. The amount of revenue recognized in the three months ended April 3, 2021 that was included in the January 2, 2021 deferred revenue balance was $8.1 million.
The Company does not have any material contract assets as of April 3, 2021 and January 2, 2021.

Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	April 3, 2021	March 28, 2020
United States	$349.9	$334.6
United Kingdom	36.7	42.5
Canada	15.9	16.1
All other countries	75.9	81.0
Total	$478.4	$474.2

Note 4—Acquisitions
Legacy Primo Acquisition
In March 2020, the Company completed the Legacy Primo Acquisition, adding North America’s leading single source provider of multi-gallon purified bottled water, self-service refill drinking water and water dispensers sold through major retailers to the Company’s catalog of residential and commercial bottled water delivery businesses in North America and Europe. The Legacy Primo Acquisition was structured as an exchange offer to purchase all of the outstanding shares of common stock of Legacy Primo for per-share consideration of (i) $14.00 in cash, (ii) 1.0229 common shares plus cash in lieu of any fractional common share, or (iii) $5.04 in cash and 0.6549 common shares, at the election of Legacy Primo’s stockholders, subject to the proration procedures set forth in the merger agreement. Immediately following the consummation of the exchange offer, we indirectly acquired the remaining Legacy Primo shares through a merger between Legacy Primo and one of our wholly-owned subsidiaries.
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

The table below summarizes the previously reported estimated acquisition date fair values, measurement period adjustments recorded, and the final purchase price allocation of the assets acquired and the liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$1.3	$—	$1.3
Accounts receivable	21.6	—	21.6
Inventory	18.4	—	18.4
Prepaid expenses and other current assets	5.3	—	5.3
Property, plant and equipment	107.8	—	107.8
Operating lease right-of-use-assets	4.3	—	4.3
Goodwill	301.2	1.3	302.5
Intangible assets	421.6	—	421.6
Other assets	0.4	—	0.4
Current maturities of long-term debt	(2.3)	—	(2.3)
Accounts payable and accrued liabilities	(42.0)	(0.2)	(42.2)
Current operating lease obligations	(1.4)	—	(1.4)
Long-term debt	(5.6)	—	(5.6)
Operating lease obligations	(3.0)	—	(3.0)
Deferred tax liabilities	(27.6)	(1.1)	(28.7)
Other long-term liabilities	(1.8)	—	(1.8)
Total	$798.2	$—	$798.2

Measurement period adjustments recorded during the three months ended April 3, 2021 include a deferred tax adjustment related to the final valuation and an adjustment to accounts payable and accrued liabilities based on a review of the respective fair value as of the date of the Legacy Primo Acquisition. The measurement period adjustment did not have a material effect on our results of operations in prior periods.

Supplemental Pro Forma Data (unaudited)
The following unaudited pro forma financial information for the three months ended March 28, 2020 represent the combined results of our operations as if the Legacy Primo Acquisition had occurred on December 30, 2018.

For the Three Months Ended
(in millions of U.S. dollars, except per share amounts)	March 28, 2020
Revenue	$514.7
Net loss from continuing operations	$(13.0)
Net income	$17.9
Net loss per common share from continuing operations, diluted	$(0.09)
Net income per common share, diluted	$0.13

Note 5—Income Taxes
Income tax expense was $4.7 million on pre-tax loss from continuing operations of $5.5 million for the three months ended April 3, 2021, as compared to income tax benefit of $3.3 million on pre-tax loss from continuing operations of $30.7 million in the comparable prior year period. The effective income tax rates for the three months ended April 3, 2021 were (85.5)% compared to 10.7% in the comparable prior year periods.
The effective tax rate for the three months ended April 3, 2021 varied from the effective tax rate in the comparable prior year period due primarily to increased earnings in taxable jurisdictions.

The effective tax rate for the three months ended April 3, 2021 varied from the statutory tax rate due to losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances, as well as income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.

Note 6—Net (Loss) Income per Common Share
Net (Loss) Income per Common Share
Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, performance-based RSUs, and time-based RSUs during the periods presented. Set forth below is a reconciliation of the numerator and denominator for the diluted net (loss) income per common share computations for the periods indicated:

	For the Three Months Ended
	April 3, 2021	March 28, 2020
Numerator (in millions of U.S. dollars):
Net loss from continuing operations	$(10.2)	$(27.4)
Net income from discontinued operations	—	30.9
Net (loss) income	(10.2)	3.5
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	160,634	141,139
Basic Earnings Per Share:
Continuing operations	(0.06)	(0.19)
Discontinued operations	—	0.22
Net (loss) income	(0.06)	0.02
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	160,634	141,139
Dilutive effect of Stock Options	—	—
Dilutive effect of Performance-based RSUs	—	—
Dilutive effect of Time-based RSUs	—	—
Weighted average common shares outstanding - diluted	160,634	141,139
Diluted Earnings Per Share:
Continuing operations	(0.06)	(0.19)
Discontinued operations	—	0.22
Net (loss) income	(0.06)	0.02

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
Stock Options	7,206	6,477
Performance-based RSUs [1]	838	750
Time-based RSUs	485	557
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

Note 7—Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, purified bottled water, self-service refill drinking water, premium spring, sparkling and flavored water, mineral water, filtration equipment, and coffee.

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended April 3, 2021
Revenue, net	$365.5	$112.9	$—	$478.4
Depreciation and amortization	37.8	14.9	0.4	53.1
Operating income (loss)	26.1	(3.6)	(9.4)	13.1
Additions to property, plant and equipment	20.2	6.7	0.1	27.0

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended March 28, 2020
Revenue, net	$350.7	$123.5	$—	$474.2
Depreciation and amortization	30.6	14.3	0.1	45.0
Operating income (loss) [1]	23.1	(2.4)	(24.7)	(4.0)
Additions to property, plant and equipment	23.6	11.3	—	34.9
______________________
1     We revised the allocation of information technology costs from the All Other category to our North America and Rest of World reporting segments to reflect how the Chief Executive Officer, who is our chief operating decision maker, measures the performance of our segments. As a result of the change, operating income for the prior period has been recast to decrease operating income in our North America reporting segment by $0.6 million, increase operating loss in our Rest of World reporting segment by $1.9 million, and decrease operating loss in the All Other category by $2.5 million for the three months ended March 28, 2020.

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended April 3, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$238.8	$48.8	$—	$287.6
Water Refill/Water Filtration	45.1	7.9	—	53.0
Other Water	40.9	15.4	—	56.3
Water Dispensers	15.0	—	—	15.0
Other	25.7	40.8	—	66.5
Total	$365.5	$112.9	$—	$478.4

	For the Three Months Ended March 28, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$237.4	$57.8	$—	$295.2
Water Refill/Water Filtration	23.7	7.1	—	30.8
Other Water	42.2	13.2	—	55.4
Water Dispensers	5.9	—	—	5.9
Other	41.5	45.4	—	86.9
Total	$350.7	$123.5	$—	$474.2

Note 8—Inventories
The following table summarizes inventories as of April 3, 2021 and January 2, 2021:

(in millions of U.S. dollars)	April 3, 2021	January 2, 2021
Raw materials	$41.2	$43.6
Finished goods	27.6	28.0
Resale items	10.0	11.1
Other	1.1	1.1
Total	$79.9	$83.8

Note 9—Accumulated Other Comprehensive (Loss) Income
    Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three months ended April 3, 2021 and March 28, 2020 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 28, 2019	$11.2	$(1.0)	$(78.7)	$(68.5)
OCI before reclassifications	(8.7)	—	(18.7)	(27.4)
Amounts reclassified from AOCI	(2.5)	—	—	(2.5)
Net current-period OCI	(11.2)	—	(18.7)	(29.9)
Ending balance March 28, 2020	$—	$(1.0)	$(97.4)	$(98.4)

Beginning balance January 2, 2021	$—	$(1.1)	$(85.6)	$(86.7)
OCI before reclassifications	—	—	6.5	6.5
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	6.5	6.5
Ending balance April 3, 2021	$—	$(1.1)	$(79.1)	$(80.2)
______________________
1     All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three months ended April 3, 2021 and March 28, 2020, respectively:

(in millions of U.S. dollars)	For the Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	April 3, 2021	March 28, 2020
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$—	$0.1	Cost of sales
Commodity hedges [2]	—	2.4	Gain on sale of discontinued operations
	—	2.5	Total before taxes
	—	—	Tax expense or (benefit)
	$—	$2.5	Net of tax
Amortization of pension benefit plan items
Actuarial (losses)/gains [3]	$—	$—
Prior service costs [3]	—	—
	—	—	Total before taxes
	—	—	Tax expense or (benefit)
	$—	$—	Net of tax
Total reclassifications for the period	$—	$2.5	Net of tax
______________________
1     Amounts in parentheses indicate debits.
2    Net of $1.3 million of associated tax impact that resulted in a decrease to the gain on the sale of discontinued operations for the three months ended March 28, 2020.
3    These AOCI components are included in the computation of net periodic pension cost.

Note 10—Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
We had $50.6 million in standby letters of credit outstanding as of April 3, 2021 ($50.6 million as of January 2, 2021).
Guarantees
After the sale of our North America, United Kingdom and Mexico business units (including the Canadian business) and our Royal Crown International finished goods export business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $18.4 million as of April 3, 2021, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. Discussions with the landlords are ongoing. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

Note 11—Fair Value Measurements
FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.
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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of April 3, 2021 and January 2, 2021 were as follows:

	April 3, 2021		January 2, 2021
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2025 [1,2]	743.3	763.8	743.0	767.2
3.875% senior notes due in 2028 [1,2]	521.1	532.2	543.6	559.9
Total	$1,264.4	$1,296.0	$1,286.6	$1,327.1
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2    Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of April 3, 2021 and January 2, 2021.

Note 12—Subsequent Events
On April 30, 2021, we issued $750.0 million of 4.375% senior notes due April 30, 2029 (“2029 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2029 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2029 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the $350.0 million senior secured revolving credit facility, the $750.0 million of 5.500% senior notes due April 1, 2025 (“2025 Notes”) and the €450.0 million of 3.875% senior notes due October 31, 2028. The 2029 Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the 2025 Notes and pay related premiums, fees and expenses.
We incurred approximately $11.2 million of financing fees for the issuance of the 2029 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2029 Notes. The redemption of the 2025 Notes included $20.6 million in premium payments and accrued interest of $3.6 million.
On May 4, 2021, our Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on June 16, 2021 to shareowners of record at the close of business on June 4, 2021.
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (our “2020 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A in our 2020 Annual Report. As used herein, “Primo,” “the Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
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
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. During 2020, our U.S. operations achieved a carbon neutral certification under the CarbonNeutral Protocol, an international standard administered by Natural Capital Partners. This certification is in addition to the certifications in our European operations where we have maintained carbon neutrality for the past nine consecutive years in many of our markets.
The market in which we operate is subject to some seasonal variations. Our water delivery sales are generally higher during the warmer months. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year.
We conduct operations in countries involving transactions denominated in a variety of currencies. We are subject to currency exchange risks to the extent that our costs are denominated in currencies other than those in which we earn revenues. As our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our results of operations.
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

While we continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols and have taken other operational actions in an effort to try to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, successful distribution and efficacy of the COVID-19 vaccine and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.
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
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three months ended April 3, 2021, we received wage subsidies under these programs totaling $1.4 million. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. We have adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $8.6 million and $9.0 million and were included in accounts payable and accrued liabilities and $7.5 million was included in other long-term liabilities on our Consolidated Balance Sheets as of April 3, 2021 and January 2, 2021, respectively.
Divestiture, Acquisition and Financing Transactions
In February 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”), to Westrock Coffee Company, LLC, a Delaware limited liability company (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company (“S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from us to Westrock. We used the proceeds of the transaction to finance a portion of the Legacy Primo Acquisition (defined below).
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
In March 2020, we completed the acquisition of Primo Water Corporation (“Legacy Primo” and such transaction, the “Legacy Primo Acquisition”). The aggregate consideration paid in the Legacy Primo Acquisition was approximately $798.2 million and includes $377.6 million of our common shares issued by us to holders of Legacy Primo common stock, $216.1 million paid in cash by us to holders of Legacy Primo common stock, $196.9 million of cash paid to retire outstanding indebtedness on behalf of Legacy Primo, $4.7 million to settle a pre-existing liability and $2.9 million in fair value of replacement common share options and restricted stock units for vested Legacy Primo awards. The Legacy Primo Acquisition is consistent with our strategy of transitioning to a pure-play water solutions provider.
In connection with the closing of the Legacy Primo Acquisition, we changed our corporate name to Primo Water Corporation and our ticker symbol on the New York Stock Exchange and Toronto Stock Exchange to “PRMW”.
In March 2020, we entered into a credit agreement among the Company, as parent borrower, Primo Water Holdings Inc. and Eden Springs Nederland B.V., each as subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Credit Agreement”).

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
On April 30, 2021, we issued $750.0 million of 4.375% senior notes due April 30, 2029 (“2029 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2029 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2029 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility, the $750.0 million of 5.500% senior notes due April 1, 2025 (“2025 Notes”) and the €450.0 million of 3.875% senior notes due October 31, 2028. The 2029 Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the 2025 Notes and pay related premiums, fees and expenses.
We incurred approximately $11.2 million of financing fees for the issuance of the 2029 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2029 Notes. The redemption of the 2025 Notes included $20.6 million in premium payments and accrued interest of $3.6 million.
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
The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A “Risk Factors” in our 2020 Annual Report, and those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.
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
We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) from continuing operations before interest expense, net, expense (benefit) for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, COVID-19 costs, foreign exchange and other (gains) losses, net, loss on disposal of property, plant and equipment, net, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance.
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
Summary Financial Results
Net loss from continuing operations for the three months ended April 3, 2021 (the “first quarter”) was $10.2 million or $0.06 per diluted common share, compared with $27.4 million or $0.19 per diluted common share for the three months ended March 28, 2020.
The following items of significance affected our financial results for the first three months of 2021:

•Net revenue increased $4.2 million, or 0.9%, from the prior year period due primarily to the addition of revenues from the Legacy Primo business for a full quarter in the current period compared to one month in the prior year period, increased demand for products and services from residential customers and the favorable impact of foreign exchange rates, partially offset by a decline in our Water Direct commercial customer base and office coffee services consumption and volumes due to the impact of COVID-19;
•Gross profit decreased $8.8 million, or 3.2%, from the prior year period due primarily to lower volume driving higher per unit cost of sales, partially offset by the addition of the Legacy Primo business and the favorable impact of foreign exchange rates. Gross profit as a percentage of net revenue was 55.3% compared to 57.6% in the prior year period;
•SG&A expenses decreased to $248.0 million from $255.1 million in the prior year period due primarily to lower delivery expenses, cost reduction initiatives executed as a result of the impact of COVID-19 and synergy capture, partially offset by the addition of the Legacy Primo business. SG&A expenses as a percentage of net revenue was 51.8% compared to 53.8% in the prior year period;
•Acquisition and integration expenses decreased to $1.3 million from $20.8 million in the prior year period due primarily to a reduction of costs related to the Legacy Primo business. Acquisition and integration expenses as a percentage of revenue was 0.3% compared to 4.4% in the prior year period;
•Other income, net was $0.4 million compared to other expense, net of $7.0 million in the prior year period due primarily to a decrease of net losses on foreign currency transactions in the first quarter compared to the prior year period;
•Income tax expense was $4.7 million on pre-tax loss from continuing operations of $5.5 million compared to income tax benefit of $3.3 million on pre-tax loss from continuing operations of $30.7 million in the prior year period due primarily to increased earnings in taxable jurisdictions;
•Adjusted EBITDA increased to $76.2 million compared to $70.4 million in the prior year period due to increased demand for products and services from residential customers, continued operating leverage improvement, the legacy Primo acquisition and synergy realization; and
•Cash flows provided by operating activities from continuing operations was $28.7 million compared to $4.7 million in the prior year period. The $24.0 million increase was due primarily to a reduction in net loss from continuing operations, excluding non-cash charges, relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended April 3, 2021 and March 28, 2020:

	For the Three Months Ended
	April 3, 2021		March 28, 2020
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	478.4	100.0	474.2	100.0
Cost of sales	213.9	44.7	200.9	42.4
Gross profit	264.5	55.3	273.3	57.6
Selling, general and administrative expenses	248.0	51.8	255.1	53.8
Loss on disposal of property, plant and equipment, net	2.1	0.4	1.4	0.3
Acquisition and integration expenses	1.3	0.3	20.8	4.4
Operating income (loss)	13.1	2.7	(4.0)	(0.8)
Other (income) expense, net	(0.4)	(0.1)	7.0	1.5
Interest expense, net	19.0	4.0	19.7	4.2
Loss from continuing operations before income taxes	(5.5)	(1.1)	(30.7)	(6.5)
Income tax expense (benefit)	4.7	1.0	(3.3)	(0.7)
Net loss from continuing operations	(10.2)	(2.1)	(27.4)	(5.8)
Net income from discontinued operations, net of income taxes	—	—	30.9	6.5
Net (loss) income	(10.2)	(2.1)	3.5	0.7
Depreciation & amortization	53.1	11.1	45.0	9.5

The following tables summarize the change in revenue by reporting segment for the three months ended April 3, 2021:

	For the Three Months Ended April 3, 2021
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in revenue	$14.8	$(10.6)	$—	$4.2
Impact of foreign exchange [1]	(0.9)	(7.2)	—	(8.1)
Change excluding foreign exchange	$13.9	$(17.8)	$—	$(3.9)
Percentage change in revenue	4.2%	(8.6)%	—%	0.9%
Percentage change in revenue excluding foreign exchange	4.0%	(14.4)%	—%	(0.8)%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for the three months ended April 3, 2021:

	For the Three Months Ended April 3, 2021
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in gross profit	$(1.6)	$(7.2)	$—	$(8.8)
Impact of foreign exchange [1]	(0.4)	(3.8)	—	(4.2)
Change excluding foreign exchange	$(2.0)	$(11.0)	$—	$(13.0)
Percentage change in gross profit	(0.8)%	(10.7)%	—%	(3.2)%
Percentage change in gross profit excluding foreign exchange	(1.0)%	(16.4)%	—%	(4.8)%
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

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three months ended April 3, 2021 and March 28, 2020:

	For the Three Months Ended
(in millions of U.S. dollars)	April 3, 2021	March 28, 2020
Revenue, net
North America	$365.5	$350.7
Rest of World	112.9	123.5
All Other	—	—
Total	$478.4	$474.2
Gross profit
North America	$204.5	$206.1
Rest of World	60.0	67.2
All Other	—	—
Total	$264.5	$273.3
Selling, general and administrative expenses [1]
North America	$175.8	$177.8
Rest of World	63.3	68.5
All Other	8.9	8.8
Total	$248.0	$255.1
Operating income (loss) [1]
North America	$26.1	$23.1
Rest of World	(3.6)	(2.4)
All Other	(9.4)	(24.7)
Total	$13.1	$(4.0)
______________________
1     We revised the allocation of information technology costs from the All Other category to our North America and Rest of World reporting segments to reflect how the Chief Executive Officer, who is our chief operating decision maker, measures the performance of our segments. As a result of the change, SG&A expenses for the prior period have been recast to increase SG&A expenses in our North America and Rest of World reporting segments by $0.6 million and $1.9 million, respectively, and decrease SG&A expenses in the All Other category by $2.5 million for the three months ended March 28, 2020. Operating income (loss) for our North America and Rest of World reporting segments, as well as our All Other category, reflect the aforementioned adjustments for the three months ended March 28, 2020.

The following tables summarize net revenue by channel for the three months ended April 3, 2021 and March 28, 2020:

	For the Three Months Ended April 3, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$238.8	$48.8	$—	$287.6
Water Refill/Water Filtration	45.1	7.9	—	53.0
Other Water	40.9	15.4	—	56.3
Water Dispensers	15.0	—	—	15.0
Other	25.7	40.8	—	66.5
Total	$365.5	$112.9	$—	$478.4

	For the Three Months Ended March 28, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$237.4	$57.8	$—	$295.2
Water Refill/Water Filtration	23.7	7.1	—	30.8
Other Water	42.2	13.2	—	55.4
Water Dispensers	5.9	—	—	5.9
Other	41.5	45.4	—	86.9
Total	$350.7	$123.5	$—	$474.2

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended April 3, 2021 and March 28, 2020:

	For the Three Months Ended
(in millions of U.S. dollars)	April 3, 2021	March 28, 2020
Net loss from continuing operations	$(10.2)	$(27.4)
Interest expense, net	19.0	19.7
Income tax expense (benefit)	4.7	(3.3)
Depreciation and amortization	53.1	45.0
EBITDA	$66.6	$34.0
Acquisition and integration costs	1.3	20.8
Share-based compensation costs	2.4	2.4
COVID-19 costs	0.7	1.4
Foreign exchange and other (gains) losses, net	(0.1)	6.3
Loss on disposal of property, plant and equipment, net	2.1	1.4
Other adjustments, net	3.2	4.1
Adjusted EBITDA	$76.2	$70.4

Three Months Ended April 3, 2021 Compared to Three Months Ended March 28, 2020
Revenue, Net
Net revenue increased $4.2 million, or 0.9%, in the first quarter from the comparable prior year period.
North America net revenue increased $14.8 million, or 4.2%, in the first quarter from the comparable prior year period due primarily to the addition of revenues from the Legacy Primo business for a full quarter in the current period compared to one month in the prior year period and increased demand for products and services from residential customers, partially offset by a decline in our Water Direct commercial customer base and office coffee services consumption and volumes due to the impact of COVID-19.
Rest of World net revenue decreased $10.6 million, or 8.6%, in the first quarter from the comparable prior year period due primarily to a decline in our Water Direct commercial customer base and office coffee services consumption and volumes due to the impact of COVID-19, partially offset by the favorable impact of foreign exchange rates.

Gross Profit
Gross profit decreased $8.8 million, or 3.2%, in the first quarter from the comparable prior year period. Gross profit as a percentage of revenue was 55.3% in the first quarter compared to 57.6% in the comparable prior year period.
North America gross profit decreased $1.6 million, or 0.8%, in the first quarter from the comparable prior year period due primarily to lower volume driving higher per unit cost of sales, partially offset by the addition of the Legacy Primo business.
Rest of World gross profit decreased $7.2 million, or 10.7%, in the first quarter from the comparable prior year period due primarily to a decline in water consumption and volumes due to the impact of COVID-19, partially offset by the favorable impact of foreign exchange rates.
Selling, General and Administrative Expenses
SG&A expenses decreased to $248.0 million in the first quarter from $255.1 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 51.8% in the first quarter compared to 53.8% in the comparable prior year period.
North America SG&A expenses decreased to $175.8 million in the first quarter from $177.8 million in the comparable prior year period due primarily to lower delivery expenses, cost reduction initiatives executed as a result of the impact of COVID-19 and synergy capture, partially offset by the addition of the Legacy Primo business.
Rest of World SG&A expenses decreased to $63.3 million in the first quarter from $68.5 million in the comparable prior year period due primarily to lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19, partially offset by the unfavorable impact of foreign exchange rates.
All Other SG&A expenses increased to $8.9 million in the first quarter from $8.8 million in the comparable prior year period.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $1.3 million in the first quarter from $20.8 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 0.3% in the first quarter compared to 4.4% in the comparable prior year period.
North America acquisition and integration expenses decreased to $0.7 million in the first quarter from $4.1 million in the comparable prior year period due primarily to a reduction in costs related to the Legacy Primo business.
Rest of World acquisition and integration expenses decreased to $0.1 million in the first quarter from $1.1 million in the comparable prior year period due primarily to a reduction in costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses decreased to $0.5 million in the first quarter from loss of $15.6 million in the comparable prior year period due primarily to a reduction in costs related to the Legacy Primo business.
Operating Income (Loss)
Operating income was $13.1 million in the first quarter compared to operating loss of $4.0 million in the comparable prior year period.
North America operating income increased to $26.1 million in the first quarter from $23.1 million in the comparable prior year period due to the items discussed above.
Rest of World operating loss increased to $3.6 million in the first quarter from $2.4 million in the comparable prior year period due to the items discussed above.
All Other operating loss decreased to $9.4 million in the first quarter from $24.7 million in the comparable prior year period due to the items discussed above.
Other Expense, Net
Other income, net was $0.4 million in the first quarter compared to other expense, net of $7.0 million in the comparable prior year period due primarily to a decrease of net losses on foreign currency transactions in the first quarter compared to the prior year period.

Income Taxes
Income tax expense was $4.7 million in the first quarter compared to income tax benefit of $3.3 million in the comparable prior year period. The effective tax rate for the first quarter was (85.5)% compared to 10.7% in the comparable prior year period.
The effective tax rate for the first quarter varied from the effective tax rate from the comparable prior year period due primarily to increased earnings in taxable jurisdictions.

Liquidity and Capital Resources
As of April 3, 2021, we had total debt of $1,451.7 million and $102.2 million of cash and cash equivalents compared to $1,470.7 million of debt and $115.1 million of cash and cash equivalents as of January 2, 2021.
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
As of April 3, 2021, our outstanding borrowings under the Revolving Credit Facility were $104.8 million and outstanding letters of credit totaled $50.6 million resulting in total utilization under the Revolving Credit Facility of $155.4 million. Accordingly, unused availability under the Revolving Credit Facility as of April 3, 2021 amounted to $194.6 million.
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
A dividend of $0.06 per common share was declared during the first quarter of 2021 for aggregate dividend payments of approximately $9.8 million.

The following table summarizes our cash flows for the three months ended April 3, 2021 and March 28, 2020, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	April 3, 2021	March 28, 2020
Net cash provided by operating activities from continuing operations	$28.7	$4.7
Net cash used in investing activities from continuing operations	(29.2)	(460.2)
Net cash used in financing activities from continuing operations	(12.4)	(12.8)
Cash flows from discontinued operations:
Net cash used in operating activities from discontinued operations	0.8	(17.3)
Net cash provided by investing activities from discontinued operations	—	394.5
Net cash used in financing activities from discontinued operations	—	(0.1)
Effect of exchange rate changes on cash	(0.8)	(2.1)
Net decrease in cash, cash equivalents and restricted cash	(12.9)	(93.3)
Cash and cash equivalents and restricted cash, beginning of period	115.1	205.5
Cash and cash equivalents and restricted cash from continuing operations, end of period	$102.2	$112.2

Operating Activities
Cash provided by operating activities from continuing operations was $28.7 million year to date compared to $4.7 million in the comparable prior year period. The $24.0 million increase was due primarily to a reduction in net loss from continuing operations, excluding non-cash charges, relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $29.2 million year to date compared to $460.2 million in the comparable prior year period. The $431.0 million decrease was due primarily to the cash used to acquire our Legacy Primo business in the prior year period and a decrease in additions to property, plant and equipment relative to the prior year period.
Financing Activities
Cash used in financing activities from continuing operations was $12.4 million year to date compared to $12.8 million in the comparable prior year period. The $0.4 million decrease was due primarily to a decrease in common shares repurchased relative to the prior year period, partially offset by a decrease in net short-term borrowings relative to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of April 3, 2021.
Contractual Obligations
Except as described below, there were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2020 Annual Report.
On April 30, 2021, we issued the 2029 Notes. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the 2025 Notes and pay related premiums, fees and expenses. See Note 12 to the Consolidated Financial Statements for additional information on the 2029 Notes.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2020 Annual Report.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of April 3, 2021, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of April 3, 2021.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of April 3, 2021.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021.
Tax Withholding
In the first quarter of 2021, an aggregate of 179,413 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the first quarter of 2020, an aggregate of 458,972 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since January 2, 2021, our equity has decreased by $10.2 million. The decrease was due primarily to common share dividend payments of $9.8 million, net loss of $10.2 million and common shares repurchased and canceled of $3.1 million, partially offset by other comprehensive income, net of tax of $6.5 million, the issuance of common shares of $4.0 million and share-based compensation costs of $2.4 million.
Dividend Payments
Common Share Dividend
On February 23, 2021, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on March 29, 2021 to shareowners of record at the close of business on March 12, 2021. On May 4, 2021, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on June 16, 2021 to shareowners of record at the close of business on June 4, 2021. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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
We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2020 Annual Report.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes. We have no material changes to our Quantitative and Qualitative Disclosures about Market Risk as filed in our 2020 Annual Report.

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
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 3, 2021. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2021, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
There have been no material changes to our risk factors since January 2, 2021. Please refer to our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2021 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2021 - January 31, 2021	1,236	$16.26	N/A	N/A
February 1, 2021 - February 28, 2021	157,770	$17.43	N/A	N/A
March 1, 2021 - April 3, 2021	20,407	$15.67	N/A	N/A
Total	179,413

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Amendment to Articles of Amalgamation of Primo Water Corporation.	8-K	3.1	3/5/2020	001-31410
3.2	By-laws of Primo Water Corporation, as amended.	8-A	3.2	5/4/2018	001-31410
10.1 (1) (2)	Employment Offer Letter to Ghire Shivprasad dated June 15, 2020, as amended on December 22, 2020.					*
10.2 (1) (2)	Employment Offer Letter to David Muscato dated June 15, 2020, as amended on December 22, 2020.					*
10.3 (1) (2)	Employment Offer Letter to Mercedes Romero dated July 27, 2020, as amended on December 22, 2020.					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2021.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2021.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2021.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2021.					*
101	The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, filed May 7, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
______________________
1     Indicates a management contract or compensatory plan.
2    Indicates a corrected version of exhibit previously filed with the Annual Report on Form 10-K on March 3, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: May 7, 2021	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: May 7, 2021	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)