Form 10-Q
period 2021-07-03
Primo Water Corp /CN/
filed 2021-08-06
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 3, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                      l

Commission File Number: 001-31410

PRIMO WATER CORPORATION
(Exact name of registrant as specified in its charter)

Ontario		98-0154711
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

4221 West Boy Scout Boulevard
Suite 400
Tampa,	Florida	33607
United States
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (813) 313-1732

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	PRMW	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2021
Common Shares, no par value per share	160,371,811

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue, net	$526.1	$456.8	$1,004.5	$931.0
Cost of sales	228.9	202.1	442.8	403.0
Gross profit	297.2	254.7	561.7	528.0
Selling, general and administrative expenses	259.9	246.7	507.9	501.8
Loss on disposal of property, plant and equipment, net	3.3	2.5	5.4	3.9
Acquisition and integration expenses	2.4	4.3	3.7	25.1
Goodwill and intangible asset impairment charges	—	115.2	—	115.2
Operating income (loss)	31.6	(114.0)	44.7	(118.0)
Other expense (income), net	25.6	(1.6)	25.2	5.4
Interest expense, net	17.7	20.7	36.7	40.4
Loss from continuing operations before income taxes	(11.7)	(133.1)	(17.2)	(163.8)
Income tax (benefit) expense	(3.4)	(1.4)	1.3	(4.7)
Net loss from continuing operations	$(8.3)	$(131.7)	$(18.5)	$(159.1)
Net (loss) income from discontinued operations, net of income taxes	—	(4.3)	—	26.6
Net loss	$(8.3)	$(136.0)	$(18.5)	$(132.5)

Net (loss) income per common share
Basic:
Continuing operations	$(0.05)	$(0.82)	$(0.11)	$(1.06)
Discontinued operations	$—	$(0.03)	$—	$0.18
Net loss	$(0.05)	$(0.85)	$(0.11)	$(0.88)
Diluted:
Continuing operations	$(0.05)	$(0.82)	$(0.11)	$(1.06)
Discontinued operations	$—	$(0.03)	$—	$0.18
Net loss	$(0.05)	$(0.85)	$(0.11)	$(0.88)
Weighted average common shares outstanding (in thousands)
Basic	161,561	159,931	161,097	150,535
Diluted	161,561	159,931	161,097	150,535

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net loss	$(8.3)	$(136.0)	$(18.5)	$(132.5)
Other comprehensive income (loss):
Currency translation adjustment	2.0	8.4	8.5	(10.3)
Loss on derivative instruments, net of tax [1]	—	—	—	(11.2)
Comprehensive loss	$(6.3)	$(127.6)	$(10.0)	$(154.0)
______________________
1    Net of the effect of $3.0 million tax benefit and of $1.3 million associated tax impact that resulted in a decrease to the gain on sale of discontinued operations for the six months ended June 27, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	July 3, 2021	January 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$114.2	$115.1
Accounts receivable, net of allowance of $23.1 ($20.7 as of January 2, 2021)	287.2	222.3
Inventories	86.3	83.8
Prepaid expenses and other current assets	24.8	21.3
Total current assets	512.5	442.5
Property, plant and equipment, net	678.4	685.6
Operating lease right-of-use-assets	179.3	180.6
Goodwill	1,279.9	1,284.3
Intangible assets, net	958.2	987.6
Other long-term assets, net	23.6	24.1
Total assets	$3,631.9	$3,604.7
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$151.6	$107.7
Current maturities of long-term debt	13.8	17.9
Accounts payable and accrued liabilities	420.3	387.7
Current operating lease obligations	35.1	35.5
Total current liabilities	620.8	548.8
Long-term debt	1,321.5	1,345.1
Operating lease obligations	147.4	148.0
Deferred tax liabilities	148.3	148.1
Other long-term liabilities	67.9	67.8
Total liabilities	2,305.9	2,257.8
Shareholders' Equity
Common shares, no par value - 161,604,393 (January 2, 2021 - 160,406,464) shares issued	1,287.7	1,268.0
Additional paid-in-capital	80.1	84.5
Retained earnings	36.4	81.1
Accumulated other comprehensive loss	(78.2)	(86.7)
Total shareholders' equity	1,326.0	1,346.9
Total liabilities and shareholders' equity	$3,631.9	$3,604.7

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cash flows from operating activities of continuing operations:
Net loss	$(8.3)	$(136.0)	$(18.5)	$(132.5)
Net (loss) income from discontinued operations, net of income taxes	—	(4.3)	—	26.6
Net loss from continuing operations	(8.3)	(131.7)	(18.5)	(159.1)
Adjustments to reconcile net loss from continuing operations to cash flows from operating activities:
Depreciation and amortization	52.0	52.8	105.1	97.8
Amortization of financing fees	0.9	0.9	1.7	1.8
Share-based compensation expense	3.8	4.9	6.2	7.3
Benefit for deferred income taxes	(4.2)	(0.9)	(0.6)	(4.4)
Loss on extinguishment of debt	27.2	—	27.2	—
Gain on sale of business	—	(0.6)	—	(0.6)
Goodwill and intangible asset impairment charges	—	115.2	—	115.2
Loss on disposal of property, plant and equipment, net	3.3	2.5	5.4	3.9
Other non-cash items	(1.2)	(1.5)	(1.0)	4.5
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(52.2)	39.0	(61.9)	10.1
Inventories	(6.3)	3.1	(3.1)	2.5
Prepaid expenses and other current assets	(2.0)	1.9	(4.2)	0.4
Other assets	0.2	(1.3)	0.3	(0.6)
Accounts payable and accrued liabilities and other liabilities	46.4	(18.8)	31.7	(8.6)
Net cash provided by operating activities from continuing operations	59.6	65.5	88.3	70.2
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(0.3)	(11.9)	(0.3)	(434.5)
Additions to property, plant and equipment	(34.8)	(28.7)	(61.8)	(63.6)
Additions to intangible assets	(1.8)	(2.4)	(4.1)	(5.4)
Proceeds from sale of property, plant and equipment	0.6	0.5	0.7	0.8
Other investing activities	—	1.1	—	1.1
Net cash used in investing activities from continuing operations	(36.3)	(41.4)	(65.5)	(501.6)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(753.6)	(2.6)	(757.0)	(5.3)
Issuance of long-term debt	750.0	—	750.0	—
Proceeds from short-term borrowings	45.0	188.0	45.0	323.9
Payments on short-term borrowings	(10.0)	(100.0)	(10.0)	(209.9)
Premiums and costs paid upon extinguishment of long-term debt	(20.6)	—	(20.6)	—
Issuance of common shares	14.7	0.2	15.7	0.8
Common shares repurchased and canceled	(13.2)	(0.2)	(16.3)	(32.1)
Financing fees	(10.6)	(0.3)	(11.3)	(2.8)
Equity issuance fees	—	—	—	(1.1)
Dividends paid to common shareholders	(9.9)	(10.5)	(19.6)	(20.3)
Payment of deferred consideration for acquisitions	(0.1)	(1.0)	(1.8)	(1.2)
Other financing activities	(0.9)	2.4	4.3	11.2
Net cash (used in) provided by financing activities from continuing operations	(9.2)	76.0	(21.6)	63.2
Cash flows from discontinued operations:
Operating activities of discontinued operations	(2.6)	(0.7)	(1.8)	(18.0)
Investing activities of discontinued operations	—	(1.6)	—	392.9
Financing activities of discontinued operations	—	—	—	(0.1)
Net cash (used in) provided by discontinued operations	(2.6)	(2.3)	(1.8)	374.8
Effect of exchange rate changes on cash	0.5	1.1	(0.3)	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	12.0	98.9	(0.9)	5.6
Cash and cash equivalents and restricted cash, beginning of period	102.2	112.2	115.1	205.5
Cash and cash equivalents and restricted cash, end of period	$114.2	$211.1	114.2	211.1
Supplemental Non-cash Investing and Financing Activities:
Shares issued in connection with business combination	$—	$—	$—	$377.6
Accrued deferred financing fees	—	—	—	0.6
Dividends payable issued through accounts payable and accrued liabilities	—	—	0.1	0.2
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	11.9	9.0	19.4	12.7
Financing lease right-of-use assets obtained in exchange for lease obligations	3.3	2.3	5.9	24.0
Operating lease right-of-use assets obtained in exchange for lease obligations	11.5	7.6	18.2	14.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16.9	$23.0	$40.2	$38.6
Cash paid for income taxes, net	4.3	0.3	6.2	2.7

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at April 3, 2021	160,818	$1,274.2	$81.6	$61.1	$(80.2)	$1,336.7
Net loss	—	—	—	(8.3)	—	(8.3)
Other comprehensive income, net of tax	—	—	—	—	2.0	2.0
Common shares dividends ($0.06 per common share)	—	—	—	(9.7)	—	(9.7)
Share-based compensation	—	—	3.8	—	—	3.8
Common shares repurchased and canceled	(803)	(6.5)	—	(6.7)	—	(13.2)
Common shares issued - Equity Incentive Plan	1,554	19.4	(5.2)	—	—	14.2
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	34	0.6	(0.1)	—	—	0.5
Balance at July 3, 2021	161,604	$1,287.7	$80.1	$36.4	$(78.2)	$1,326.0

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 2, 2021	160,406	$1,268.0	$84.5	$81.1	$(86.7)	$1,346.9
Net loss	—	—	—	(18.5)	—	(18.5)
Other comprehensive income, net of tax	—	—	—	—	8.5	8.5
Common shares dividends ($0.12 per common share)	—	—	—	(19.5)	—	(19.5)
Share-based compensation	—	—	6.2	—	—	6.2
Common shares repurchased and canceled	(982)	(9.6)	—	(6.7)	—	(16.3)
Common shares issued - Equity Incentive Plan	2,119	28.3	(10.5)	—	—	17.8
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	60	1.0	(0.1)	—	—	0.9
Balance at July 3, 2021	161,604	$1,287.7	$80.1	$36.4	$(78.2)	$1,326.0

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholder's Equity
Balance at March 28, 2020	159,826	$1,262.7	$71.5	$244.9	$(98.4)	$1,480.7
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	0.7	—	0.7
Net loss	—	—	—	(136.0)	—	(136.0)
Other comprehensive income, net of tax	—	—	—	—	8.4	8.4
Common shares dividends ($0.06 per common share)	—	—	—	(9.9)	—	(9.9)
Share-based compensation	—	—	4.2	—	—	4.2
Common shares repurchased and canceled	(20)	(0.3)	—	—	—	(0.3)
Common shares issued - Equity Incentive Plan	175	0.6	(0.4)	—	—	0.2
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	37	0.3	(0.1)	—	—	0.2
Balance at June 27, 2020	160,019	$1,263.3	$75.2	$99.7	$(90.0)	$1,348.2

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 28, 2019	134,803	$892.3	$77.4	$265.0	$(68.5)	$1,166.2
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	(3.6)	—	(3.6)
Net loss	—	—	—	(132.5)	—	(132.5)
Other comprehensive loss, net of tax	—	—	—	—	(21.5)	(21.5)
Common shares dividends $0.12 per common share)	—	—	—	(19.5)	—	(19.5)
Share-based compensation	—	—	7.3	—	—	7.3
Common shares issued in connection with business combination and assumed vested awards, net of equity issuance costs of $1.1 million	26,497	376.5	2.9	—	—	379.4
Common shares repurchased and canceled	(2,796)	(22.5)	—	(9.7)	—	(32.2)
Common shares issued - Equity Incentive Plan	1,452	16.3	(12.2)	—	—	4.1
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	62	0.7	(0.2)	—	—	0.5
Balance at June 27, 2020	160,019	$1,263.3	$75.2	$99.7	$(90.0)	$1,348.2

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited

Note 1—Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading provider of sustainable drinking water solutions direct to customers in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 22-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units.
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
COVID-19 Pandemic
In response to the novel coronavirus (“COVID-19”) pandemic, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and six months ended July 3, 2021, we received wage subsidies under these programs totaling $0.8 million and $2.2 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. We have adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $8.1 million and $9.0 million were included in accounts payable and accrued liabilities and $7.5 million was included in other long-term liabilities on our Consolidated Balance Sheets as of July 3, 2021 and January 2, 2021, respectively.

Significant Accounting Policies
Included in Note 1 of our 2020 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our North America and Rest of World reporting segment branch locations to the end-user consumer of those products are recorded in SG&A expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $118.6 million and $228.7 million for the three and six months ended July 3, 2021, respectively, and $99.8 million and $219.8 million for the three and six months ended June 27, 2020, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
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
In March 2020, the FASB issued guidance which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or any other reference rates expected to be discontinued because of reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through July 3, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

The major components of net (loss) income from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations include the following:

	For the Three Months Ended	For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2020	June 27, 2020
Revenue, net [1]	$—	$97.1
Cost of sales	—	71.1
Operating loss from discontinued operations	—	(0.5)
(Loss) gain on sale of discontinued operations	(5.6)	54.9
Net (loss) income from discontinued operations, before income taxes	(5.5)	54.3
Income tax (benefit) expense [2]	(1.2)	27.7
Net (loss) income from discontinued operations, net of income taxes	$(4.3)	$26.6
______________________
1    Includes $1.0 million of related party sales to continuing operations for the six months ended June 27, 2020.
2    The S&D Divestiture resulted in tax expense on the gain on sale of $28.0 million and utilized a significant portion of the existing U.S. net operating loss carry-forwards.

Note 3—Revenue
Our principal sources of revenue are from bottled water delivery direct to consumers primarily in North America and Europe and from providing multi-gallon purified bottled water, self-service refill drinking water and water dispensers through retailers in North America. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Customers typically receive the benefit of our services as they are performed. Substantially all our customer contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $10.9 million and $9.9 million on July 3, 2021 and January 2, 2021, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at July 3, 2021 and January 2, 2021 were $14.6 million and $11.7 million, respectively. The amount of revenue recognized in the three and six months ended July 3, 2021 that was included in the January 2, 2021 deferred revenue balance was $1.5 million and $9.6 million, respectively.

The Company does not have any material contract assets as of July 3, 2021 and January 2, 2021.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
United States	$378.1	$350.1	$728.0	$684.7
United Kingdom	38.2	25.6	74.9	68.1
Canada	18.6	14.0	34.5	30.1
All other countries	91.2	67.1	167.1	148.1
Total	$526.1	$456.8	$1,004.5	$931.0

Note 4—Acquisitions
Legacy Primo Acquisition
In March 2020, the Company completed the Legacy Primo Acquisition, adding North America’s leading single source provider of multi-gallon purified bottled water, self-service refill drinking water and water dispensers sold through retailers to the Company’s catalog of residential and commercial bottled water delivery businesses in North America and Europe. The Legacy Primo Acquisition was structured as an exchange offer to purchase all of the outstanding shares of common stock of Legacy Primo for per-share consideration of (i) $14.00 in cash, (ii) 1.0229 common shares plus cash in lieu of any fractional common share, or (iii) $5.04 in cash and 0.6549 common shares, at the election of Legacy Primo’s stockholders, subject to the proration procedures set forth in the merger agreement. Immediately following the consummation of the exchange offer, we indirectly acquired the remaining Legacy Primo shares through a merger between Legacy Primo and one of our wholly-owned subsidiaries.
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

Measurement period adjustments recorded during the six months ended July 3, 2021 include a deferred tax adjustment related to the final valuation and an adjustment to accounts payable and accrued liabilities based on a review of the respective fair value as of the date of the Legacy Primo Acquisition. The measurement period adjustment did not have a material effect on our results of operations in prior periods.

Supplemental Pro Forma Data (unaudited)
The following unaudited pro forma financial information for the three and six months ended June 27, 2020, represent the combined results of our operations as if the Legacy Primo Acquisition had occurred on December 30, 2018.

	For the Three Months Ended	For the Six Months Ended
(in millions of U.S. dollars, except per share amounts)	June 27, 2020	June 27, 2020
Revenue	$456.8	$971.5
Net loss from continuing operations	$(131.7)	$(144.7)
Net loss	$(136.0)	$(118.1)
Net loss per common share from continuing operations, diluted	$(0.82)	$(0.96)
Net loss per common share, diluted	$(0.85)	$(0.78)

Note 5—Share-based Compensation
In the second quarter of 2021, we granted 70,920 common shares with an aggregate grant date fair value of approximately $1.2 million to the non-management members of our Board of Directors under the Amended and Restated Primo Water Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.

Note 6—Income Taxes
Income tax benefit was $3.4 million on pre-tax loss from continuing operations of $11.7 million for the three months ended July 3, 2021, as compared to income tax benefit of $1.4 million on pre-tax loss from continuing operations of $133.1 million in the comparable prior year period. Income tax expense was $1.3 on pre-tax loss from continuing operations of $17.2 million for the six months ended July 3, 2021, as compared to income tax benefit of $4.7 million on pre-tax loss of continuing operations of $163.8 million in the comparable prior year period. The effective income tax rates for the three and six months ended July 3, 2021 were 29.1% and (7.6)%, respectively, compared to 1.1% and 2.9% in the comparable prior year periods.
The effective tax rate for the three and six months ended July 3, 2021 varied from the effective tax rate in the comparable prior year period due primarily to increased earnings in taxable jurisdictions and impairment charges incurred in the prior year period for which minimal tax benefit was recognized.
The effective tax rate for the three and six months ended July 3, 2021 varied from the statutory tax rate primarily due to losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances, as well as income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.

Note 7—Common Shares and Net (Loss) Income per Common Share
Common Shares
On May 4, 2021, our Board of Directors approved a new share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021 (the “Repurchase Plan”). For the three and six months ended July 3, 2021, we repurchased 786,017 common shares for approximately $13.0 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled. There can be no assurance as to the precise number of common shares, if any, that will be repurchased under the Repurchase Plan in the future, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

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

	For the Three Months Ended		For the Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator (in millions of U.S. dollars):
Net (loss) income from continuing operations	$(8.3)	$(131.7)	$(18.5)	$(159.1)
Net (loss) income from discontinued operations	—	(4.3)	—	26.6
Net loss	(8.3)	(136.0)	(18.5)	(132.5)
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	161,561	159,931	161,097	150,535
Basic Earnings Per Share:
Continuing operations	(0.05)	(0.82)	(0.11)	(1.06)
Discontinued operations	—	(0.03)	—	0.18
Net loss	(0.05)	(0.85)	(0.11)	(0.88)
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	161,561	159,931	161,097	150,535
Dilutive effect of Stock Options	—	—	—	—
Dilutive effect of Performance-based RSUs	—	—	—	—
Dilutive effect of Time-based RSUs	—	—	—	—
Weighted average common shares outstanding - diluted	161,561	159,931	161,097	150,535
Diluted Earnings Per Share:
Continuing operations	(0.05)	(0.82)	(0.11)	(1.06)
Discontinued operations	—	(0.03)	—	0.18
Net loss	(0.05)	(0.85)	(0.11)	(0.88)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Stock Options	5,719	6,510	5,719	6,510
Performance-based RSUs [1]	836	924	836	924
Time-based RSUs	481	511	481	511
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of performance targets for these awards.

Note 8—Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, purified bottled water, self-service refill drinking water, premium spring, sparkling and flavored water, mineral water, filtration equipment, and coffee.

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended July 3, 2021
Revenue, net	$396.7	$129.4	$—	$526.1
Depreciation and amortization	36.5	15.2	0.3	52.0
Operating income (loss)	40.1	1.6	(10.1)	31.6
Additions to property, plant and equipment	24.1	10.7	—	34.8
For the Six Months Ended July 3, 2021
Revenue, net	$762.2	$242.3	$—	$1,004.5
Depreciation and amortization	74.3	30.1	0.7	105.1
Operating income (loss)	66.2	(2.0)	(19.5)	44.7
Additions to property, plant and equipment	44.3	17.4	0.1	61.8

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended June 27, 2020
Revenue, net	$363.9	$92.9	$—	$456.8
Depreciation and amortization	38.0	14.3	0.5	52.8
Operating income (loss) [1]	24.0	(128.1)	(9.9)	(114.0)
Additions to property, plant and equipment	25.2	3.7	(0.2)	28.7
For the Six Months Ended June 27, 2020
Revenue, net	$714.6	$216.4	$—	$931.0
Depreciation and amortization	68.6	28.6	0.6	97.8
Operating income (loss) [1]	47.1	(130.5)	(34.6)	(118.0)
Additions to property, plant and equipment	48.9	14.9	(0.2)	63.6
______________________
1    We revised the allocation of information technology costs from the All Other category to our North America and Rest of World reporting segments to reflect how the Chief Executive Officer, who is our chief operating decision maker, measures the performance of our segments. As a result of the change, operating income (loss) for the prior periods have been recast to decrease operating income in our North America reporting segment by $0.4 million, increase operating loss in our Rest of World reporting segment by $1.5 million, and decrease operating loss in the All Other category by $1.9 million for the three months ended June 27, 2020. Operating income (loss) for the six months ended June 27, 2020 has been recast to decrease operating income in our North America reporting segment by $1.0 million, increase operating loss in our Rest of World reporting segment by $3.4 million, and decrease operating loss in the All Other category by $4.4 million.

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended July 3, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$264.9	$58.1	$—	$323.0
Water Refill/Water Filtration	45.1	8.0	—	53.1
Other Water	42.2	22.4	—	64.6
Water Dispensers	17.6	—	—	17.6
Other	26.9	40.9	—	67.8
Total	$396.7	$129.4	$—	$526.1

	For the Six Months Ended July 3, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$503.7	$106.9	$—	$610.6
Water Refill/Water Filtration	90.2	15.9	—	106.1
Other Water	83.1	37.8	—	120.9
Water Dispensers	32.6	—	—	32.6
Other	52.6	81.7	—	134.3
Total	$762.2	$242.3	$—	$1,004.5

	For the Three Months Ended June 27, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$225.8	$42.3	$—	$268.1
Water Refill/Water Filtration	51.2	6.3	—	57.5
Other Water	42.5	14.3	—	56.8
Water Dispensers	20.8	—	—	20.8
Other	23.6	30.0	—	53.6
Total	$363.9	$92.9	$—	$456.8

	For the Six Months Ended June 27, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$463.2	$100.1	$—	$563.3
Water Refill/Water Filtration	74.9	13.4	—	88.3
Other Water	84.7	27.5	—	112.2
Water Dispensers	26.7	—	—	26.7
Other	65.1	75.4	—	140.5
Total	$714.6	$216.4	$—	$931.0

Note 9—Inventories
The following table summarizes inventories as of July 3, 2021 and January 2, 2021:

(in millions of U.S. dollars)	July 3, 2021	January 2, 2021
Raw materials	$49.4	$43.6
Finished goods	26.0	28.0
Resale items	10.0	11.1
Other	0.9	1.1
Total	$86.3	$83.8

Note 10—Debt
Our total debt as of July 3, 2021 and January 2, 2021 was as follows:

	July 3, 2021			January 2, 2021
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
5.500% senior notes due in 2025	—	—	—	750.0	7.0	743.0
3.875% senior notes due in 2028	533.4	7.7	525.7	551.9	8.3	543.6
4.375% senior notes due in 2029	750.0	10.4	739.6	—	—	—
Revolving Credit Facility	139.8	—	139.8	104.8	—	104.8
Short-term borrowings	11.8	—	11.8	2.9	—	2.9
Finance leases	69.8	—	69.8	71.5	—	71.5
Other debt financing	0.2	—	0.2	4.9	—	4.9
Total debt	1,505.0	18.1	1,486.9	1,486.0	15.3	1,470.7
Less: Short-term borrowings and current debt:
Revolving Credit Facility	139.8	—	139.8	104.8	—	104.8
Short-term borrowings	11.8	—	11.8	2.9	—	2.9
Finance leases - current maturities	13.7	—	13.7	13.2	—	13.2
Other debt financing	0.1	—	0.1	4.7	—	4.7
Total current debt	165.4	—	165.4	125.6	—	125.6
Total long-term debt	$1,339.6	$18.1	$1,321.5	$1,360.4	$15.3	$1,345.1

4.375% Senior Notes due in 2029
On April 30, 2021, we issued $750.0 million of 4.375% senior notes due April 30, 2029 (“2029 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2029 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2029 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the $350.0 million senior secured revolving credit facility and the €450.0 million of 3.875% senior notes due October 31, 2028. The 2029 Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the the $750.0 million of 5.500% senior notes due April 1, 2025 (“2025 Notes”) and pay related premiums, fees and expenses.
We incurred approximately $11.2 million of financing fees for the issuance of the 2029 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2029 Notes.

The redemption of the 2025 Notes included $20.6 million in premium payments, accrued interest of $3.6 million, and the write-off of $6.6 million in deferred financing fees.

Note 11—Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three and six months ended July 3, 2021 and June 27, 2020 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance April 3, 2021	$—	$(1.1)	$(79.1)	$(80.2)
OCI before reclassifications	—	—	2.0	2.0
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	2.0	2.0
Ending Balance July 3, 2021	$—	$(1.1)	$(77.1)	$(78.2)

Beginning balance January 2, 2021	$—	$(1.1)	$(85.6)	$(86.7)
OCI before reclassifications	—	—	8.5	8.5
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	8.5	8.5
Ending Balance July 3, 2021	$—	$(1.1)	$(77.1)	$(78.2)

Beginning balance March 28, 2020	$—	$(1.0)	$(97.4)	$(98.4)
OCI before reclassifications	—	—	8.4	8.4
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	8.4	8.4
Ending balance June 27, 2020	$—	$(1.0)	$(89.0)	$(90.0)

Beginning balance December 28, 2019	$11.2	$(1.0)	$(78.7)	$(68.5)
OCI before reclassifications	(8.7)	—	(10.3)	(19.0)
Amounts reclassified from AOCI	(2.5)	—	—	(2.5)
Net current-period OCI	(11.2)	—	(10.3)	(21.5)
Ending balance June 27, 2020	$—	$(1.0)	$(89.0)	$(90.0)

______________________
1     All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three and six months ended July 3, 2021 and June 27, 2020, respectively:

(in millions of U.S. dollars)	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$—	$—	$—	$0.1	Cost of sales
Commodity hedges [2]	—	—	—	2.4	Gain on sale of discontinued operations
	—	—	—	2.5	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$—	$—	$—	$2.5	Net of tax
Amortization of pension benefit plan items
Actuarial (losses)/gains [3]	$—	$—	$—	$—
Prior service costs [3]	—	—	—	—
	—	—	—	—	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$—	$—	$—	$—	Net of tax
Total reclassifications for the period	$—	$—	$—	$2.5	Net of tax
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
We had $51.5 million in standby letters of credit outstanding as of July 3, 2021 ($50.6 million as of January 2, 2021).
Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $17.8 million as of July 3, 2021, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. Discussions with the landlords are ongoing. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of July 3, 2021 and January 2, 2021 were as follows:

	July 3, 2021		January 2, 2021
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2025 [1,2]	—	—	743.0	767.2
3.875% senior notes due in 2028 [1,2]	525.7	535.9	543.6	559.9
4.375% senior notes due in 2029 [1,2]	739.6	740.5	—	—
Total	$1,265.3	$1,276.4	$1,286.6	$1,327.1
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2    Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of July 3, 2021 and January 2, 2021 (see Note 10 to the Consolidated Financial Statements).

Note 14—Subsequent Events
Subsequent to July 3, 2021, we repurchased 1,417,725 common shares for approximately $23.2 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled.
On August 4, 2021, our Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on September 2, 2021 to shareowners of record at the close of business on August 19, 2021.

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
Overview
    Primo is a leading provider of sustainable drinking water solutions direct to customers in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 22-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units.
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
For our associates we have implemented safety protocols, including implementing social distancing guidelines, staggering employee shifts, providing our associates with personal protective equipment, and continuing to allow members of our team to work from home where possible. We have been working and will continue to work closely with our business partners on contingency planning in an effort to maintain supply. To date, we have not experienced a material disruption to our operations or supply chain.

The extent of the impact of the pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market, including the duration and scope of the pandemic, the emergence and spread of new disease variants, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, successful distribution and efficacy of COVID-19 vaccines and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.
As we deliver bottled water to residential and business customers across a 22-country footprint and provide multi-gallon purified bottled water, self-service refill drinking water and water dispensers to customers through retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction. Changes in demand as a result of COVID-19 will vary in scope and timing across these markets. For example, to date, we have seen an increase in volumes in our residential water direct business and a decrease in volumes in our commercial water direct business as a result of the COVID-19 pandemic. Economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our business partners’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all. The full extent of the COVID outbreak and its impact on the markets served by the Company's operations continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and spikes in infections (including the spread of variants) also being experienced.
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and six months ended July 3, 2021, we received wage subsidies under these programs totaling $0.8 million and $2.2 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $8.1 million and $9.0 million were included in accounts payable and accrued liabilities and $7.5 million were included in other long-term liabilities on our Consolidated Balance Sheet as of July 3, 2021 and January 2, 2021, respectively.
Divestiture, Acquisition and Financing Transactions
    In February 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”), to Westrock Coffee Company, LLC, a Delaware limited liability company (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company (“S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to Westrock. We used the proceeds of the transaction to finance a portion of the Legacy Primo Acquisition, as described below.
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
On October 22, 2020, we issued €450.0 million ($533.5 million at exchange rates in effect on October 22, 2020) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility and the $750.0 million of 5.500% senior notes due April 1, 2025. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021. The proceeds of the 2028 Notes, along with borrowings from the Revolving Credit Facility, were used to redeem in full €450.0 million of 5.500% senior notes due July 1, 2024 (“2024 Notes") and pay related premiums, fees and expenses.
We incurred approximately $8.0 million of financing fees for the issuance of the 2028 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2028 Notes. The redemption of the 2024 Notes included $14.6 million in premium payments and accrued interest of $9.0 million.
On April 30, 2021, we issued $750.0 million of 4.375% senior notes due April 30, 2029 (“2029 Notes”) to qualified purchasers in a private placement offering under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2029 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2029 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility and the €450.0 million of 3.875% senior notes due October 31, 2028. The 2029 Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the $750.0 million of 5.500% senior notes due April 1, 2025 ("2025 Notes") and pay related premiums, fees and expenses.
We incurred approximately $11.2 million of financing fees for the issuance of the 2029 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2029 Notes.
The redemption of the 2025 Notes included $20.6 million in premium payments, accrued interest of $3.6 million, and the write-off of $6.6 million in deferred financing fees.
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

    The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A “Risk Factors” in our 2020 Annual Report and those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.
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
•the impact on our tax obligations and effective tax rate arising from changes in local tax laws or countries adopting more aggressive interpretations of tax laws;
•our ability to utilize tax attributes to offset future taxable income; or
•credit rating changes.
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
    We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) from continuing operations before interest expense, net, expense (benefit) for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, COVID-19 costs, goodwill and intangible asset impairment charges, foreign exchange and other (gains) losses, net, loss on disposal of property, plant and equipment, net, loss on extinguishment of long-term debt, gain on sale of business and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance and enhances comparability between periods.
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

Summary Financial Results
Net loss from continuing operations for the three months ended July 3, 2021 (the “second quarter”) and six months ended July 3, 2021 (the "first half of 2021" or "year to date") was $8.3 million or $0.05 per diluted common share, and $18.5 million or $0.11 per diluted common share, respectively, compared with net loss from continuing operations of $131.7 million or $0.82 per diluted common share, and $159.1 million or $1.06 per diluted common share for the three and six months ended June 27, 2020, respectively.
The following items of significance affected our financial results for the first six months of 2021:

•Net revenue increased $73.5 million, or 7.9%, from the prior year period due primarily to the addition of revenues from the Legacy Primo business, pricing initiatives and the impact of favorable foreign exchange rates, partially offset by a decline in water and office coffee services consumption due to the impact of COVID-19;
•Gross profit increased to $561.7 million from $528.0 million in the prior year period due primarily to the addition of the Legacy Primo business, pricing initiatives and the impact of favorable foreign exchange rates, partially offset by a decline in water and office coffee services consumption due to the impact of COVID-19. Gross profit as a percentage of net revenue was 55.9% compared to 56.7% in the prior year period;
•SG&A expenses increased to $507.9 million from $501.8 million in the prior year period due primarily to the addition of the Legacy Primo business, increased delivery expenses and the unfavorable impact of foreign exchange rates partially offset by cost reduction initiatives executed as a result of the impact of COVID-19. SG&A expenses as a percentage of net revenue was 50.6% compared to 53.9% in the prior year period;
•Acquisition and integration expenses decreased to $3.7 million from $25.1 million in the prior year period due primarily to lower acquisition and integration costs incurred in connection with the Legacy Primo Acquisition. Acquisition and integration expenses as a percentage of revenue was 0.4% compared to 2.7% in the prior year period;
•Goodwill and intangible asset impairment charges decreased to nil from $115.2 million in the prior year period due primarily to impairment charges recorded in the prior period as a result of general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results;
•Other expense, net was $25.2 million compared to $5.4 million in the prior year period due primarily to costs incurred to redeem our 2025 Notes in the current year period;
•Income tax expense was $1.3 million on pre-tax loss from continuing operations of $17.2 million compared to income tax benefit of $4.7 million on pre-tax loss from continuing operations of $163.8 million in the prior year period due primarily to increased earnings in taxable jurisdictions and impairment charges incurred in the prior year period for which minimal tax benefit was recognized;
•Adjusted EBITDA increased to $175.7 million compared to $152.9 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $88.3 million compared to $70.2 million in the prior year period. The $18.1 million increase was due primarily to improved earnings, excluding non-cash charges, relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and six months ended July 3, 2021 and June 27, 2020:

	For the Three Months Ended				For the Six Months Ended
	July 3, 2021		June 27, 2020		July 3, 2021		June 27, 2020
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	526.1	100.0	456.8	100.0	1,004.5	100.0	931.0	100.0
Cost of sales	228.9	43.5	202.1	44.2	442.8	44.1	403.0	43.3
Gross profit	297.2	56.5	254.7	55.8	561.7	55.9	528.0	56.7
Selling, general and administrative expenses	259.9	49.4	246.7	54.0	507.9	50.6	501.8	53.9
Loss on disposal of property, plant and equipment, net	3.3	0.6	2.5	0.5	5.4	0.5	3.9	0.4
Acquisition and integration expenses	2.4	0.5	4.3	0.9	3.7	0.4	25.1	2.7
Goodwill and intangible asset impairment charges	—	—	115.2	25.2	—	—	115.2	12.4
Operating income (loss)	31.6	6.0	(114.0)	(25.0)	44.7	4.4	(118.0)	(12.7)
Other expense (income), net	25.6	4.9	(1.6)	(0.4)	25.2	2.5	5.4	0.6
Interest expense, net	17.7	3.4	20.7	4.5	36.7	3.7	40.4	4.3
Loss from continuing operations before income taxes	(11.7)	(2.2)	(133.1)	(29.1)	(17.2)	(1.7)	(163.8)	(17.6)
Income tax (benefit) expense	(3.4)	(0.6)	(1.4)	(0.3)	1.3	0.1	(4.7)	(0.5)
Net loss from continuing operations	(8.3)	(1.6)	(131.7)	(28.8)	(18.5)	(1.8)	(159.1)	(17.1)
Net (loss) income from discontinued operations, net of income taxes	—	—	(4.3)	(0.9)	—	—	26.6	2.9
Net loss	(8.3)	(1.6)	(136.0)	(29.8)	(18.5)	(1.8)	(132.5)	(14.2)
Depreciation & amortization	52.0	9.9	52.8	11.6	105.1	10.5	97.8	10.5

The following tables summarize the change in revenue by reporting segment for the three and six months ended July 3, 2021:

	For the Three Months Ended July 3, 2021
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in revenue	$32.8	$36.5	$—	$69.3
Impact of foreign exchange [1]	(2.1)	(10.9)	—	(13.0)
Change excluding foreign exchange	$30.7	$25.6	$—	$56.3
Percentage change in revenue	9.0%	39.3%	—%	15.2%
Percentage change in revenue excluding foreign exchange	8.4%	27.6%	—%	12.3%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

	For the Six Months Ended July 3, 2021
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in revenue	$47.6	$25.9	$—	$73.5
Impact of foreign exchange [1]	(3.0)	(18.1)	—	(21.1)
Change excluding foreign exchange	$44.6	$7.8	$—	$52.4
Percentage change in revenue	6.7%	12.0%	—%	7.9%
Percentage change in revenue excluding foreign exchange	6.2%	3.6%	—%	5.6%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for the three and six months ended July 3, 2021:

	For the Three Months Ended July 3, 2021
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in gross profit	$19.7	$22.8	$—	$42.5
Impact of foreign exchange [1]	(1.2)	(5.6)	—	(6.8)
Change excluding foreign exchange	$18.5	$17.2	$—	$35.7
Percentage change in gross profit	9.6%	46.7%	—%	16.7%
Percentage change in gross profit excluding foreign exchange	9.0%	35.2%	—%	14.0%
______________________
1     Impact of foreign exchange is the difference between the current period gross profit translated utilizing the current period average foreign exchange rates less the current period gross profit translated utilizing the prior period average foreign exchange rates.

	For the Six Months Ended July 3, 2021
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in gross profit	$18.1	$15.6	$—	$33.7
Impact of foreign exchange [1]	(1.6)	(9.4)	—	(11.0)
Change excluding foreign exchange	$16.5	$6.2	$—	$22.7
Percentage change in gross profit	4.4%	13.4%	—%	6.4%
Percentage change in gross profit excluding foreign exchange	4.0%	5.3%	—%	4.3%
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
    The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and six months ended July 3, 2021 and June 27, 2020:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue, net
North America	$396.7	$363.9	$762.2	$714.6
Rest of World	129.4	92.9	242.3	216.4
All Other	—	—	—	—
Total	$526.1	$456.8	$1,004.5	$931.0
Gross profit
North America	$225.6	$205.9	$430.1	$412.0
Rest of World	71.6	48.8	131.6	116.0
All Other	—	—	—	—
Total	$297.2	$254.7	$561.7	$528.0
Selling, general and administrative expenses [1]
North America	$180.6	$175.9	$356.4	$353.7
Rest of World	70.4	61.6	133.7	130.1
All Other	8.9	9.2	17.8	18.0
Total	$259.9	$246.7	$507.9	$501.8
Operating income (loss) [1]
North America	$40.1	$24.0	$66.2	$47.1
Rest of World	1.6	(128.1)	(2.0)	(130.5)
All Other	(10.1)	(9.9)	(19.5)	(34.6)
Total	$31.6	$(114.0)	$44.7	$(118.0)
______________________
1    We revised the allocation of information technology costs from the All Other category to our North America and Rest of World reporting segments to reflect how the Chief Executive Officer, who is our chief operating decision maker, measures the performance of our segments. As a result of the change, SG&A expenses for the prior periods have been recast to increase SG&A expenses in our North America reporting segment by $0.4 million, increase SG&A expenses in our Rest of World reporting segment by $1.5 million, and decrease SG&A expenses in the All Other category by $1.9 million for the three months ended June 27, 2020. SG&A expenses for the six months ended June 27, 2020 have been recast to increase SG&A expenses in our North America reporting segment by $1.0 million, increase SG&A expenses in our Rest of World reporting segment by $3.4 million, and decrease SG&A expenses in the All Other category by $4.4 million. Operating income (loss) for our North American and Rest of World reporting segments, as well as our All Other category, reflect the aforementioned adjustments for the three and six months ended June 27, 2020, respectively.

The following tables summarize net revenue by channel for the three and six months ended July 3, 2021 and June 27, 2020:

	For the Three Months Ended July 3, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$264.9	$58.1	$—	$323.0
Water Refill/Water Filtration	45.1	8.0	—	53.1
Other Water	42.2	22.4	—	64.6
Water Dispensers	17.6	—	—	17.6
Other	26.9	40.9	—	67.8
Total	$396.7	$129.4	$—	$526.1

	For the Six Months Ended July 3, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$503.7	$106.9	$—	$610.6
Water Refill/Water Filtration	90.2	15.9	—	106.1
Other Water	83.1	37.8	—	120.9
Water Dispensers	32.6	—	—	32.6
Other	52.6	81.7	—	134.3
Total	$762.2	$242.3	$—	$1,004.5

	For the Three Months Ended June 27, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$225.8	$42.3	$—	$268.1
Water Refill/Water Filtration	51.2	6.3	—	57.5
Other Water	42.5	14.3	—	56.8
Water Dispensers	20.8	—	—	20.8
Other	23.6	30.0	—	53.6
Total	$363.9	$92.9	$—	$456.8

	For the Six Months Ended June 27, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$463.2	$100.1	$—	$563.3
Water Refill/Water Filtration	74.9	13.4	—	88.3
Other Water	84.7	27.5	—	112.2
Water Dispensers	26.7	—	—	26.7
Other	65.1	75.4	—	140.5
Total	$714.6	$216.4	$—	$931.0

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended July 3, 2021 and June 27, 2020:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net loss from continuing operations	$(8.3)	$(131.7)	$(18.5)	$(159.1)
Interest expense, net	17.7	20.7	36.7	40.4
Income tax (benefit) expense	(3.4)	(1.4)	1.3	(4.7)
Depreciation and amortization	52.0	52.8	105.1	97.8
EBITDA	$58.0	$(59.6)	$124.6	$(25.6)
Acquisition and integration costs	2.4	4.3	3.7	25.1
Share-based compensation costs	3.8	4.9	6.2	7.3
COVID-19 costs	0.5	15.4	1.2	16.8
Goodwill and intangible asset impairment charges	—	115.2	—	115.2
Foreign exchange and other (gains) losses, net	(1.0)	(1.1)	(1.1)	5.2
Loss on disposal of property, plant and equipment, net	3.3	2.5	5.4	3.9
Loss on extinguishment of long-term debt	27.2	—	27.2	—
Gain on sale of business	—	(0.6)	—	(0.6)
Other adjustments, net	5.3	1.5	8.5	5.6
Adjusted EBITDA	$99.5	$82.5	$175.7	$152.9

Three Months Ended July 3, 2021 Compared to Three Months Ended June 27, 2020
Revenue, Net
Net revenue increased $69.3 million, or 15.2%, in the second quarter from the comparable prior year period.
North America net revenue increased $32.8 million, or 9.0%, in the second quarter from the comparable prior year period due primarily to pricing initiatives and an increase in water consumption.
Rest of World net revenue increased $36.5 million, or 39.3%, in the second quarter from the comparable prior year period due primarily to an increase in water consumption and the favorable impact of foreign exchange rates.
Gross Profit
Gross profit increased to $297.2 million in the second quarter from $254.7 million in the comparable prior year period. Gross profit as a percentage of revenue was 56.5% in the second quarter compared to 55.8% in the comparable prior year period.
North America gross profit increased to $225.6 million in the second quarter from $205.9 million in the comparable prior year period due primarily to pricing initiatives and an increase water consumption.
Rest of World gross profit increased to $71.6 million in the second quarter from $48.8 million in the comparable prior year period due primarily to an increase in water consumption and the favorable impact of foreign exchange rates.

Selling, General and Administrative Expenses
SG&A expenses increased to $259.9 million in the second quarter from $246.7 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 49.4% in the second quarter compared to 54.0% in the comparable prior year period.
North America SG&A expenses increased to $180.6 million in the second quarter from $175.9 million in the comparable prior year period due primarily to increased delivery expenses partially offset by cost reduction initiatives executed in response to COVID-19 in the prior year period.
Rest of World SG&A expenses increased to $70.4 million in the second quarter from $61.6 million in the comparable prior year period due primarily to an increase in delivery expenses and the unfavorable impact of foreign exchange rates, partially offset by cost reduction initiatives executed as a result of the impact of COVID-19 in the prior year period.
All Other SG&A expenses decreased to $8.9 million in the second quarter from $9.2 million in the comparable prior year period due primarily to lower share-based compensation costs.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $2.4 million in the second quarter from $4.3 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 0.5% in the second quarter compared to 0.9% in the comparable prior year period.
North America acquisition and integration expenses decreased to $1.3 million in the second quarter from $2.4 million in the comparable prior year period due primarily to lower integration costs incurred in connection with the Legacy Primo Acquisition.
Rest of World acquisition and integration expenses decreased to ($0.1) million in the second quarter from $1.0 million in the comparable prior year period due primarily to a reduction in costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses increased to $1.2 million in the second quarter from $0.9 million in the comparable prior year period.
Goodwill and Intangible Asset Impairment Charges
Goodwill and intangible asset impairment charges decreased to nil in the second quarter from $115.2 million in the comparable prior year period. Goodwill and intangible asset impairment charges as a percentage of revenue was nil in the second quarter compared to 25.2% in the comparable prior year period.
North America goodwill and intangible asset impairment charges decreased to nil in the second quarter from $1.2 million in the comparable prior year period due to impairment charges recorded in the prior year period on certain of our Canadian trademarks primarily resulting from general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
Rest of World goodwill and intangible asset impairment charges decreased to nil in the second quarter from $114.0 million in the comparable prior year period due primarily to impairment charges recorded in the prior year period as a result of general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
Operating Income (Loss)
Operating income increased to $31.6 million in the second quarter from operating loss of $114.0 million in the comparable prior year period.
North America operating income increased to $40.1 million in the second quarter from $24.0 million in the comparable prior year period due to the items discussed above.
Rest of World operating income increased to $1.6 million in the second quarter from $128.1 million operating loss in the comparable prior year period due to the items discussed above.
All Other operating loss decreased to $10.1 million in the second quarter from $9.9 million in the comparable prior year period due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $25.6 million for the second quarter compared to other income, net of $1.6 million in the comparable prior year period due primarily to costs incurred to redeem our 2025 Notes in the current year period.

Income Taxes
Income tax benefit was $3.4 million in the second quarter compared to income tax benefit of $1.4 million in the comparable prior year period. The effective tax rate for the second quarter was 29.1% compared to 1.1% in the comparable prior year period.
The effective tax rate for the second quarter varied from the effective tax rate from the comparable prior year period due primarily to impairment charges incurred in the prior year period for which minimal tax benefit was recognized.

Six Months Ended July 3, 2021 Compared to Six Months Ended June 27, 2020
Revenue, Net
Net revenue increased $73.5 million, or 7.9%, for the year to date from the comparable prior year period.
North America net revenue increased $47.6 million, or 6.7%, for the year to date from the comparable prior year period due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption due to the impact of COVID-19.
Rest of World net revenue increased $25.9 million, or 12.0%, for the year to date from the comparable prior year period due primarily to an increase in water consumption and the favorable impact of foreign exchange rates.
Gross Profit
Gross profit increased to $561.7 million for the year to date from $528.0 million in the comparable prior year period. Gross profit as a percentage of revenue was 55.9% year to date compared to 56.7% in the comparable prior year period.
North America gross profit increased to $430.1 million for the year to date from $412.0 million in the comparable prior year period due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption as a result of the impact of COVID-19.
Rest of World gross profit increased to $131.6 million for the year to date from $116.0 million in the comparable prior year period due primarily to an increase in water consumption and the favorable impact of foreign exchange rates.
Selling, General and Administrative Expenses
SG&A expenses increased to $507.9 million for the year to date from $501.8 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 50.6% year to date compared to 53.9% in the comparable prior year period.
North America SG&A expenses increased to $356.4 million for the year to date from $353.7 million in the comparable prior year period due primarily to the addition of the Legacy Primo business and an increase in delivery expenses, partially offset by cost reduction initiatives executed as a result of the impact of COVID-19.
Rest of World SG&A expenses increased to $133.7 million for the year to date from $130.1 million in the comparable prior year period due primarily to an increase in delivery expenses and the unfavorable impact of foreign exchanges rates, partially offset by cost reduction initiatives executed as a result of the impact of COVID-19.
All Other SG&A expenses decreased to $17.8 million for the year to date from $18.0 million in the comparable prior year period due primarily to lower share-based compensation costs.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $3.7 million for the year to date from $25.1 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 0.4% year to date compared to 2.7% in the comparable prior year period.
North America acquisition and integration expenses decreased to $2.0 million for the year to date from $6.5 million in the comparable prior year period due primarily to lower acquisition and integration costs of the Legacy Primo business.
Rest of World acquisition and integration expenses decreased to nil for the year to date from $2.1 million in the comparable prior year period due primarily to a reduction in costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses decreased to $1.7 million for the year to date from $16.5 million in the comparable prior year period due primarily to lower acquisition and integration costs of the Legacy Primo business.

Goodwill and Intangible Asset Impairment Charges
Goodwill and intangible asset impairment charges decreased to nil for the year to date from $115.2 million in the comparable prior year period. Goodwill and intangible asset impairment charges as a percentage of revenue was nil year to date compared to 12.4% in the comparable prior year period.
North America goodwill and intangible asset impairment charges decreased to nil for the year to date from $1.2 million in the comparable prior year period due to impairment charges recorded in the prior year period on certain of our Canadian trademarks primarily resulting from general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
Rest of World goodwill and intangible asset impairment charges decreased to nil for the year to date from $114.0 million in the comparable prior year period due primarily to impairment charges recorded in the prior year period as a result of general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
Operating (Loss) Income
Operating income was $44.7 million for the year to date compared to operating loss of $118.0 million in the comparable prior year period.
North America operating income increased to $66.2 million for the year to date from operating income of $47.1 million in the comparable prior year period due to the items discussed above.
Rest of World operating loss decreased to $2.0 million for the year to date from operating loss of $130.5 million in the comparable prior year period due to the items discussed above.
All Other operating loss decreased to $19.5 million for the year to date from $34.6 million in the comparable prior year period due to the items discussed above.
Other Expense, Net
Other expense, net was $25.2 million for the year to date compared to $5.4 million in the comparable prior year period due primarily to costs incurred to redeem our 2025 Notes in the current year period.
Income Taxes
Income tax expense was $1.3 million for the year to date compared to income tax benefit of $4.7 million in the comparable prior year period. The effective tax rate for the year to date was (7.6)% compared to 2.9% in the comparable prior year period.
The effective tax rate for the year to date varied from the effective tax rate from the comparable prior year period due primarily to increased earnings in taxable jurisdictions and impairment charges incurred in the prior year period for which minimal tax benefit is recognized.
Liquidity and Capital Resources
As of July 3, 2021, we had total debt of $1,486.9 million and $114.2 million of cash and cash equivalents compared to $1,470.7 million of debt and $115.1 million of cash and cash equivalents as of January 2, 2021.
The COVID-19 pandemic has continued to disrupt our business. The extent and duration of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market. These factors include the duration and scope of the pandemic, including the spread of new disease variants, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.
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

As of July 3, 2021, our outstanding borrowings under the Revolving Credit Facility were $139.8 million and outstanding letters of credit totaled $51.5 million resulting in total utilization under the Revolving Credit Facility of $191.3 million. Accordingly, unused availability under the Revolving Credit Facility as of July 3, 2021 amounted to $158.7 million.
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
A dividend of $0.06 per common share was declared during each quarter of 2021 to date for aggregate dividend payments of approximately $19.5 million.
The following table summarizes our cash flows for the three and six months ended July 3, 2021 and June 27, 2020, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net cash provided by operating activities from continuing operations	$59.6	$65.5	$88.3	$70.2
Net cash used in investing activities from continuing operations	(36.3)	(41.4)	(65.5)	(501.6)
Net cash (used in) provided by financing activities from continuing operations	(9.2)	76.0	(21.6)	63.2
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	(2.6)	(0.7)	(1.8)	(18.0)
Net cash (used in) provided by investing activities from discontinued operations	—	(1.6)	—	392.9
Net cash used in financing activities from discontinued operations	—	—	—	(0.1)
Effect of exchange rate changes on cash	0.5	1.1	(0.3)	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	12.0	98.9	(0.9)	5.6
Cash and cash equivalents and restricted cash, beginning of period	102.2	112.2	115.1	205.5
Cash and cash equivalents and restricted cash from continuing operations, end of period	$114.2	$211.1	$114.2	$211.1
Operating Activities
Cash provided by operating activities from continuing operations was $88.3 million year to date compared to $70.2 million in the comparable prior year period. The $18.1 million increase was due primarily to improved earnings, excluding non-cash charges, relative to the prior year period.

Investing Activities
Cash used in investing activities from continuing operations was $65.5 million year to date compared to $501.6 million in the comparable prior year period. The $436.1 million decrease was due primarily to the cash used to acquire our Legacy Primo business in the prior year and a decrease in additions to property, plant and equipment relative to the prior year period.
Financing Activities
Cash used in financing activities from continuing operations was $21.6 million year to date compared to cash provided by financing activities from continuing operations of $63.2 million in the comparable prior year period. The $84.8 million decrease was due primarily to a decrease in net short-term borrowings and cash provided by other financing activities, as well as an increase in cash used for financing fees year to date as compared to the prior year period, partially offset by a decrease in cash used to repurchase common shares year to date as compared to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of July 3, 2021.
Contractual Obligations
Except as described below, there were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2020 Annual Report.
On April 30, 2021, we issued the 2029 Notes. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the 2025 Notes and pay related premiums, fees and expenses. See Note 10 to the Consolidated Financial Statements for additional information on the 2029 Notes.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2020 Annual Report.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of July 3, 2021, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of July 3, 2021.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of July 3, 2021.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On May 4, 2021, our Board of Directors approved a new share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021. During the second quarter of 2021, we repurchased 786,017 common shares for approximately $13.0 million through open market transactions. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.

We are unable to predict the number of common shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Tax Withholding
In the second quarter of 2021, an aggregate of 16,208 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the second quarter of 2020, an aggregate of 19,978 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since January 2, 2021, our equity has decreased by $20.9 million. The decrease was primarily due to a net loss of $18.5 million, common shares repurchased and canceled of $16.3 million and common share dividend payments of $19.5 million, partially offset by the issuance of common shares of $18.7 million, share-based compensation costs of $6.2 million and other comprehensive income, net of tax of $8.5 million.
Dividend Payments
Common Share Dividend
On May 4, 2021, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on June 16, 2021 to shareowners of record at the close of business on June 4, 2021. On August 4, 2021, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on September 2, 2021 to shareowners of record at the close of business on August 19, 2021. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 3, 2021. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2021, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
On May 4, 2021, our Board of Directors approved a new share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021 (the “Repurchase Plan”).
The following table summarizes the repurchase activity under the Repurchase Plan during the second quarter of 2021:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2021- April 30, 2021	—	$—	—	$—
May 1, 2021-May 31, 2021	112,274	$16.72	112,274	$48,122,779
June 1, 2021-July 3, 2021	673,743	$16.44	673,743	$37,046,444
Total	786,017

Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the second quarter of 2021 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2021- April 30, 2021	6,628	$16.57	N/A	N/A
May 1, 2021-May 31, 2021	5,275	$16.87	N/A	N/A
June 1, 2021-July 3, 2021	4,305	$16.85	N/A	N/A
Total	16,208

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Continuance of Primo Water Corporation.					*
3.2	By-laws of Primo Water Corporation, as amended.					*
4.1	Amended and Restated Shareholder Rights Plan Agreement, dated as of May 4, 2021, between Primo Water Corporation and Computershare Investor Services Inc., as Rights Agent.					*
4.2	Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee and The Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, governing the 4.375% Senior Notes due 2029.	8-K	4.1	4/30/2021	001-31410
4.3	Form of 4.375% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.2)	8-K	4.1	4/30/2021	001-31410
10.1 (1)	Employment Offer Letter to Anne Melaragni dated May 4, 2021.					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2021.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2021.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2021.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2021.					*
101	The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, filed August 6, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
______________________
1     Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: August 6, 2021	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: August 6, 2021	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)