Form 10-Q
period 2021-10-02
Primo Water Corp /CN/
filed 2021-11-05
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 2, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2021
Common Shares, no par value per share	160,098,727

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue, net	$550.8	$517.5	$1,555.3	$1,448.5
Cost of sales	242.4	213.4	685.2	616.4
Gross profit	308.4	304.1	870.1	832.1
Selling, general and administrative expenses	263.6	257.2	771.5	759.0
Loss on disposal of property, plant and equipment, net	—	2.3	5.4	6.2
Acquisition and integration expenses	2.6	3.3	6.3	28.4
Goodwill and intangible asset impairment charges	—	—	—	115.2
Operating income (loss)	42.2	41.3	86.9	(76.7)
Other expense (income), net	4.3	(4.8)	29.5	0.6
Interest expense, net	16.7	20.4	53.4	60.8
Income (loss) from continuing operations before income taxes	21.2	25.7	4.0	(138.1)
Income tax expense (benefit)	3.1	3.4	4.4	(1.3)
Net income (loss) from continuing operations	$18.1	$22.3	$(0.4)	$(136.8)
Net (loss) income from discontinued operations, net of income taxes	—	(0.3)	—	26.3
Net income (loss)	$18.1	$22.0	$(0.4)	$(110.5)

Net income (loss) per common share
Basic:
Continuing operations	$0.11	$0.14	$0.00	$(0.89)
Discontinued operations	$—	$—	$—	$0.17
Net income (loss)	$0.11	$0.14	$0.00	$(0.72)
Diluted:
Continuing operations	$0.11	$0.14	$0.00	$(0.89)
Discontinued operations	$—	$—	$—	$0.17
Net income (loss)	$0.11	$0.14	$0.00	$(0.72)
Weighted average common shares outstanding (in thousands)
Basic	160,481	160,101	160,892	153,723
Diluted	161,932	161,433	160,892	153,723

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income (loss)	$18.1	$22.0	$(0.4)	$(110.5)
Other comprehensive income (loss):
Currency translation adjustment	1.2	(4.8)	9.7	(15.1)
Loss on derivative instruments, net of tax [1]	—	—	—	(11.2)
Comprehensive income (loss)	$19.3	$17.2	$9.3	$(136.8)
______________________
1    Net of the effect of $3.0 million tax benefit and $1.3 million associated tax impact that resulted in a decrease to the gain on sale of discontinued operations for the nine months ended September 26, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	October 2, 2021	January 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$125.3	$115.1
Accounts receivable, net of allowance of $21.0 ($20.7 as of January 2, 2021)	287.6	222.3
Inventories	95.7	83.8
Prepaid expenses and other current assets	21.1	21.3
Total current assets	529.7	442.5
Property, plant and equipment, net	689.5	685.6
Operating lease right-of-use-assets	174.6	180.6
Goodwill	1,277.0	1,284.3
Intangible assets, net	948.4	987.6
Other long-term assets, net	23.9	24.1
Total assets	$3,643.1	$3,604.7
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$172.9	$107.7
Current maturities of long-term debt	14.1	17.9
Accounts payable and accrued liabilities	442.1	387.7
Current operating lease obligations	33.9	35.5
Total current liabilities	663.0	548.8
Long-term debt	1,308.4	1,345.1
Operating lease obligations	143.8	148.0
Deferred tax liabilities	149.6	148.1
Other long-term liabilities	64.8	67.8
Total liabilities	2,329.6	2,257.8
Shareholders' Equity
Common shares, no par value - 160,135,328 (January 2, 2021 - 160,406,464) shares issued	1,277.8	1,268.0
Additional paid-in-capital	83.0	84.5
Retained earnings	29.7	81.1
Accumulated other comprehensive loss	(77.0)	(86.7)
Total shareholders' equity	1,313.5	1,346.9
Total liabilities and shareholders' equity	$3,643.1	$3,604.7

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cash flows from operating activities of continuing operations:
Net income (loss)	$18.1	$22.0	$(0.4)	$(110.5)
Net (loss) income from discontinued operations, net of income taxes	—	(0.3)	—	26.3
Net income (loss) from continuing operations	18.1	22.3	(0.4)	(136.8)
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	53.3	53.6	158.4	151.4
Amortization of financing fees	0.8	0.9	2.5	2.7
Share-based compensation expense	3.8	6.2	10.0	13.5
Provision (benefit) for deferred income taxes	1.9	1.8	1.3	(2.6)
Loss on extinguishment of debt	—	—	27.2	—
(Gain) loss on sale of business	—	—	—	(0.6)
Goodwill and intangible asset impairment charges	—	—	—	115.2
Loss on disposal of property, plant and equipment, net	—	2.3	5.4	6.2
Other non-cash items	3.9	(2.8)	2.9	1.7
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3.3)	(48.6)	(65.2)	(38.5)
Inventories	(9.6)	0.5	(12.7)	3.0
Prepaid expenses and other current assets	3.6	(3.9)	(0.6)	(3.5)
Other assets	0.1	(0.3)	0.4	(0.9)
Accounts payable and accrued liabilities and other liabilities	10.8	21.2	42.5	12.6
Net cash provided by operating activities from continuing operations	83.4	53.2	171.7	123.4
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(12.9)	(1.2)	(13.2)	(435.7)
Additions to property, plant and equipment	(37.5)	(21.4)	(99.3)	(85.0)
Additions to intangible assets	(2.6)	(2.5)	(6.7)	(7.9)
Proceeds from sale of property, plant and equipment	0.7	0.2	1.4	1.0
Other investing activities	(1.2)	—	(1.2)	1.1
Net cash used in investing activities from continuing operations	(53.5)	(24.9)	(119.0)	(526.5)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(3.5)	(2.3)	(760.5)	(7.6)
Issuance of long-term debt	—	—	750.0	—
Proceeds from short-term borrowings	38.2	—	83.2	323.9
Payments on short-term borrowings	(18.0)	(70.0)	(28.0)	(279.9)
Premiums and costs paid upon extinguishment of long-term debt	—	—	(20.6)	—
Issuance of common shares	3.4	1.2	19.1	2.0
Common shares repurchased and canceled	(29.3)	(0.2)	(45.6)	(32.3)
Financing fees	—	(0.6)	(11.3)	(3.4)
Equity issuance fees	—	—	—	(1.1)
Dividends paid to common shareholders	(9.6)	(9.6)	(29.2)	(29.9)
Payment of deferred consideration for acquisitions	—	—	(1.8)	(1.2)
Other financing activities	1.1	7.9	5.4	19.1
Net cash used in financing activities from continuing operations	(17.7)	(73.6)	(39.3)	(10.4)
Cash flows from discontinued operations:
Operating activities of discontinued operations	0.1	(0.7)	(1.7)	(18.7)
Investing activities of discontinued operations	—	(4.0)	—	388.9
Financing activities of discontinued operations	—	—	—	(0.1)
Net cash provided by (used in) discontinued operations	0.1	(4.7)	(1.7)	370.1
Effect of exchange rate changes on cash	(1.2)	0.8	(1.5)	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	11.1	(49.2)	10.2	(43.6)
Cash and cash equivalents and restricted cash, beginning of period	114.2	211.1	115.1	205.5
Cash and cash equivalents and restricted cash, end of period	$125.3	$161.9	125.3	161.9
Supplemental Non-cash Investing and Financing Activities:
Shares issued in connection with business combination	$—	$—	$—	$377.6
Accrued deferred financing fees	0.2	—	0.2	—
Dividends payable issued through accounts payable and accrued liabilities	0.1	0.1	0.2	0.3
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	22.4	13.1	29.7	14.7
Financing lease right-of-use assets obtained in exchange for lease obligations	2.1	8.5	8.0	32.5
Operating lease right-of-use assets obtained in exchange for lease obligations	2.5	4.9	20.7	19.8
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2.6	$16.2	$42.8	$54.8
Cash paid for income taxes, net	1.5	4.1	7.7	6.8

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at July 3, 2021	161,604	$1,287.7	$80.1	$36.4	$(78.2)	$1,326.0
Net income	—	—	—	18.1	—	18.1
Other comprehensive income, net of tax	—	—	—	—	1.2	1.2
Common shares dividends ($0.06 per common share)	—	—	—	(9.7)	—	(9.7)
Share-based compensation	—	—	3.8	—	—	3.8
Common shares repurchased and canceled	(1,783)	(14.2)	—	(15.1)	—	(29.3)
Common shares issued - Equity Incentive Plan	289	3.9	(0.8)	—	—	3.1
Common shares issued - Employee Stock Purchase Plan	25	0.4	(0.1)	—	—	0.3
Balance at October 2, 2021	160,135	$1,277.8	$83.0	$29.7	$(77.0)	$1,313.5

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 2, 2021	160,406	$1,268.0	$84.5	$81.1	$(86.7)	$1,346.9
Net loss	—	—	—	(0.4)	—	(0.4)
Other comprehensive income, net of tax	—	—	—	—	9.7	9.7
Common shares dividends ($0.18 per common share)	—	—	—	(29.2)	—	(29.2)
Share-based compensation	—	—	10.0	—	—	10.0
Common shares repurchased and canceled	(2,765)	(23.8)	—	(21.8)	—	(45.6)
Common shares issued - Equity Incentive Plan	2,408	32.2	(11.3)	—	—	20.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	85	1.4	(0.2)	—	—	1.2
Balance at October 2, 2021	160,135	$1,277.8	$83.0	$29.7	$(77.0)	$1,313.5

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholder's Equity
Balance at June 27, 2020	160,019	$1,263.3	$75.2	$99.7	$(90.0)	$1,348.2
Net income	—	—	—	22.0	—	22.0
Other comprehensive loss, net of tax	—	—	—	—	(4.8)	(4.8)
Common shares dividends ($0.06 per common share)	—	—	—	(9.7)	—	(9.7)
Share-based compensation	—	—	4.9	—	—	4.9
Common shares repurchased and canceled	(6)	(0.1)	—	—	—	(0.1)
Common shares issued - Equity Incentive Plan	117	1.2	(0.4)	—	—	0.8
Common shares issued - Employee Stock Purchase Plan	41	0.4	(0.1)	—	—	0.3
Balance at September 26, 2020	160,171	$1,264.8	$79.6	$112.0	$(94.8)	$1,361.6

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 28, 2019	134,803	$892.3	$77.4	$265.0	$(68.5)	$1,166.2
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	(3.6)	—	(3.6)
Net loss	—	—	—	(110.5)	—	(110.5)
Other comprehensive loss, net of tax	—	—	—	—	(26.3)	(26.3)
Common shares dividends $0.18 per common share)	—	—	—	(29.2)	—	(29.2)
Share-based compensation	—	—	12.2	—	—	12.2
Common shares issued in connection with business combination and assumed vested awards, net of equity issuance costs of $1.1 million	26,497	376.5	2.9	—	—	379.4
Common shares repurchased and canceled	(2,802)	(22.6)	—	(9.7)	—	(32.3)
Common shares issued - Equity Incentive Plan	1,569	17.5	(12.6)	—	—	4.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	103	1.1	(0.3)	—	—	0.8
Balance at September 26, 2020	160,171	$1,264.8	$79.6	$112.0	$(94.8)	$1,361.6

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited

Note 1—Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading provider of sustainable drinking water solutions in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 22-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units.
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
COVID-19 Pandemic
In response to the novel coronavirus (“COVID-19”) pandemic, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and nine months ended October 2, 2021, we received wage subsidies under these programs totaling $0.2 million and $2.4 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. We have adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $7.8 million and $9.0 million were included in accounts payable and accrued liabilities and $7.5 million was included in other long-term liabilities on our Consolidated Balance Sheets as of October 2, 2021 and January 2, 2021, respectively.

Significant Accounting Policies
Included in Note 1 of our 2020 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our North America and Rest of World reporting segment branch locations to the end-user consumer of those products are recorded in SG&A expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $125.0 million and $353.7 million for the three and nine months ended October 2, 2021, respectively, and $110.4 million and $330.2 million for the three and nine months ended September 26, 2020, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
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
In March 2020, the FASB issued guidance which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or any other reference rates expected to be discontinued because of reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and do not expect a material impact at this time. We elected to apply the debt agreement expedient and therefore will account for debt agreement amendments as if the modification was not substantial and thus a continuation of the existing contract. Additional elections of expedients and exceptions provided under the ASU will be made when contract modifications in response to reference rate reform commence.
Note 2—Discontinued Operations
In February 2020, the Company completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”) via an equity divestiture (“S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to the purchaser.
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

The major components of net (loss) income from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations include the following:

	For the Three Months Ended	For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2020	September 26, 2020
Revenue, net [1]	$—	$97.1
Cost of sales	—	71.1
Operating loss from discontinued operations	—	(0.5)
(Loss) gain on sale of discontinued operations	(0.4)	54.5
Net (loss) income from discontinued operations, before income taxes	(0.4)	53.9
Income tax (benefit) expense [2]	(0.1)	27.6
Net (loss) income from discontinued operations, net of income taxes	$(0.3)	$26.3
______________________
1    Includes $1.0 million of related party sales to continuing operations for the nine months ended September 26, 2020.
2    The S&D Divestiture resulted in tax expense on the gain on sale of $27.9 million and utilized a significant portion of the existing U.S. net operating loss carry-forwards.

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
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $8.5 million and $9.9 million on October 2, 2021 and January 2, 2021, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at October 2, 2021 and January 2, 2021 were $13.5 million and $11.7 million, respectively. The amount of revenue recognized in the three and nine months ended October 2, 2021 that was included in the January 2, 2021 deferred revenue balance was $1.0 million and $10.6 million, respectively.

The Company does not have any material contract assets as of October 2, 2021 and January 2, 2021.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
United States	$395.2	$376.3	$1,123.2	$1,061.0
United Kingdom	40.1	33.7	115.0	101.8
Canada	18.5	17.1	53.0	47.2
All other countries	97.0	90.4	264.1	238.5
Total	$550.8	$517.5	$1,555.3	$1,448.5

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

Measurement period adjustments recorded during the nine months ended October 2, 2021 include a deferred tax adjustment related to the final valuation and an adjustment to accounts payable and accrued liabilities based on a review of the respective fair value as of the date of the Legacy Primo Acquisition. The measurement period adjustment did not have a material effect on our results of operations in prior periods.
Supplemental Pro Forma Data (unaudited)
The following unaudited pro forma financial information for the three and nine months ended September 26, 2020, represent the combined results of our operations as if the Legacy Primo Acquisition had occurred on December 30, 2018.

	For the Three Months Ended	For the Nine Months Ended
(in millions of U.S. dollars, except per share amounts)	September 26, 2020	September 26, 2020
Revenue	$517.5	$1,489.0
Net income (loss) from continuing operations	$22.3	$(118.7)
Net income (loss)	$22.0	$(92.4)
Net income (loss) per common share from continuing operations, diluted	$0.14	$(0.77)
Net income (loss) per common share, diluted	$0.14	$(0.60)

Note 5—Share-based Compensation
During the nine months ended October 2, 2021, we granted 76,500 common shares with an aggregate grant date fair value of approximately $1.3 million to the non-management members of our Board of Directors under the Amended and Restated Primo Water Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.

Note 6—Income Taxes
Income tax expense was $3.1 million on pre-tax income from continuing operations of $21.2 million for the three months ended October 2, 2021, as compared to income tax expense of $3.4 million on pre-tax income from continuing operations of $25.7 million in the comparable prior year period. Income tax expense was $4.4 million on pre-tax income from continuing operations of $4.0 million for the nine months ended October 2, 2021, as compared to income tax benefit of $1.3 million on pre-tax loss of continuing operations of $138.1 million in the comparable prior year period. The effective income tax rates for the three and nine months ended October 2, 2021 were 14.6% and 110.0%, respectively, compared to 13.2% and 0.9% in the comparable prior year periods.
The effective tax rate for the three months ended October 2, 2021 varied from the effective tax rate in the comparable prior year period due primarily to increased earnings in taxable jurisdictions. The effective tax rate for the nine months ended October 2, 2021 varied from the effective tax rate in the comparable prior year period due primarily to increased earnings in taxable jurisdictions and impairment charges incurred in the prior year period for which minimal tax benefit was recognized.
The effective tax rate for the three and nine months ended October 2, 2021 varied from the statutory tax rate primarily due to losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances, as well as income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.

Note 7—Common Shares and Net Income (Loss) per Common Share
Common Shares
On May 4, 2021, our Board of Directors approved a new share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021 (the “Repurchase Plan”). For the three and nine months ended October 2, 2021, we repurchased 1,781,405 and 2,567,422 common shares for approximately $29.3 million and $42.2 million, respectively, through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled. There can be no assurance as to the precise number of common shares, if any, that will be repurchased under the Repurchase Plan in the future, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

Net Income (Loss) per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, performance-based RSUs, and time-based RSUs during the periods presented. Set forth below is a reconciliation of the numerator and denominator for the diluted net income (loss) per common share computations for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator (in millions of U.S. dollars):
Net income (loss) from continuing operations	$18.1	$22.3	$(0.4)	$(136.8)
Net (loss) income from discontinued operations	—	(0.3)	—	26.3
Net income (loss)	18.1	22.0	(0.4)	(110.5)
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	160,481	160,101	160,892	153,723
Basic Earnings Per Share:
Continuing operations	0.11	0.14	—	(0.89)
Discontinued operations	—	—	—	0.17
Net income (loss)	0.11	0.14	—	(0.72)
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	160,481	160,101	160,892	153,723
Dilutive effect of Stock Options	919	916	—	—
Dilutive effect of Performance-based RSUs	214	132	—	—
Dilutive effect of Time-based RSUs	318	284	—	—
Weighted average common shares outstanding - diluted	161,932	161,433	160,892	153,723
Diluted Earnings Per Share:
Continuing operations	0.11	0.14	—	(0.89)
Discontinued operations	—	—	—	0.17
Net income (loss)	0.11	0.14	—	(0.72)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Stock Options	1,606	3,256	5,445	6,419
Performance-based RSUs [1]	511	786	870	925
Time-based RSUs	1	5	469	490
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

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended October 2, 2021
Revenue, net	$413.3	$137.5	$—	$550.8
Depreciation and amortization	37.8	15.1	0.4	53.3
Operating income (loss)	48.6	4.4	(10.8)	42.2
Additions to property, plant and equipment	27.1	10.3	0.1	37.5
For the Nine Months Ended October 2, 2021
Revenue, net	$1,175.5	$379.8	$—	$1,555.3
Depreciation and amortization	112.1	45.2	1.1	158.4
Operating income (loss)	114.8	2.4	(30.3)	86.9
Additions to property, plant and equipment	71.4	27.7	0.2	99.3

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended September 26, 2020
Revenue, net	$393.2	$124.3	$—	$517.5
Depreciation and amortization	38.5	14.8	0.3	53.6
Operating income (loss) [1]	45.4	8.5	(12.6)	41.3
Additions to property, plant and equipment	16.6	4.7	0.1	21.4
For the Nine Months Ended September 26, 2020
Revenue, net	$1,107.8	$340.7	$—	$1,448.5
Depreciation and amortization	107.1	43.4	0.9	151.4
Operating income (loss) [1]	92.5	(122.0)	(47.2)	(76.7)
Additions to property, plant and equipment	65.5	19.6	(0.1)	85.0
______________________
1    We revised the allocation of information technology costs from the All Other category to our North America and Rest of World reporting segments to reflect how the Chief Executive Officer, who is our chief operating decision maker, measures the performance of our segments. As a result of the change, operating income (loss) for the prior periods have been recast to decrease operating income in our North America reporting segment by $0.6 million, decrease operating income in our Rest of World reporting segment by $1.7 million, and decrease operating loss in the All Other category by $2.3 million for the three months ended September 26, 2020. Operating income (loss) for the nine months ended September 26, 2020 has been recast to decrease operating income in our North America reporting segment by $1.6 million, increase operating loss in our Rest of World reporting segment by $5.1 million, and decrease operating loss in the All Other category by $6.7 million.

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended October 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$281.9	$62.3	$—	$344.2
Water Refill/Water Filtration	47.0	8.6	—	55.6
Other Water	42.6	24.2	—	66.8
Water Dispensers	16.1	—	—	16.1
Other	25.7	42.4	—	68.1
Total	$413.3	$137.5	$—	$550.8

	For the Nine Months Ended October 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$785.6	$169.2	$—	$954.8
Water Refill/Water Filtration	137.2	24.5	—	161.7
Other Water	125.7	62.0	—	187.7
Water Dispensers	48.7	—	—	48.7
Other	78.3	124.1	—	202.4
Total	$1,175.5	$379.8	$—	$1,555.3

	For the Three Months Ended September 26, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$252.1	$60.2	$—	$312.3
Water Refill/Water Filtration	48.9	8.1	—	57.0
Other Water	39.0	20.5	—	59.5
Water Dispensers	28.5	—	—	28.5
Other	24.7	35.5	—	60.2
Total	$393.2	$124.3	$—	$517.5

	For the Nine Months Ended September 26, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$715.3	$160.3	$—	$875.6
Water Refill/Water Filtration	123.8	21.5	—	145.3
Other Water	123.7	48.0	—	171.7
Water Dispensers	55.2	—	—	55.2
Other	89.8	110.9	—	200.7
Total	$1,107.8	$340.7	$—	$1,448.5

Note 9—Inventories
The following table summarizes inventories as of October 2, 2021 and January 2, 2021:

(in millions of U.S. dollars)	October 2, 2021	January 2, 2021
Raw materials	$59.8	$43.6
Finished goods	25.4	28.0
Resale items	9.7	11.1
Other	0.8	1.1
Total	$95.7	$83.8

Note 10—Debt
Our total debt as of October 2, 2021 and January 2, 2021 was as follows:

	October 2, 2021			January 2, 2021
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
5.500% senior notes due in 2025	—	—	—	750.0	7.0	743.0
3.875% senior notes due in 2028	521.5	7.4	514.1	551.9	8.3	543.6
4.375% senior notes due in 2029	750.0	10.3	739.7	—	—	—
Revolving Credit Facility	160.0	—	160.0	104.8	—	104.8
Short-term borrowings	12.9	—	12.9	2.9	—	2.9
Finance leases	68.4	—	68.4	71.5	—	71.5
Other debt financing	0.3	—	0.3	4.9	—	4.9
Total debt	1,513.1	17.7	1,495.4	1,486.0	15.3	1,470.7
Less: Short-term borrowings and current debt:
Revolving Credit Facility	160.0	—	160.0	104.8	—	104.8
Short-term borrowings	12.9	—	12.9	2.9	—	2.9
Finance leases - current maturities	14.0	—	14.0	13.2	—	13.2
Other debt financing	0.1	—	0.1	4.7	—	4.7
Total current debt	187.0	—	187.0	125.6	—	125.6
Total long-term debt	$1,326.1	$17.7	$1,308.4	$1,360.4	$15.3	$1,345.1

4.375% Senior Notes due in 2029
On April 30, 2021, we issued $750.0 million of 4.375% senior notes due April 30, 2029 (“2029 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2029 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2029 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the $350.0 million senior secured revolving credit facility and the €450.0 million of 3.875% senior notes due October 31, 2028. The 2029 Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the $750.0 million of 5.500% senior notes due April 1, 2025 (“2025 Notes”) and pay related premiums, fees and expenses.
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

Note 11—Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three and nine months ended October 2, 2021 and September 26, 2020 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance July 3, 2021	$—	$(1.1)	$(77.1)	$(78.2)
OCI before reclassifications	—	—	1.2	1.2
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	1.2	1.2
Ending Balance October 2, 2021	$—	$(1.1)	$(75.9)	$(77.0)

Beginning balance January 2, 2021	$—	$(1.1)	$(85.6)	$(86.7)
OCI before reclassifications	—	—	9.7	9.7
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	9.7	9.7
Ending Balance October 2, 2021	$—	$(1.1)	$(75.9)	$(77.0)

Beginning balance June 27, 2020	$—	$(1.0)	$(89.0)	$(90.0)
OCI before reclassifications	—	—	(4.8)	(4.8)
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	(4.8)	(4.8)
Ending balance September 26, 2020	$—	$(1.0)	$(93.8)	$(94.8)

Beginning balance December 28, 2019	$11.2	$(1.0)	$(78.7)	$(68.5)
OCI before reclassifications	(8.7)	—	(15.1)	(23.8)
Amounts reclassified from AOCI	(2.5)	—	—	(2.5)
Net current-period OCI	(11.2)	—	(15.1)	(26.3)
Ending balance September 26, 2020	$—	$(1.0)	$(93.8)	$(94.8)

______________________
1     All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three and nine months ended October 2, 2021 and September 26, 2020, respectively:

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$—	$—	$—	$0.1	Cost of sales
Commodity hedges [2]	—	—	—	2.4	Gain on sale of discontinued operations
	—	—	—	2.5	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$—	$—	$—	$2.5	Net of tax
Amortization of pension benefit plan items
Actuarial (losses)/gains [3]	$—	$—	$—	$—
Prior service costs [3]	—	—	—	—
	—	—	—	—	Total before taxes
	—	—	—	—	Tax expense or (benefit)
	$—	$—	$—	$—	Net of tax
Total reclassifications for the period	$—	$—	$—	$2.5	Net of tax
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
We had $48.9 million in standby letters of credit outstanding as of October 2, 2021 ($50.6 million as of January 2, 2021).
During the third quarter of 2021, we entered into a 10 year office lease beginning in 2022. The total lease commitment for this operating lease is approximately $21.9 million.
Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $17.0 million as of October 2, 2021, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. Discussions with the landlords are ongoing. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings, and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of October 2, 2021 and January 2, 2021 were as follows:

	October 2, 2021		January 2, 2021
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2025 [1,2]	—	—	743.0	767.2
3.875% senior notes due in 2028 [1,2]	514.2	531.6	543.6	559.9
4.375% senior notes due in 2029 [1,2]	739.7	737.0	—	—
Total	$1,253.9	$1,268.6	$1,286.6	$1,327.1
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2    Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of October 2, 2021 and January 2, 2021 (see Note 10 to the Consolidated Financial Statements).

Note 14—Subsequent Events
On November 2, 2021, our Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on December 3, 2021, to shareowners of record at the close of business on November 23, 2021.

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
Overview
    Primo is a leading provider of sustainable drinking water solutions in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 22-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units.
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
For our associates, we have implemented safety protocols, including implementing social distancing guidelines, staggering employee shifts, providing our associates with personal protective equipment, and continuing to allow members of our team to work from home where possible. We have been working and will continue to work closely with our business partners on contingency planning in an effort to maintain supply. To date, we have not experienced a material disruption to our operations or supply chain.

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
As we deliver bottled water to residential and business customers across a 22-country footprint and provide multi-gallon purified bottled water, self-service refill drinking water and water dispensers to customers through retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction. Changes in demand as a result of COVID-19 will vary in scope and timing across these markets. For example, to date, we have seen an increase in volumes in our residential water direct business and a decrease in volumes in our commercial water direct business as a result of the COVID-19 pandemic. Economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our business partners’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all. The full extent of the COVID-19 pandemic and its impact on the markets served by the Company's operations continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and spikes in infections (including the spread of variants) also being experienced.
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and nine months ended October 2, 2021, we received wage subsidies under these programs totaling $0.2 million and $2.4 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $7.8 million and $9.0 million were included in accounts payable and accrued liabilities and $7.5 million were included in other long-term liabilities on our Consolidated Balance Sheet as of October 2, 2021, and January 2, 2021, respectively.
Divestiture, Acquisition and Financing Transactions
    In February 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”), via an equity divestiture (“S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to the purchaser. We used the proceeds of the transaction to finance a portion of the Legacy Primo Acquisition, as described below.
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
On October 22, 2020, we issued €450.0 million ($533.5 million at exchange rates in effect on October 22, 2020) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility and the $750.0 million of 4.375% senior notes due April 30, 2029. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021. The proceeds of the 2028 Notes, along with borrowings from the Revolving Credit Facility, were used to redeem in full €450.0 million of 5.500% senior notes due July 1, 2024 (“2024 Notes”) and pay related premiums, fees and expenses.
We incurred approximately $8.0 million of financing fees for the issuance of the 2028 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2028 Notes. The redemption of the 2024 Notes included $14.6 million in premium payments and accrued interest of $9.0 million.
On April 30, 2021, we issued $750.0 million of 4.375% senior notes due April 30, 2029 (“2029 Notes”) to qualified purchasers in a private placement offering under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2029 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2029 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility and the €450.0 million of 3.875% senior notes due October 31, 2028. The 2029 Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the $750.0 million of 5.500% senior notes due April 1, 2025 (“2025 Notes”) and pay related premiums, fees and expenses.
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
On November 4, 2021, as part of our overall strategy to increase profitability and further reduce our environmental footprint, we announced a plan to exit the North America single-use retail bottled water category consisting primarily of 1-gallon, 2.5 gallon and case-pack water. The plan does not affect our large format exchange, refill, and dispenser business nor our Mountain Valley brand, which sells products primarily in glass bottles. On an annualized basis, these products have accounted for revenue of approximately $140 million dollars. Unwinding of this business is expected to take several quarters and we do not expect the costs from exiting this business to have a material impact on our operating results.
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
    We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) from continuing operations before interest expense, net, expense (benefit) for income taxes and depreciation, and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors, and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, COVID-19 costs, goodwill and intangible asset impairment charges, foreign exchange and other (gains) losses, net, loss on disposal of property, plant and equipment, net, loss on extinguishment of long-term debt, gain on sale of business and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance and enhances comparability between periods.
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

Summary Financial Results
Net income from continuing operations for the three months ended October 2, 2021 (the “third quarter”) and net loss from continuing operations for the nine months ended October 2, 2021 (the "first nine months" or "year to date") was $18.1 million or $0.11 per diluted common share, and $0.4 million or $0.00 per diluted common share, respectively, compared with net income from continuing operations of $22.3 million or $0.14 per diluted common share, and net loss from continuing operations of $136.8 million or $0.89 per diluted common share for the three and nine months ended September 26, 2020, respectively.
The following items of significance affected our financial results for the first nine months of 2021:

•Net revenue increased $106.8 million, or 7.4%, from the prior year period due primarily to the addition of revenues from the Legacy Primo business, pricing initiatives, increased demand in our North America water direct channel and the impact of favorable foreign exchange rates, partially offset by a decline in water dispenser sales;
•Gross profit increased to $870.1 million from $832.1 million in the prior year period due primarily to the addition of the Legacy Primo business, pricing initiatives and the impact of favorable foreign exchange rates partially offset by operational challenges experienced in the third quarter. Gross profit as a percentage of net revenue was 55.9% compared to 57.4% in the prior year period;
•SG&A expenses increased to $771.5 million from $759.0 million in the prior year period due primarily to the addition of the Legacy Primo business, increased delivery expenses and the unfavorable impact of foreign exchange rates partially offset by cost reduction initiatives executed as a result of the impact of COVID-19. SG&A expenses as a percentage of net revenue was 49.6% compared to 52.4% in the prior year period;
•Acquisition and integration expenses decreased to $6.3 million from $28.4 million in the prior year period due primarily to lower acquisition and integration costs incurred in connection with the Legacy Primo Acquisition;
•Goodwill and intangible asset impairment charges decreased to nil from $115.2 million in the prior year period due primarily to impairment charges recorded in the prior period as a result of general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results;
•Other expense, net was $29.5 million compared to $0.6 million in the prior year period due primarily to costs incurred to redeem our 2025 Notes in the current year period;
•Income tax expense was $4.4 million on pre-tax income from continuing operations of $4.0 million compared to income tax benefit of $1.3 million on pre-tax loss from continuing operations of $138.1 million in the prior year period due primarily to increased earnings in taxable jurisdictions and impairment charges incurred in the prior year period for which minimal tax benefit was recognized;
•Adjusted EBITDA increased to $281.6 million compared to $263.5 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $171.7 million compared to $123.4 million in the prior year period. The $48.3 million increase was due primarily to improved earnings, excluding non-cash charges, relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended October 2, 2021 and September 26, 2020:

	For the Three Months Ended				For the Nine Months Ended
	October 2, 2021		September 26, 2020		October 2, 2021		September 26, 2020
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	550.8	100.0	517.5	100.0	1,555.3	100.0	1,448.5	100.0
Cost of sales	242.4	44.0	213.4	41.2	685.2	44.1	616.4	42.6
Gross profit	308.4	56.0	304.1	58.8	870.1	55.9	832.1	57.4
Selling, general and administrative expenses	263.6	47.9	257.2	49.7	771.5	49.6	759.0	52.4
Loss on disposal of property, plant and equipment, net	—	—	2.3	0.4	5.4	0.3	6.2	0.4
Acquisition and integration expenses	2.6	0.5	3.3	0.6	6.3	0.4	28.4	2.0
Goodwill and intangible asset impairment charges	—	—	—	—	—	—	115.2	8.0
Operating income (loss)	42.2	7.7	41.3	8.0	86.9	5.6	(76.7)	(5.3)
Other expense (income), net	4.3	0.8	(4.8)	(0.9)	29.5	1.9	0.6	—
Interest expense, net	16.7	3.0	20.4	3.9	53.4	3.4	60.8	4.2
Income (loss) from continuing operations before income taxes	21.2	3.8	25.7	5.0	4.0	0.3	(138.1)	(9.5)
Income tax expense (benefit)	3.1	0.6	3.4	0.7	4.4	0.3	(1.3)	(0.1)
Net income (loss) from continuing operations	18.1	3.3	22.3	4.3	(0.4)	—	(136.8)	(9.4)
Net (loss) income from discontinued operations, net of income taxes	—	—	(0.3)	(0.1)	—	—	26.3	1.8
Net income (loss)	18.1	3.3	22.0	4.3	(0.4)	—	(110.5)	(7.6)
Depreciation & amortization	53.3	9.7	53.6	10.4	158.4	10.2	151.4	10.5

The following tables summarize the change in revenue by reporting segment for the three and nine months ended October 2, 2021:

	For the Three Months Ended October 2, 2021
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in revenue	$20.1	$13.2	$—	$33.3
Impact of foreign exchange [1]	(0.9)	(4.8)	—	(5.7)
Change excluding foreign exchange	$19.2	$8.4	$—	$27.6
Percentage change in revenue	5.1%	10.6%	—%	6.4%
Percentage change in revenue excluding foreign exchange	4.9%	6.8%	—%	5.3%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

	For the Nine Months Ended October 2, 2021
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in revenue	$67.7	$39.1	$—	$106.8
Impact of foreign exchange [1]	(3.9)	(22.9)	—	(26.8)
Change excluding foreign exchange	$63.8	$16.2	$—	$80.0
Percentage change in revenue	6.1%	11.5%	—%	7.4%
Percentage change in revenue excluding foreign exchange	5.8%	4.8%	—%	5.5%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for the three and nine months ended October 2, 2021:

	For the Three Months Ended October 2, 2021
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in gross profit	$0.6	$3.7	$—	$4.3
Impact of foreign exchange [1]	(0.4)	(1.8)	—	(2.2)
Change excluding foreign exchange	$0.2	$1.9	$—	$2.1
Percentage change in gross profit	0.3%	5.2%	—%	1.4%
Percentage change in gross profit excluding foreign exchange	0.1%	2.6%	—%	0.7%
______________________
1     Impact of foreign exchange is the difference between the current period gross profit translated utilizing the current period average foreign exchange rates less the current period gross profit translated utilizing the prior period average foreign exchange rates.

	For the Nine Months Ended October 2, 2021
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in gross profit	$18.7	$19.3	$—	$38.0
Impact of foreign exchange [1]	(2.0)	(11.2)	—	(13.2)
Change excluding foreign exchange	$16.7	$8.1	$—	$24.8
Percentage change in gross profit	2.9%	10.3%	—%	4.6%
Percentage change in gross profit excluding foreign exchange	2.6%	4.3%	—%	3.0%
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
    The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and nine months ended October 2, 2021 and September 26, 2020:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue, net
North America	$413.3	$393.2	$1,175.5	$1,107.8
Rest of World	137.5	124.3	379.8	340.7
All Other	—	—	—	—
Total	$550.8	$517.5	$1,555.3	$1,448.5
Gross profit
North America	$233.0	$232.4	$663.1	$644.4
Rest of World	75.4	71.7	207.0	187.7
All Other	—	—	—	—
Total	$308.4	$304.1	$870.1	$832.1
Selling, general and administrative expenses [1]
North America	$183.6	$184.2	$540.0	$537.9
Rest of World	70.5	62.4	204.2	192.5
All Other	9.5	10.6	27.3	28.6
Total	$263.6	$257.2	$771.5	$759.0
Operating income (loss) [1]
North America	$48.6	$45.4	$114.8	$92.5
Rest of World	4.4	8.5	2.4	(122.0)
All Other	(10.8)	(12.6)	(30.3)	(47.2)
Total	$42.2	$41.3	$86.9	$(76.7)
______________________
1    We revised the allocation of information technology costs from the All Other category to our North America and Rest of World reporting segments to reflect how the Chief Executive Officer, who is our chief operating decision maker, measures the performance of our segments. As a result of the change, SG&A expenses for the prior periods have been recast to increase SG&A expenses in our North America reporting segment by $0.6 million, increase SG&A expenses in our Rest of World reporting segment by $1.7 million, and decrease SG&A expenses in the All Other category by $2.3 million for the three months ended September 26, 2020. SG&A expenses for the nine months ended September 26, 2020 have been recast to increase SG&A expenses in our North America reporting segment by $1.6 million, increase SG&A expenses in our Rest of World reporting segment by $5.1 million, and decrease SG&A expenses in the All Other category by $6.7 million. Operating income (loss) for our North American and Rest of World reporting segments, as well as our All Other category, reflect the aforementioned adjustments for the three and nine months ended September 26, 2020, respectively.

The following tables summarize net revenue by channel for the three and nine months ended October 2, 2021 and September 26, 2020:

	For the Three Months Ended October 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$281.9	$62.3	$—	$344.2
Water Refill/Water Filtration	47.0	8.6	—	55.6
Other Water	42.6	24.2	—	66.8
Water Dispensers	16.1	—	—	16.1
Other	25.7	42.4	—	68.1
Total	$413.3	$137.5	$—	$550.8

	For the Nine Months Ended October 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$785.6	$169.2	$—	$954.8
Water Refill/Water Filtration	137.2	24.5	—	161.7
Other Water	125.7	62.0	—	187.7
Water Dispensers	48.7	—	—	48.7
Other	78.3	124.1	—	202.4
Total	$1,175.5	$379.8	$—	$1,555.3

	For the Three Months Ended September 26, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$252.1	$60.2	$—	$312.3
Water Refill/Water Filtration	48.9	8.1	—	57.0
Other Water	39.0	20.5	—	59.5
Water Dispensers	28.5	—	—	28.5
Other	24.7	35.5	—	60.2
Total	$393.2	$124.3	$—	$517.5

	For the Nine Months Ended September 26, 2020
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$715.3	$160.3	$—	$875.6
Water Refill/Water Filtration	123.8	21.5	—	145.3
Other Water	123.7	48.0	—	171.7
Water Dispensers	55.2	—	—	55.2
Other	89.8	110.9	—	200.7
Total	$1,107.8	$340.7	$—	$1,448.5

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended October 2, 2021 and September 26, 2020:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income (loss) from continuing operations	$18.1	$22.3	$(0.4)	$(136.8)
Interest expense, net	16.7	20.4	53.4	60.8
Income tax expense (benefit)	3.1	3.4	4.4	(1.3)
Depreciation and amortization	53.3	53.6	158.4	151.4
EBITDA	$91.2	$99.7	$215.8	$74.1
Acquisition and integration costs	2.6	3.3	6.3	28.4
Share-based compensation costs	3.8	6.2	10.0	13.5
COVID-19 costs	0.8	1.6	2.0	18.4
Goodwill and intangible asset impairment charges	—	—	—	115.2
Foreign exchange and other losses (gains), net	5.7	(2.0)	4.6	3.2
Loss on disposal of property, plant and equipment, net	—	2.3	5.4	6.2
Loss on extinguishment of long-term debt	—	—	27.2	—
Gain on sale of business	—	—	—	(0.6)
Other adjustments, net	1.8	(0.5)	10.3	5.1
Adjusted EBITDA	$105.9	$110.6	$281.6	$263.5

Three Months Ended October 2, 2021 Compared to Three Months Ended September 26, 2020
Revenue, Net
Net revenue increased $33.3 million, or 6.4%, in the third quarter from the comparable prior year period.
North America net revenue increased $20.1 million, or 5.1%, in the third quarter from the comparable prior year period due primarily to pricing initiatives and an increase in water consumption, partially offset by lower revenue from water refill and water dispenser sales.
Rest of World net revenue increased $13.2 million, or 10.6%, in the third quarter from the comparable prior year period due primarily to improved volume and pricing in all channels and the favorable impact of foreign exchange rates.
Gross Profit
Gross profit increased to $308.4 million in the third quarter from $304.1 million in the comparable prior year period. Gross profit as a percentage of revenue was 56.0% in the third quarter compared to 58.8% in the comparable prior year period.
North America gross profit increased to $233.0 million in the third quarter from $232.4 million in the comparable prior year period due primarily to pricing initiatives and an increase water consumption, partially offset by operational challenges experienced in the third quarter.
Rest of World gross profit increased to $75.4 million in the third quarter from $71.7 million in the comparable prior year period due primarily to an increase in water consumption and the favorable impact of foreign exchange rates.

Selling, General and Administrative Expenses
SG&A expenses increased to $263.6 million in the third quarter from $257.2 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 47.9% in the third quarter compared to 49.7% in the comparable prior year period.
North America SG&A expenses decreased to $183.6 million in the third quarter from $184.2 million in the comparable prior year period due primarily to cost reduction initiatives executed in response to COVID-19 in the prior year period partially offset by increased delivery expenses.
Rest of World SG&A expenses increased to $70.5 million in the third quarter from $62.4 million in the comparable prior year period due primarily to an increase in delivery expenses and the unfavorable impact of foreign exchange rates, partially offset by cost reduction initiatives executed as a result of the impact of COVID-19 in the prior year period.
All Other SG&A expenses decreased to $9.5 million in the third quarter from $10.6 million in the comparable prior year period due primarily to lower share-based compensation costs.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $2.6 million in the third quarter from $3.3 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 0.5% in the third quarter compared to 0.6% in the comparable prior year period.
North America acquisition and integration expenses decreased to $0.8 million in the third quarter from $1.0 million in the comparable prior year period due primarily to lower integration costs incurred in connection with the Legacy Primo Acquisition.
Rest of World acquisition and integration expenses remained flat in the third quarter compared to the prior year period. Rest of World acquisition and integration expenses of $0.5 million in the third quarter relate to costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses decreased to $1.3 million in the third quarter from $1.8 million in the comparable prior year period.
Operating Income (Loss)
Operating income increased to $42.2 million in the third quarter from operating income of $41.3 million in the comparable prior year period.
North America operating income increased to $48.6 million in the third quarter from $45.4 million in the comparable prior year period due to the items discussed above.
Rest of World operating income decreased to $4.4 million in the third quarter from $8.5 million in the comparable prior year period due to the items discussed above.
All Other operating loss decreased to $10.8 million in the third quarter from $12.6 million in the comparable prior year period due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $4.3 million for the third quarter compared to other income, net of $4.8 million in the comparable prior year period due primarily to foreign exchange losses in the current year period as compared to income recognized in the comparable prior year period from foreign exchange gains and a favorable legal settlement.
Income Taxes
Income tax expense was $3.1 million in the third quarter compared to income tax expense of $3.4 million in the comparable prior year period. The effective tax rate for the third quarter was 14.6% compared to 13.2% in the comparable prior year period.
The effective tax rate for the third quarter varied from the effective tax rate from the comparable prior year period due primarily to increased earnings in taxable jurisdictions.

Nine Months Ended October 2, 2021 Compared to Nine Months Ended September 26, 2020
Revenue, Net
Net revenue increased $106.8 million, or 7.4%, for the year to date from the comparable prior year period.
North America net revenue increased $67.7 million, or 6.1%, for the year to date from the comparable prior year period due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water dispenser sales.
Rest of World net revenue increased $39.1 million, or 11.5%, for the year to date from the comparable prior year period due primarily to the favorable impact of foreign exchange rates and an increase in water consumption.
Gross Profit
Gross profit increased to $870.1 million for the year to date from $832.1 million in the comparable prior year period. Gross profit as a percentage of revenue was 55.9% year to date compared to 57.4% in the comparable prior year period.
North America gross profit increased to $663.1 million for the year to date from $644.4 million in the comparable prior year period due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by a decline in water and office coffee services consumption as a result of the impact of COVID-19 and lower water dispenser sales.
Rest of World gross profit increased to $207.0 million for the year to date from $187.7 million in the comparable prior year period due primarily to an increase in water consumption and the favorable impact of foreign exchange rates.
Selling, General and Administrative Expenses
SG&A expenses increased to $771.5 million for the year to date from $759.0 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 49.6% year to date compared to 52.4% in the comparable prior year period.
North America SG&A expenses increased to $540.0 million for the year to date from $537.9 million in the comparable prior year period due primarily to the addition of the Legacy Primo business and an increase in delivery expenses, partially offset by cost reduction initiatives executed as a result of the impact of COVID-19.
Rest of World SG&A expenses increased to $204.2 million for the year to date from $192.5 million in the comparable prior year period due primarily to an increase in delivery expenses and the unfavorable impact of foreign exchanges rates, partially offset by cost reduction initiatives executed as a result of the impact of COVID-19.
All Other SG&A expenses decreased to $27.3 million for the year to date from $28.6 million in the comparable prior year period due primarily to lower share-based compensation costs.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $6.3 million for the year to date from $28.4 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 0.4% year to date compared to 2.0% in the comparable prior year period.
North America acquisition and integration expenses decreased to $2.8 million for the year to date from $7.5 million in the comparable prior year period due primarily to lower acquisition and integration costs of the Legacy Primo business.
Rest of World acquisition and integration expenses decreased to $0.5 million for the year to date from $2.6 million in the comparable prior year period due primarily to a reduction in costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses decreased to $3.0 million for the year to date from $18.3 million in the comparable prior year period due primarily to lower acquisition and integration costs of the Legacy Primo business.
Goodwill and Intangible Asset Impairment Charges
Goodwill and intangible asset impairment charges decreased to nil for the year to date from $115.2 million in the comparable prior year period. Goodwill and intangible asset impairment charges as a percentage of revenue was nil year to date compared to 8.0% in the comparable prior year period.
North America goodwill and intangible asset impairment charges decreased to nil for the year to date from $1.2 million in the comparable prior year period due to the non-recurred impairment charges recorded in the prior year period on certain of our Canadian trademarks.
Rest of World goodwill and intangible asset impairment charges decreased to nil for the year to date from $114.0 million in the comparable prior year period due primarily to the non-recurred impairment charges recorded in the prior year period as a result of general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.

Operating Income (Loss)
Operating income was $86.9 million for the year to date compared to operating loss of $76.7 million in the comparable prior year period.
North America operating income increased to $114.8 million for the year to date from operating income of $92.5 million in the comparable prior year period due to the items discussed above.
Rest of World operating income increased to $2.4 million for the year to date from operating loss of $122.0 million in the comparable prior year period due to the items discussed above.
All Other operating loss decreased to $30.3 million for the year to date from $47.2 million in the comparable prior year period due to the items discussed above.
Other Expense, Net
Other expense, net was $29.5 million for the year to date compared to $0.6 million in the comparable prior year period due primarily to costs incurred to redeem our 2025 Notes in the current year period.
Income Taxes
Income tax expense was $4.4 million for the year to date compared to income tax benefit of $1.3 million in the comparable prior year period. The effective tax rate for the year to date was 110.0% compared to 0.9% in the comparable prior year period.
The effective tax rate for the year to date varied from the effective tax rate from the comparable prior year period due primarily to increased earnings in taxable jurisdictions and impairment charges incurred in the prior year period for which minimal tax benefit is recognized.
Liquidity and Capital Resources
As of October 2, 2021, we had total debt of $1,495.4 million and $125.3 million of cash and cash equivalents compared to $1,470.7 million of debt and $115.1 million of cash and cash equivalents as of January 2, 2021.
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
As of October 2, 2021, our outstanding borrowings under the Revolving Credit Facility were $160.0 million and outstanding letters of credit totaled $48.9 million resulting in total utilization under the Revolving Credit Facility of $208.9 million. Accordingly, unused availability under the Revolving Credit Facility as of October 2, 2021 amounted to $141.1 million.
We earn a portion of our consolidated operating income in subsidiaries located outside of Canada. We have not provided for federal, state, and foreign deferred income taxes on the undistributed earnings of our non-Canadian subsidiaries. We expect that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no tax consequences.
We expect our existing cash and cash equivalents, cash flows and the issuance of debt to continue to be sufficient to fund our operating, investing, and financing activities. In addition, we expect our existing cash and cash equivalents and cash flows outside of Canada to continue to be sufficient to fund the operating activities of our subsidiaries.
A future change to our assertion that foreign earnings will be permanently reinvested could result in additional income taxes and/or withholding taxes payable, where applicable. Therefore, a higher effective tax rate could occur during the period of repatriation.

We may, from time to time, depending on market conditions, including without limitation whether our outstanding notes are then trading at a discount to their face amount, repurchase our outstanding notes for cash and/or in exchange for our common shares, warrants, preferred shares, debt, or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material. However, the covenants in our Revolving Credit Facility subject such purchases to certain limitations and conditions.
A dividend of $0.06 per common share was declared during each quarter of 2021 to date for aggregate dividend payments of approximately $29.2 million.
The following table summarizes our cash flows for the three and nine months ended October 2, 2021 and September 26, 2020, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net cash provided by operating activities from continuing operations	$83.4	$53.2	$171.7	$123.4
Net cash used in investing activities from continuing operations	(53.5)	(24.9)	(119.0)	(526.5)
Net cash used in financing activities from continuing operations	(17.7)	(73.6)	(39.3)	(10.4)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	0.1	(0.7)	(1.7)	(18.7)
Net cash (used in) provided by investing activities from discontinued operations	—	(4.0)	—	388.9
Net cash used in financing activities from discontinued operations	—	—	—	(0.1)
Effect of exchange rate changes on cash	(1.2)	0.8	(1.5)	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	11.1	(49.2)	10.2	(43.6)
Cash and cash equivalents and restricted cash, beginning of period	114.2	211.1	115.1	205.5
Cash and cash equivalents and restricted cash from continuing operations, end of period	$125.3	$161.9	$125.3	$161.9
Operating Activities
Cash provided by operating activities from continuing operations was $171.7 million year to date compared to $123.4 million in the comparable prior year period. The $48.3 million increase was due primarily to improved earnings, excluding non-cash charges, relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $119.0 million year to date compared to $526.5 million in the comparable prior year period. The $407.5 million decrease was due primarily to the cash used to acquire our Legacy Primo business in the prior year partially offset by an increase in additions to property, plant and equipment relative to the prior year period.
Financing Activities
Cash used in financing activities from continuing operations was $39.3 million year to date compared to $10.4 million in the comparable prior year period. The $28.9 million increase was due primarily to an increase in cash used for financing fees and common share repurchases year to date as compared to the prior year period, partially offset by an increase in net short-term borrowings and issuance of common shares year to date as compared to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of October 2, 2021.

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
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of October 2, 2021, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of October 2, 2021.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of October 2, 2021.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On May 4, 2021, our Board of Directors approved a new share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021. During the third quarter of 2021, we repurchased 1,781,405 common shares for approximately $29.3 million through open market transactions. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We are unable to predict the number of common shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Tax Withholding
In the third quarter of 2021, an aggregate of 1,481 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the third quarter of 2020, an aggregate of 6,434 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since January 2, 2021, our equity has decreased by $33.4 million. The decrease was due to a net loss of $0.4 million, common shares repurchased and canceled of $45.6 million and common share dividend payments of $29.2 million, partially offset by the issuance of common shares of $22.1 million, share-based compensation costs of $10.0 million and other comprehensive income, net of tax of $9.7 million.

Dividend Payments
Common Share Dividend
On August 4, 2021, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on September 2, 2021 to shareowners of record at the close of business on August 19, 2021. On November 2, 2021, the Board of Directors declared a dividend of $0.06 per share on common shares, payable in cash on December 3, 2021, to shareowners of record at the close of business on November 23, 2021. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of continuing operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, as states and municipalities have imposed varying levels of restriction on normal in-person business operations. Established business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allows for remote execution with accessibility to secure data.
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 2, 2021. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2021, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
The following table summarizes the repurchase activity under the Repurchase Plan during the third quarter of 2021:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2021- July 31, 2021	1,078,467	$16.33	1,078,467	$19,435,078
August 1, 2021-August 31, 2021	404,666	$16.51	404,666	$12,754,042
September 1, 2021-October 2, 2021	298,272	$16.52	298,272	$7,826,589
Total	1,781,405

Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2021 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2021- July 31, 2021	—	$—	N/A	N/A
August 1, 2021-August 31, 2021	677	$17.40	N/A	N/A
September 1, 2021-October 2, 2021	804	$16.31	N/A	N/A
Total	1,481

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.1	Amendment to Credit Agreement, dated as of September 23, 2021, by and among Primo Water Corporation, as parent borrower, and Bank of America, N.A., as administrative agent.					*
10.2 (1)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under Primo Water Corporation Equity Incentive Plans.					*
10.3 (1)	Form of Nonqualified Stock Option Agreement under Primo Water Corporation Equity Incentive Plans.					*
10.4 (1)	Offer Letter with Cate Gutowski, dated September 16, 2021.	8-K	10.1	9/30/2021	001-31410
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2021.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2021.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2021.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2021.					*
101	The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, filed November 5, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
______________________
1     Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: November 5, 2021	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: November 5, 2021	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)