Form 10-K
period 2022-01-01
Primo Water Corp /CN/
filed 2022-03-02
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 1, 2022

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of July 03, 2021 (based on the closing sale price of $16.49 for the registrant’s common shares as reported on the New York Stock Exchange on July 02, 2021) was $2,582.9 million.
(Reference is made to Part II, Item 5 for a statement of assumptions upon which the calculation is made).
The number of the registrant’s outstanding common shares as of February 23, 2022 was 161,056,618.
Documents incorporated by reference
Portions of our definitive proxy statement for the 2022 Annual Meeting of Shareowners, to be filed within 120 days of January 1, 2022, are incorporated by reference in Part III. Such proxy statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.
Any reference to 2021, 2020 and 2019 corresponds to our fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
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
We originally incorporated in 1955 and, following the July 2021 continuance to the jurisdiction of the Province of Ontario, are governed by the Business Corporations Act (Ontario). Our principal executive office is located at 4221 W. Boy Scout Boulevard Suite 400, Tampa, Florida, United States 33607.
Primo is a leading pure-play water solutions provider in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through major retailers and online at various price points or leased to customers. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 22-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units across its 22-country footprint representing a top five position.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. During 2020, our U.S. operations achieved a carbon neutral certification under the Carbon Neutral Protocol, an international standard administered by Natural Capital Partners. This certification is in addition to the certifications in our European operations where we have maintained carbon neutrality for the past ten consecutive years in many of our markets. In 2021, the Company achieved carbon neutrality on a global basis. In late 2021, Primo announced its planned exit from the North American small-format retail water business. This business is relatively small and uses predominantly single-use plastic bottles. The exit from this category is estimated to reduce production of plastic water bottles by more than 400 million, annually, while also improving overall margins. The exit is anticipated to be completed by the middle of 2022.
Our Operations
During the second quarter of 2020, we implemented a restructuring program intended to optimize synergies from the Company’s transition to a pure-play water company following the acquisition of Primo Water Corporation ("Legacy Primo" and such transaction, the "Legacy Primo Acquisition") and, as a result, reorganized into two reporting segments: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo businesses) and Rest of World (which includes our Eden Springs Nederland B.V. (“Eden”), Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd ("Fonthill") and John Farrer & Company Limited (“Farrers”) businesses). Our corporate oversight function and other miscellaneous expenses are aggregated and included in the All Other category.
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
All Other
Our All Other segment includes our corporate oversight function and other miscellaneous expenses, as well as our former Cott Beverages LLC business which primarily sold soft drink concentrates to customers located outside of North America and was sold in the first quarter of 2019.

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
Leading Position in Multiple Service Platforms
We have a leading volume-based national presence in the North American and European residential and commercial industry for bottled water. We offer a portfolio of well-known brands with longstanding heritages, such as Primo®, Crystal Springs®, Mountain Valley®, Crystal Rock®, Vermont Pure®, Sparkletts®, Hinckley Springs®, Kentwood Springs®, Canadian Springs®, Labrador Source® and Eden Springs®, which have contributed to our leadership position in the residential and commercial bottled water industry. In office coffee services, we offer a complete range of products under leading brands including Keurig®, Mars Alterra®, Starbucks® Coffee, Caribou Coffee®, Peet’s Coffee & Tea®, Javarama® and Lavazza®. In water filtration, we offer a complete range of products including carbon filtration and reverse osmosis filtration.
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
High Levels of Customer Service and Strong Customer Integration
Customer service and customer retention are key indicators of our success. Our goal is to increase the customer lifetime value through increased customer retention. Route Sales Representatives ("RSRs"), who comprise the customer-facing part of the business, are an important part of the customer relationship and not only drive customer service, but also generate new organic customer growth. We provide reliable delivery schedules and closely track call center and customer service metrics to continually improve customer satisfaction.

Business Strategy
Our business strategy is aligned around a common purpose and vision. Our purpose defines and identifies who we are and what sets us apart. We aim to Inspire Healthier Lives Through Better Quality Water. In order to achieve our purpose, our vision guides our decisions and future investments to help differentiate us from our competitors. We aim to become the leading brand in the pure-play water category with a unique portfolio of sustainable drinking water solutions. To achieve this vision, we have aligned around a common set of global strategic pillars. These strategic pillars are integrated across our global business to help drive a differentiated offering for our customers while at the same time providing an engaged and purpose-driven culture for our associates. Through our strategies, we believe we can drive an enhanced customer experience while at the same time leverage our global scale to generate enhanced efficiencies. We also empower and motivate our associate base to help deliver for our customers and their needs. When our associate experience is aligned and operating in tandem with that of our customers, we have the best ability to deliver growth for all stakeholders. Our transition to a pure-play water company was the first step on our journey to enhancing value and we believe our business strategy will enable long-term measurable success in support of our vision and purpose.
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
•Customer for Life Promise - we position the customer at the center of everything we do. Our goal is to increase the customer lifetime value through increased customer retention. We seek to understand customer needs and listen to their feedback across our product offerings. By providing trusted high-quality products and equipment and responding to their service needs, we believe we can enhance the value of the relationship. We continue to build out interactive digital touch-points to better the customer experience and improve the advocacy of the experience.
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
•Environmental, Social and Corporate Governance Leadership - we strive to provide a positive impact on the environment, our associates and the communities where we live, work and service. We maintain sustainable water resources, aim to reduce our carbon footprint and energy usage, and seek to increase the use of recycled packaging. In the social channel, we promote associate health and safety initiatives, as well as diversity, equity and inclusion training for all management. Additionally, we aim to ensure our supplier community complies with all federal, state and local human relations laws and regulations, and each supplier is required to comply with our Global Supplier Code of Conduct. In the governance channel, our Code of Business Conduct and Ethics drives compliance with all relevant rules and regulations.
•Inspiring Associates - we are developing a purpose-driven culture that will drive an enhanced associate experience. Our goal is to attract and retain highly-engaged associates who will live our purpose in their interactions with our customers, as well as in their communities. We seek to implement an effective talent strategy that focuses on the entire associate lifecycle – onboarding to exit.
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
We have managed to pursue this acquisition strategy while reducing leverage levels by employing a combination of disciplined purchasing, successful integration and synergy realization, and divestiture of assets that are no longer instrumental to our mission and strategy. On November 4, 2021, as part of our overall strategy to increase profitability and further reduce our environmental footprint, we announced a plan to exit the North America single-use retail bottled water category consisting primarily of 1-gallon, 2.5 gallon and case-pack water. The plan does not affect our large format exchange, refill, and dispenser business nor our Mountain Valley brand, which sells products primarily in glass bottles. On an annualized basis, these products have accounted for revenue of approximately $140 million. Unwinding of this business is expected to be completed by the middle of 2022 and we do not expect the costs incurred to exit this business to have a material impact on our operating results.
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
Trade Secrets, Copyrights, Trademarks and Licenses
We sell a majority of our residential and commercial 3G and 5G bottled water under our own brands while our office coffee services business sells both our branded products as well as products under which we have a distribution license. We own registrations for various trademarks that are important to our worldwide business, including Primo®, Alhambra®, Crystal Rock®, Mountain Valley®, Deep Rock®, Hinckley Springs®, Crystal Springs®, Kentwood Springs®, Mount Olympus®, Pureflo®, Nursery®, Sierra Springs®, Sparkletts®, Clear Mountain Natural Spring Water®, Earth2O®, Renü® and Water Event Pure Water Solutions® in the United States, Canadian Springs® and Labrador Source® in Canada, and Decantae®, Eden®, Eden Springs®, Chateaud’eau®, and Mey Eden® in Europe and Israel. We have filed certain trademark registration applications and intend to develop additional trademarks and seek registrations for such trademarks and to develop other intellectual property. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.
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
We currently offer and use non-refillable recyclable containers in the United States and other countries around the world. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and other countries requiring that deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere. In late 2021, we announced our planned exit from the North American small-format retail water business. This business is relatively small and uses predominantly single-use plastic bottles. The exit from this category is estimated to reduce production of plastic water bottles by more than 400 million, annually, while also improving overall margins. The exit is anticipated to be completed by the middle of 2022.
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
Human Capital
Employees
As of January 1, 2022, we had over 9,230 employees, of whom approximately 6,070 were in the North America reporting segment; approximately 3,110 were in the Rest of the World reporting segment; and approximately 50 were in All Other. We have entered into collective bargaining agreements covering approximately 390 of the employees in the North America reporting segment and approximately 190 of the employees in the Rest of the World reporting segment, which all contain terms that we believe are typical in our industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.
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

We created a diversity, equity, and inclusion (“DEI”) Strategy Committee, a cross-functional group of diverse associates across Primo that has taken the lead in formalizing our DEI Commitment. The commitment statement is an important first step. Our goal is to create a truly inclusive work culture that ensures diversity of thought is valued across our Company. We are committed to recognizing and embracing the whole associate. As part of this process, our associates and senior management are creating detailed and measurable actions to be incorporated into our strategic plans. And we are inserting a DEI lens into our recruitment processes that is deliberate, consistent and ensures that our talent base reflects the diversity of people, of perspectives and experiences that we need to truly be one Primo across the globe. To promote these goals, we appointed Shayron Barnes-Selby as our first Chief Diversity and Inclusion Officer in June 2021. Ms. Barnes-Selby is responsible for overseeing the implementation of the end-to-end DEI framework and program across our global footprint.
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
Total Rewards
Our compensation programs are designed to align the compensation of our associates with the Company's performance, offering market-competitive compensation, meaningful benefits, and differentiated rewards for our high performers. We believe that investing in our associates results in increased engagement, satisfaction and retention, which ultimately leads to an elevated customer experience and increased shareowner value.
Our total rewards philosophy is designed to:
•Attract, motivate, reward, and retain talent who contribute to the success of the Company;
•Value the diversity of our workforce, recognizing that different people have different needs, and thus strive to provide flexibility and choice in our reward system;

•Be both internally and externally equitable, providing our talent with opportunities, which relate to competitive practices and reflect individual responsibilities, skills, and contributions to the Company;
•Support the whole person, enabling personal and professional growth; and
•Be transparent and effectively communicate; simple and easy to understand the value.
Our target total direct compensation for our executive leadership is designed to be competitive with peer companies and market data to help us attract and retain top talent. A substantial portion of executive officer compensation is variable or at-risk, in line with our philosophy of rewarding our executives when they produce value for our shareowners and our associates.
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
It is part of our purpose to promote hydration and wellness via sponsorships and in-kind donations, and to provide aid in the times of need. We provide bottled water products for local sporting events, culinary and hospitality programs, fundraisers, and associate-supported efforts and have contributed time and resources to many regional causes. We also donated water to medical centers and first responders, as well as supported hospitality partners feeding front-line workers during the ongoing COVID-19 pandemic.
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

Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has adversely affected, and may continue to affect our business, financial condition and results of operations.
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market, including the duration and scope of the pandemic, the emergence of new variants of the virus and the efficacy of vaccines against such variants, global economic conditions during and after the pandemic, including disruptions in the global supply chain, inflation and labor shortages, government actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.
Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. The measures taken by authorities in many jurisdictions, including travel restrictions, quarantines, shelter in place orders, and business shutdowns, have impacted and will further impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. These measures, and any future measures, may result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain, increases in employee costs, general economy-wide inflation or otherwise), and further impacts on our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. If a significant percentage of our workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions or other governmental restrictions, our operations will be negatively impacted. Any sustained interruption in our business operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions can impair our ability to make, manufacture, distribute or sell our products. Compliance with governmental measures imposed in response to COVID-19 has caused and may continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), and any failure to effectively manage these risks, including any failure to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.
As we deliver bottled water to residential and commercial customers across a 22-country footprint and provide multi-gallon bottled water, self-service refill drinking water and water dispensers to customers through major retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction and changes in demand as a result of COVID-19 will vary in scope and timing across these markets. Any continued economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our suppliers’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or suppliers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
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
We typically bear the risk of changes in prices on the ingredient and packaging materials in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities, such as resin for PET, HDPE and polycarbonate bottles that are used to produce them and, in some cases, changes in production costs. These changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place, on a monthly, quarterly or annual basis.
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
A disruption in production at our production facilities or those of our suppliers, distribution channels or service networks could have a material adverse effect on our business. The disruption could occur for many reasons, including fire, natural disasters, pandemics, weather, manufacturing problems, contamination, diseases, strikes or labor shortages, supply chain disruptions, transportation interruption, government regulation, terrorism or other hostile acts. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively impact our business and results of operations.

Our business is dependent on our ability to maintain access to our water sources; water scarcity, government regulation of water access and poor quality could negatively affect our long-term financial performance.
Damage to or a disruption in the water flow at any one of our water sources, a dispute over water rights, increased legal restrictions on or government regulation of water use or access at our water sources or the failure to maintain access to our water sources could cause an increase in the cost of our products or shortages that would likely not allow us to meet market demand. The potential delivery and price disruptions due to the loss of any one water source or a decline in the volume of water available could significantly disrupt our business, result in the loss of customer confidence and have an adverse effect on our business, financial condition and results of operations. Further, if any of our municipal water sources were curtailed or eliminated as a result of, for example, a natural disaster, work stoppage or other significant event that disrupted water flow from such municipal source, we may have to purchase water from other sources, which could increase water and transportation costs and could result in supply shortages and price increases. Any one of these events could have a negative impact on our business, financial condition, reputation and results of operations.
Water is a limited resource facing significant challenges from population growth, environmental contamination and poor management. As demand for water continues to increase and if water becomes more scarce and the quality of water available deteriorates, our business may incur increasing costs or face capacity constraints, which could adversely affect our profitability or net sales in the long run. Furthermore, even if we are able to secure adequate water sources, the methods which we employ to do so, including acquisitions of additional water sources, may have a negative impact on our public reputation, especially in jurisdictions encountering drought or where water is considered a limited resource.
Climate change may have a long-term adverse impact on our business and results of operations.
There is concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns and an increase in the frequency or duration of extreme weather and climate events. These changes could adversely impact some of our facilities, the availability and cost of key raw materials and water resources we use. Public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment, including more fuel-efficient vehicles. In addition, federal, state or local governmental authorities may propose legislative and regulatory initiatives in response to concerns over climate change which could directly or indirectly adversely affect our business, require additional investments or increase the cost of raw materials, fuel, ingredients and water. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
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
Our business can be affected by large-scale terrorist or other hostile acts, especially those directed against the United States or other major industrialized countries in which we do business, major natural disasters, long-term periods of drought, or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business, could disrupt our supply of raw materials, and could affect production, transportation and delivery of products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.
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

In addition, actual results may differ from pro forma financial information of the combined companies due to changes in the fair value of assets acquired and liabilities assumed, changes in assumptions used to form estimates, differences in accounting policies between the companies, and completion of purchase accounting.
Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write-downs that would negatively affect our results of operations.
As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon targeted analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We evaluate the recoverability of recorded goodwill and indefinite life intangible asset amounts annually, or when evidence of potential impairment exists, which occurred in the second quarter of 2020 due to the impact of the COVID-19 pandemic and the revised projections of future operating results. The impairment test is based on several factors requiring judgment and certain underlying assumptions. Goodwill accounted for approximately $1,321.4 million of our recorded total assets as of January 1, 2022. Our other intangible assets with indefinite lives as of January 1, 2022 primarily relate to the trademarks acquired in our historical acquisitions. These assets have an aggregate net book value of $459.9 million, and are more fully described in Note 1 to the Consolidated Financial Statements.
As of January 1, 2022, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $509.9 million, which consisted principally of $462.7 million of customer relationships that arose from acquisitions, $23.7 million of software, and $10.5 million of patents. Customer relationships are typically amortized over the period for which we expect to receive the economic benefits. The customer relationships acquired in connection with our historical acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill, trademarks or trade names. For additional information on accounting policies we have in place for goodwill and indefinite life intangible asset impairment, see our discussion under “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1 to the Consolidated Financial Statements.
Financial, Credit and Liquidity Risks
We have a significant amount of outstanding indebtedness, which could adversely affect our financial health, and future cash flows may not be sufficient to meet our obligations.
As of January 1, 2022, our total indebtedness was $1.6 billion. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:

•requiring a substantial portion of our cash flow from operations to make interest payments on this indebtedness;
•making it more difficult to satisfy debt service and other obligations;
•increasing the risk of a future credit ratings downgrade of our indebtedness, which would increase future debt costs;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available or limiting our ability to borrow additional funds to pay dividends, to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
•placing us at a competitive disadvantage to our competitors that may not be as highly leveraged as we are.

Our levels of indebtedness are driven, in part, by our strategy of growth by acquisitions. There can be no assurance that we will be successful in obtaining any future debt financing on favorable terms or at all and to the extent we become more leveraged, we face an increased likelihood that one or more of the risks described above would materialize. In addition, our actual cash requirements in the future may be greater than expected. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
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
Our Revolving Credit Facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our Revolving Credit Facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. The outstanding borrowings under the Revolving Credit Facility as of January 1, 2022 were $211.0 million.
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
Our business could be adversely affected by increased labor costs.
Increased labor costs, due to factors such as competition for workers, labor shortages, labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or other legal or regulatory changes, may adversely impact our operating costs. In addition, competition for all qualified personnel is increasingly intense and there can be no assurance that we will be successful in hiring, training, and retaining personnel in the future. The extent and duration of the impact of labor market challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, availability of qualified personnel and competition from within our industry.
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
As a producer and distributor of foods and beverages, we must comply with various federal, state, provincial, local and foreign laws and regulations relating to production, packaging, quality, labeling and distribution, including, in the United States, those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Facts Labeling Rule, the Food Safety Modernization Act, the Bioterrorism Act, the Ground Water Rule and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to mineral and chemical concentration and water quality, consumption and treatment, and various other federal statutes, laws and regulations. The Food and Drug Administration (“FDA”) regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing, security and distribution under sanitary conditions and production in accordance with FDA “Current Good Manufacturing Practices.” We import certain of our equipment, and we must comply with import laws and regulations. Outside the United States, the production and distribution of our products are also subject to various laws and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or government policy and related interpretations may alter the environment in which we do business, which may negatively affect our results of operations or increase our costs or liabilities.
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
We currently operate internationally and we intend to continue expansion of our international operations. We now operate in 19 European countries and Israel. As a result, our business is exposed to risks inherent in foreign operations. If we fail to adequately address the challenges and risks associated with our international operations and acquisition strategy, we may encounter difficulties in our international operations and implementing our strategy, which could impede our growth or harm our operating results. These risks, which can vary substantially by jurisdiction, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and local laws prohibiting payments to government officials and other corrupt practices, tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. Additional risks include the potential for restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatility of the economic environment has increased the risk of disruption and losses resulting from hyper–inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations.
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
We have paid quarterly cash dividends since 2012. Most recently, our Board of Directors declared a dividend of $0.07 per common share to be paid in cash on March 28, 2022 to shareowners of record at the close of business on March 11, 2022. However, there can be no assurance that we will continue to declare quarterly dividends in the future. The declaration and payment of future dividends on our common shares is subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants and other restrictions on payment set forth in the instruments governing our indebtedness in effect from time to time. Accordingly, shareowners must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any return on their investment.
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
Our business is supported by our extensive manufacturing and distribution network. Our manufacturing footprint encompasses 61 strategically located manufacturing and production facilities, which includes 34 facilities in the United States, 10 facilities in Canada, 16 facilities in Europe and one facility in Israel. We also have 327 branch distribution and warehouse facilities, which include 178 facilities in the United States, 17 facilities in Canada, 121 facilities in Europe and 11 facilities in Israel, and one customer service call center in the United States. Facilities in the United States and Canada are primarily utilized by our North America operating segment, and the other facilities are primarily utilized by our Rest of World operating segment.
The total square footage of our manufacturing and production facilities is approximately 2.1 million square feet in the United States; 0.4 million square feet in Canada; 0.2 million square feet in Israel and 0.8 million square feet in Europe, inclusive of 0.3 million square feet in the United Kingdom. The total square footage of our branch distribution and warehouse facilities is approximately 2.6 million square feet in the United States; 0.2 million square feet in Canada; 0.3 million square feet in Israel and 0.8 million square feet in Europe, inclusive of 0.2 million square feet in the United Kingdom. This square footage does not include 27 leased office spaces that comprise 0.4 million square feet. Lease terms for non-owned beverage production facilities and offices expire between 2022 and 2056.
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

Pursuant to SEC rules, we will disclose any proceeding in which a government authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceedings, individually or in the aggregate, will result in monetary sanctions on us, exclusive of interest and costs, above $500,000 or is otherwise material to our financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM PART I. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names, ages, offices and backgrounds of all of our executive officers as of March 2, 2022. Our officers do not serve for a set term.

	Office	Age
Thomas Harrington	Chief Executive Officer	64
Jay Wells	Chief Financial Officer	59
Cate Gutowski	Chief Operating Officer	46
Marni Morgan Poe	Chief Legal Officer and Secretary	52
William "Jamie" Jamieson	Global Chief Information Officer	49
Mercedes Romero	Chief Procurement Officer	55
Anne Melaragni	Chief Human Resources Officer	46
Jason Ausher	Chief Accounting Officer	48

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

•Cate Gutowski was appointed Chief Operating Officer in October 2021. Prior to joining us, from March 2019 to October 2021, Ms. Gutowski held roles of progressive responsibility at Amazon Web Services (“AWS”), a provider of on demand cloud computing platforms to individuals, companies, and governments, including the Worldwide Head of Enablement, Training, & Communications. Prior to Amazon, from April 2018 to December 2018, Ms. Gutowski worked in the aviation industry as the Senior Vice President of Global Sales and Services at Panasonic Avionics, a manufacturer of in-flight entertainment devices. Prior to this, Ms. Gutowski began her career at the General Electric Company, a multinational conglomerate, as a trainee in GE’s Technical Leadership Program. Over 20 years, she held numerous operational roles both domestically and internationally, including Vice President of Product Management – Digital Transformation, VP of Product Management for EMEA, and General Manager of Commercial Operations for EMEA. Ms. Gutowski also held a variety of commercial roles, including VP of Worldwide Commercial, VP and General Manager - North America Consumer Regions Sales, and Senior Sales Director - Global & Strategic Accounts.
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

•Mercedes Romero was appointed Chief Procurement Officer in August 2020. Prior to joining us, Ms. Romero served as Vice President Sourcing and Supply Management from 2019 to 2020 for Ryder System Inc., overseeing global spend and supply planning teams. From 2017 to 2019, Ms. Romero served as Chief Procurement Officer/VP Procurement Americas with the Campari Group. From 1995 to 2017, Ms. Romero held various senior roles leading procurement and supply chain transformations for TEVA Pharma, Diageo, Starbucks, Clorox and Procter & Gamble. Ms. Romero currently serves on the board of directors of JB Sanfilippo, a publicly traded snack food manufacturer, and Board Chair of the Sourcing Executive Committee at the Institute for Supply Management (ISM).

•Anne Melaragni was appointed Chief Human Resources Officer in May 2021. Ms. Melaragni joined Primo in September 2020 as Senior Vice President – Human Resources, North America. Prior to joining us, from November 2019 to August 2020, she served as Chief People Officer for CARE, a global non-profit based in Atlanta, where she oversaw Human Resources ("HR") strategy and execution, the associate experience and global total rewards. Previously, from July 2019 to October 2019, Ms. Melaragni was responsible for driving HR strategy and organizational transformation as the Head of Human Resources at Norfolk Southern. Over the previous 16 years, from 2003 to 2019, Ms. Melaragni held various positions with United Parcel Service, including Global Head of Total Rewards, Vice President – HR, Organizational Transformation and Vice President – HR, International & Emerging Markets. Prior to UPS, Ms. Melaragni led the HR team at Sitestuff.com, a real estate procurement start-up in Austin, Texas.
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
As of February 23, 2022, we had 898 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 23, 2022 was C$19.47 on the TSX and $15.26 on the NYSE.
Our Board of Directors has declared a quarterly cash dividend of $0.06 per common share in each quarter during 2021 and 2020 for an aggregate yearly dividend payment of approximately $39.0 million and $38.9 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes as well as other factors that our Board of Directors may deem relevant from time to time.
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

Shareowner Return Performance Graph
The following graph shows changes over our past five fiscal years in the value of $100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; (iii) the peer group utilized in prior annual reports, which consists of publicly-traded companies in the water and route based service industries comprised of UniFirst Corp., ADT Inc., Chemed Corp., ServiceMaster Global Holdings, Inc., Cintas Corporation, A. O. Smith Corporation, Franklin Electric Co., Inc., IDEX Corporation, Pentair plc, Xylem Inc., The Brink’s Company, Evoqua Water Technologies Corp., Mueller Water Products, Inc., Rollins, Inc., Rexnord Corporation, Stericycle Inc., Tetra Tech, Inc., Windstream Holdings, Inc., and Watts Water Technologies Inc. The closing price of Primo’s common shares as of December 31, 2021, the last trading day of 2021, was C$22.32 on the TSX and $17.63 on the NYSE. The following table is in US dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN

250.00
200.00
150.00
100.00
50.00
0.00
12/31/2016
12/30/2017
12/29/2018
12/28/2019
01/02/2021
01/01/2022
Primo Water Corporation
S&P/TSX Composite
Peer Group

 ASSUMES $100 INVESTED ON December 31, 2016
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JANUARY 1, 2022

Company / Market / Peer Group	12/31/2016	12/30/2017	12/29/2018	12/28/2019	1/2/2021	1/1/2022
Primo Water Corporation	$100.00	$149.53	$124.51	$124.81	$148.02	$168.76
S&P / TSX Composite	$100.00	$116.77	$97.02	$125.82	$135.77	$171.29
Peer Group	$100.00	$129.53	$118.97	$160.78	$204.63	$245.26

Issuer Purchases of Equity Securities
Common Share Repurchase Program
On May 4, 2021, our Board of Directors approved a new share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021. For the year ended January 1, 2022, we repurchased 2,646,831 common shares for $43.5 million through open market transactions under this repurchase plan. Shares purchased under the repurchase plan were subsequently canceled.
Tax Withholdings
The following table contains information about shares that we withheld from delivering to employees during 2021 to satisfy their tax obligations related to share-based awards:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2021 - January 31, 2021	1,236	$16.26	N/A	N/A
February 1 - February 28, 2021	157,770	$17.43	N/A	N/A
March 1, 2021- March 31, 2021	20,407	$15.67	N/A	N/A
March 29 - April 30, 2021	6,628	$16.57	N/A	N/A
May 1 - May 31, 2021	5,275	$16.87	N/A	N/A
June 1, 2021- June 30, 2021	4,305	$16.85	N/A	N/A
June 28 - July 31, 2021	—	$—	N/A	N/A
August 1 - August 31, 2021	677	$17.40	N/A	N/A
September 1 - September 30, 2021	804	$16.31	N/A	N/A
October 1 - October 31, 2021	—	$—	N/A	N/A
November 1 - November 30, 2021	9,346	$19.00	N/A	N/A
December 1 - January 1, 2022	56,772	$17.02	N/A	N/A
Total	263,220

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Objective
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.
Overview
Primo is a leading pure-play water solutions provider in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through major retailers and online at various price points or leased to customers. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 22-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units across its 22-country footprint representing a top five position.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. During 2020, our U.S. operations achieved a carbon neutral certification under the Carbon Neutral Protocol, an international standard administered by Natural Capital Partners. This certification is in addition to the certifications in our European operations where we have maintained carbon neutrality for the past ten consecutive years in many of our markets. In 2021, the Company achieved carbon neutrality on a global basis. In late 2021, we announced our planned exit from the North American small-format retail water business. This business is relatively small and uses predominantly single-use plastic bottles. The exit from this category is estimated to reduce production of plastic water bottles by more than 400 million, annually, while also improving overall margins. The exit is anticipated to be completed by the middle of 2022.
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
In 2021, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities and making equipment upgrades.
During the second quarter of 2020, we implemented a restructuring program intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition (defined below) and, as a result, reorganized into two reporting segments: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo (defined below) businesses) and Rest of World (which includes our Eden Springs Nederland B.V. (“Eden”), Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd ("Fonthill") and John Farrer & Company Limited (“Farrers”) businesses). Our corporate oversight function and other miscellaneous expenses are aggregated and included in the All Other category.

Our fiscal year is based on either a 52- or 53- week period ending on the Saturday closest to December 31. For the years ended January 1, 2022 and December 28, 2019, we had 52 weeks of activity, compared to 53 weeks of activity for the year ended January 2, 2021. We estimate the additional week contributed $19.4 million of additional revenue and $3.9 million of additional operating income for the year ended January 2, 2021. One of our subsidiaries uses a calendar year-end which differs from the Company’s 52- or 53- week fiscal year-end. Differences arising from the use of the different fiscal year-ends were not deemed material for the fiscal years ended January 1, 2022, January 2, 2021 or December 28, 2019.
Impact of the COVID-19 Pandemic
Our global operations expose us to risks associated with the coronavirus (“COVID-19”) pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. The measures taken by authorities in many jurisdictions, including travel restrictions, quarantines, shelter in place orders, and business shutdowns, have impacted and will continue to impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. These measures, and any future measures, may result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain, increases in employee costs, general economy-wide inflation or otherwise), and further impacts on our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
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
As we deliver bottled water to residential and commercial customers across a 22-country footprint and provide multi-gallon bottled water, self-service refill drinking water and water dispensers to customers through major retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction. Changes in demand as a result of COVID-19 will vary in scope and timing across these markets. Any continued economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our suppliers’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or suppliers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all.
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the years ended January 1, 2022 and January 2, 2021, we received wage subsidies under these programs totaling $3.7 million and $7.4 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $7.5 million and $9.0 million were included in accounts payable and accrued liabilities on our Consolidated Balance Sheet as of January 1, 2022 and January 2, 2021, respectively, and $7.5 million was included in other long-term liabilities on our Consolidated Balance Sheet as of January 2, 2021.
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

Additionally, on June 11, 2020, we announced that our Board of Directors approved a plan intended to optimize synergies from the Company’s transition to a pure-play water company following the acquisition of Legacy Primo (defined below) and to mitigate the negative financial and operational impacts of the COVID-19 pandemic, including implementing headcount reductions and furloughs in our North America and Rest of World reporting segments (“2020 Restructuring Plan”). When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. In connection with the 2020 Restructuring Plan, we incurred $10.5 million in severance costs and all costs related to the 2020 Restructuring Plan were recorded as of January 2, 2021. All costs incurred by the 2020 Restructuring Plan were included in SG&A expenses for the year ended January 2, 2021. See Note 1 to the Consolidated Financial Statements for additional information on restructuring charges incurred during the year ended January 2, 2021.
During the year ended January 2, 2021 we also incurred $10.3 million in other COVID-19 related costs. Other COVID-19 related costs primarily include front-line incentives paid and costs incurred for supplies.
Divestiture, Acquisition and Financing Transactions
Divestitures
On November 4, 2021, as part of our overall strategy to increase profitability and further reduce our environmental footprint, we announced a plan to exit the North America single-use retail bottled water category, which consists primarily of 1-gallon, 2.5 gallon and case-pack water. The plan does not affect our large format exchange, refill, and dispenser business nor our Mountain Valley brand, which sells products primarily in glass bottles. On an annualized basis, these products have accounted for revenue of approximately $140 million. Unwinding of this business is expected to be completed by the middle of 2022 and we do not expect the costs incurred to exit this business to have a material impact on our operating results.
On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”), to Westrock Coffee Company, LLC (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company (“S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to Westrock. We used the proceeds of the transaction to finance a portion of the Legacy Primo Acquisition (defined below).
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
As a result of the S&D Divestiture, the operating results associated with the S&D business have been presented as discontinued operations for all years presented. The following discussion and analysis of financial condition and results of operations are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 2 to the Consolidated Financial Statements.
Acquisitions
On December 30, 2021, Eden Springs Netherlands B.V., a wholly owned subsidiary of the Company ("Eden"), completed the acquisition of Sip-Well NV, the leading distributor of water solutions in Belgium (the "SipWell Acquisition"). The total cash consideration paid by Eden in the SipWell Acquisition was $53.1 million, subject to adjustments for any non-permitted leakage since a locked box date. The SipWell Acquisition was funded through a combination of incremental borrowings under the Company’s Revolving Credit Facility and cash on hand.
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

Financing Activity
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
On October 22, 2020, we issued €450.0 million ($509.6 million at exchange rates in effect on January 1, 2022) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility (defined below), the €450.0 million of 5.500% senior notes due July 1, 2024 (“2024 Notes”) and the 2025 Notes. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021. The proceeds of the 2028 Notes, along with borrowings from the Revolving Credit Facility, were used to redeem in full the 2024 Notes and pay related premiums, fees and expenses.
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
Summary Financial Results
Net loss from continuing operations in 2021 was $3.2 million or $0.02 per diluted common share, compared with net loss from continuing operations of $156.8 million or $1.01 per diluted common share in 2020.
The following items of significance affected our 2021 financial results:

•Net revenue increased $119.8 million, or 6.1%, in 2021 compared to the prior year driven by customer growth, increased demand from residential customers, pricing initiatives, the Legacy Primo Acquisition and the favorable impact of foreign exchange rates, partially offset by a decline in water dispenser sales and lapping the benefit from the 53rd week in the prior year.
•Gross profit increased $43.5 million, or 3.9%, in 2021 compared to the prior year due primarily to the addition of the Legacy Primo business, pricing initiatives, and the impact of favorable foreign exchange rates partially offset by increased material cost in our North America single-use plastic business, ocean freight and tariffs. Gross profit as a percentage of net revenue was 55.8% in 2021 compared to 57.0% in the prior year;
•SG&A expenses increased to $1,034.3 million in 2021 compared to $1,006.6 million in the prior year due primarily to higher selling and operating costs that supported volume and revenue growth of the business, an increase in the number of associates impacted by COVID-19 during the second half of the year and the addition of the Legacy Primo business, partially offset by cost reduction initiatives executed as a result of the impact of COVID-19. SG&A expenses as a percentage of net revenue was 49.9% in 2021 compared to 51.5% in the prior year;

•Loss on disposal of property, plant and equipment, net was primarily related to the disposal of $9.3 million of equipment that was either replaced or no longer being used in our reporting segments;
•Acquisition and integration expenses decreased to $10.8 million in 2021 compared to $33.7 million in the prior year due primarily to lower acquisition and integration costs incurred in connection with the Legacy Primo Acquisition. Acquisition and integration expenses as a percentage of net revenue decreased to 0.5% in 2021 compared to 1.7% in the prior year;
•Goodwill and intangible asset impairment charges decreased to nil from $115.2 million in the prior year due primarily to the non-recurrence of impairment charges recorded in the prior year as a result of general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
•Other expense, net was $27.9 million in 2021 compared to Other expense, net of $18.7 million in the prior year due primarily to the incremental loss recognized on the redemption of our 2025 Notes compared to the 2024 Notes in prior year and an increase of net losses on foreign currency transactions, partially offset by income recognized on sale of a business;
•Income tax expense was $9.5 million on pre-tax income from continuing operations of $6.3 million in 2021 compared to income tax expense of $4.3 million on pre-tax loss from continuing operations of $152.5 million in the prior year due primarily to increased losses in 2020 driven by the impact of the COVID-19 pandemic for which minimal tax benefit was recognized, including the impairment charges related to goodwill and intangible assets during the second quarter of 2020;
•Adjusted EBITDA increased to $380.0 million in 2021 compared to $361.5 million in the prior year due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $258.7 million in 2021 compared to $193.6 million in the prior year. The $65.1 million increase was due primarily to improved earnings, excluding non-cash charges, relative to the prior year.
Critical Accounting Policies
Our significant accounting policies and recently issued accounting pronouncements are described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe the following represent our critical accounting policies:
Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Consolidated Financial Statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, insurance reserves, realization of deferred income tax assets, the resolution of tax contingencies, and projected benefit plan obligations.
Impairment Testing of Goodwill
Primo operates through two operating segments: North America and Rest of World. These two operating segments are also reportable segments. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our North America operating segment was determined to have three components: DSS, Aquaterra, and Mountain Valley. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). Our Rest of World operating segment was determined to have five components: Eden, Aimia, Decantae, Fonthill, and Farrers, none of which have similar economic characteristics. For the purpose of testing goodwill for impairment in 2021, we have determined our reporting units are DSSAqua, Mountain Valley, Eden, Aimia, Decantae, Fonthill, and Farrers.
We had goodwill of $1,321.4 million on the Consolidated Balance Sheet at January 1, 2022, which represents amounts for the DSSAqua, Mountain Valley, Eden, Aimia, Decantae, and Fonthill reporting units.

For purposes of the 2021 annual test, we elected to perform a qualitative assessment for all reporting units to assess whether it was more likely than not the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of our reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment. Goodwill allocated to the DSSAqua, Mountain Valley, Eden, Aimia, Decantae, and Fonthill reporting units as of January 1, 2022 are $978.1 million, $16.0 million, $271.6 million, $53.3 million, $1.3 million, and $1.1 million, respectively.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2021, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
During 2020, we identified a triggering event arising from the impact of the COVID-19 pandemic and performed an interim quantitative impairment test as of June 27, 2020. We determined that goodwill was impaired for the Eden, Decantae, and Farrers reporting units and recognized impairment charges of $103.3 million, $0.3 million and $0.5 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.
Impairment Testing of Intangible Assets with an Indefinite Life
Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of businesses, and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets. Our trademarks with indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible assets to its fair value and when the carrying amount is greater than the fair value, we recognize an impairment loss. Our intangible assets with indefinite lives relate to trademarks acquired in the Legacy Primo Acquisition, trademarks acquired in the acquisition of DSS, trademarks acquired in the acquisition of Eden, one of the trademarks acquired in the acquisition of Aquaterra, trademarks acquired in the acquisition of Mountain Valley and trademarks acquired in the acquisition of Crystal Rock (collectively the "Trademarks"). The trademark acquired in the acquisition of SipWell (the "SipWell Trademark") was also assigned an indefinite life.
As of January 1, 2022, the Trademarks have an aggregate net book value of $459.2 million.
During the fourth quarter of 2021, management concluded that it was more likely than not that the fair value of the Trademarks were greater than their respective carrying value, indicating no impairment.
We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. We concluded that it was more likely than not that the fair value of the Trademarks was more than their carrying value and therefore we were not required to perform any additional testing. The SipWell Trademark was acquired on December 30, 2021 and valued as of that date. As such, we did not perform an impairment test with respect to this trademark.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.

During 2020, we identified a triggering event arising from the impact of the COVID-19 pandemic and performed an interim quantitative impairment test as of June 27, 2020. We determined the Eden Trademarks and the Aquaterra Trademark were impaired and recognized impairment charges of $9.9 million and $1.2 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.

Other Intangible Assets
As of January 1, 2022, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $509.9 million, consisting principally of $462.7 million of customer relationships that arose from acquisitions, $23.7 million of software, and $10.5 million of patents. Customer relationships are typically amortized over the period for which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as the loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. We did not record impairment charges for intangible assets subject to amortization in 2021, 2020 or 2019.
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
Insurance Reserves
We maintain insurance retention programs under our general liability, auto liability, and workers' compensation insurance programs. We also carry excess coverage to mitigate catastrophic losses. We use an independent third-party actuary to assist in determining our insurance reserves. Insurance reserves are accrued on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. The Company recorded insurance reserves of $60.1 million and $52.2 million as of January 1, 2022 and January 2, 2021, respectively, within accounts payable and accrued liabilities and other long-term liabilities, of which $17.2 million and $10.8 million, respectively, was covered by insurance and included as a component of accounts receivable, net of allowance and other long-term assets.
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
Effective as of December 31, 2021, our U.S. Plan was terminated. In accordance with the amended plan documents, we anticipate making distributions for all plan participants (either directly to the participant or to an insurance company depending upon their optional payment election) and expect to distribute all plan assets in fiscal year 2022.
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
We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net loss from continuing operations before interest expense, net, expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, COVID-19 costs, goodwill and intangible asset impairment charges, foreign exchange and other losses, net, loss on disposal of property, plant and equipment, net, loss on extinguishment of long-term debt, (gain) loss on sale of business, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material changes.
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

The following table summarizes our Consolidated Statements of Operations as a percentage of net revenue for 2021, 2020 and 2019:

	2021		2020		2019
(in millions of U.S. dollars)		Percentage of Revenue		Percentage of Revenue		Percentage of Revenue
Revenue, net	$2,073.3	100.0%	$1,953.5	100.0%	$1,795.4	100.0%
Cost of sales	915.9	44.2%	839.6	43.0%	734.2	40.9%
Gross profit	1,157.4	55.8%	1,113.9	57.0%	1,061.2	59.1%
Selling, general and administrative expenses	1,034.3	49.9%	1,006.6	51.5%	962.2	53.6%
Loss on disposal of property, plant and equipment, net	9.3	0.4%	10.6	0.5%	7.6	0.4%
Acquisition and integration expenses	10.8	0.5%	33.7	1.7%	16.4	0.9%
Goodwill and intangible asset impairment charges	—	—%	115.2	5.9%	—	—%
Operating income (loss)	103.0	5.0%	(52.2)	(2.7)%	75.0	4.2%
Other expense, net	27.9	1.3%	18.7	1.0%	3.7	0.2%
Interest expense, net	68.8	3.3%	81.6	4.2%	77.6	4.3%
Income (loss) from continuing operations before income taxes	6.3	0.3%	(152.5)	(7.8)%	(6.3)	(0.4)%
Income tax expense	9.5	0.5%	4.3	0.2%	4.5	0.3%
Net loss from continuing operations	(3.2)	(0.2)%	(156.8)	(8.0)%	(10.8)	(0.6)%
Net income from discontinued operations, net of income taxes (Note 2)	—	—%	25.1	1.3%	13.7	0.8%
Net (loss) income	(3.2)	(0.2)%	(131.7)	(6.7)%	2.9	0.2%
Depreciation & amortization	$219.1	10.6%	$202.1	10.3%	$168.6	9.4%

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for 2021, 2020 and 2019:

(in millions of U.S. dollars)	2021	2020	2019
Revenue, net
North America	$1,562.9	$1,493.2	$1,269.8
Rest of World	510.4	460.3	518.4
All Other	—	—	7.2
Total	$2,073.3	$1,953.5	$1,795.4
Gross profit
North America	$881.0	$862.9	$770.5
Rest of World	276.4	251.0	290.4
All Other	—	—	0.3
Total	$1,157.4	$1,113.9	$1,061.2
Selling, general and administrative expenses [1]
North America	$720.6	$712.5	$669.7
Rest of World	273.1	251.6	258.5
All Other	40.6	42.5	34.0
Total	$1,034.3	$1,006.6	$962.2
Operating income (loss) [1]
North America	$146.0	$130.0	$91.2
Rest of World	1.5	(118.3)	22.6
All Other	(44.5)	(63.9)	(38.8)
Total	$103.0	$(52.2)	$75.0
______________________
1    During 2021, we revised the allocation of information technology costs from the All Other category to our North America and Rest of World reporting segments to reflect how the Chief Executive Officer, who is our chief operating decision maker, currently measures the performance of our segments. As a result of the change, SG&A expenses for the prior periods have been recast to increase SG&A expenses in our North America reporting segment by $2.1 million, increase SG&A expenses in our Rest of World reporting segment by $6.9 million, and decrease SG&A expenses in the All Other category by $9.0 million for the year ended January 2, 2021. Operating income (loss) for our North American and Rest of World reporting segments, as well as our All Other category, reflect the aforementioned adjustments for the year ended January 2, 2021. SG&A expenses for the year ended 2019 have been recast to increase SG&A expenses in our North America reporting segment by $1.5 million, increase SG&A expenses in our Rest of World reporting segment by $6.5 million, and decrease SG&A expenses in the All Other category by $8.0 million for the year ended December 28, 2019. Operating income (loss) for our North American and Rest of World reporting segments, as well as our All Other category, reflect the aforementioned adjustments for the year ended December 28, 2019.

The following tables summarize revenue by channel for 2021, 2020 and 2019:

	For the Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$1,051.0	$225.5	$—	$1,276.5
Water Refill/Water Filtration	180.5	32.9	—	213.4
Other Water	162.6	81.7	—	244.3
Water Dispensers	65.4	—	—	65.4
Other	103.4	170.3	—	273.7
Total	$1,562.9	$510.4	$—	$2,073.3

	For the Year Ended January 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$965.8	$211.6	$—	$1,177.4
Water Refill/Water Filtration	175.1	29.3	—	204.4
Other Water	160.7	63.5	—	224.2
Water Dispensers	75.9	—	—	75.9
Other	115.7	155.9	—	271.6
Total	$1,493.2	$460.3	$—	$1,953.5

	For the Year Ended December 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$905.1	$252.7	$—	$1,157.8
Water Refill/Water Filtration	35.6	26.8	—	62.4
Other Water	157.8	59.4	—	217.2
Other	171.3	179.5	7.2	358.0
Total	$1,269.8	$518.4	$7.2	$1,795.4

Results of Operations
The following table summarizes the change in revenue by reporting segment for 2021:

	For the Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Change in revenue	$69.7	$50.1	$—	$119.8
Impact of foreign exchange [1]	(4.6)	(24.1)	—	(28.7)
Change excluding foreign exchange	$65.1	$26.0	$—	$91.1
Percentage change in revenue	4.7%	10.9%	—%	6.1%
Percentage change in revenue excluding foreign exchange	4.4%	5.6%	—%	4.7%
Impact of 53rd week in 2020	$18.9	$0.5	$—	$19.4
Change excluding foreign exchange and impact of 53rd week in 2020	$84.0	$26.5	$—	$110.5
Percentage change in revenue excluding foreign exchange and impact of 53rd week in 2020	5.7%	5.8%	—%	5.7%
______________________
1     Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2020:

	For the Year Ended January 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Change in revenue	$223.4	$(58.1)	$(7.2)	$158.1
Impact of foreign exchange [1]	0.5	(6.1)	—	(5.6)
Change excluding foreign exchange	$223.9	$(64.2)	$(7.2)	$152.5
Percentage change in revenue	17.6%	(11.2)%	(100.0)%	8.8%
Percentage change in revenue excluding foreign exchange	17.6%	(12.4)%	(100.0)%	8.5%
Impact of 53rd week in 2020	$(18.9)	$(0.5)	$—	$(19.4)
Change excluding foreign exchange and impact of 53rd week in 2020	$205.0	$(64.7)	$(7.2)	$133.1
Percentage change in revenue excluding foreign exchange and impact of 53rd week in 2020	16.1%	(12.5)%	(100.0)%	7.4%
______________________
1     Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for 2021:

	For the Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Change in gross profit	$18.1	$25.4	$—	$43.5
Impact of foreign exchange [1]	(2.5)	(11.4)	—	(13.9)
Change excluding foreign exchange	$15.6	$14.0	$—	$29.6
Percentage change in gross profit	2.1%	10.1%	—%	3.9%
Percentage change in gross profit excluding foreign exchange	1.8%	5.6%	—%	2.7%
Impact of 53rd week in 2020	$12.2	$—	$—	$12.2
Change excluding foreign exchange and impact of 53rd week in 2020	$27.8	$14.0	$—	$41.8
Percentage change in gross profit excluding foreign exchange and impact of 53rd week in 2020	3.3%	5.6%	—%	3.8%
______________________
1     Impact of foreign exchange is the difference between the current year's gross profit translated utilizing the current year's average foreign exchange rates less the current year's gross profit translated utilizing the prior year's average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for 2020:

	For the Year Ended January 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Change in gross profit	$92.4	$(39.4)	$(0.3)	$52.7
Impact of foreign exchange [1]	0.3	(3.6)	—	(3.3)
Change excluding foreign exchange	$92.7	$(43.0)	$(0.3)	$49.4
Percentage change in gross profit	12.0%	(13.6)%	(100.0)%	5.0%
Percentage change in gross profit excluding foreign exchange	12.0%	(14.8)%	(100.0)%	4.7%
Impact of 53rd week in 2020	$(12.2)	$—	$—	$(12.2)
Change excluding foreign exchange and impact of 53rd week in 2020	$80.5	$(43.0)	$(0.3)	$37.2
Percentage change in gross profit excluding foreign exchange and impact of 53rd week in 2020	10.4%	(14.8)%	(100.0)%	3.5%
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

The following table summarizes our EBITDA and Adjusted EBITDA for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
Net loss from continuing operations	$(3.2)	$(156.8)	$(10.8)
Interest expense, net	68.8	81.6	77.6
Income tax expense	9.5	4.3	4.5
Depreciation and amortization	219.1	202.1	168.6
EBITDA [1]	$294.2	$131.2	$239.9
Acquisition and integration costs [2]	10.8	33.7	16.4
Share-based compensation costs	17.5	22.1	9.9
COVID-19 costs	2.4	20.8	—
Goodwill and intangible asset impairment charges	—	115.2	—
Foreign exchange and other losses, net	8.7	1.5	0.9
Loss on disposal of property, plant and equipment, net	9.3	10.6	7.6
Loss on extinguishment of long-term debt	27.2	19.7	—
(Gain) loss on sale of business	(3.8)	(0.6)	6.0
Other adjustments, net	13.7	7.3	6.4
Adjusted EBITDA [1]	$380.0	$361.5	$287.1
______________________
1    Includes $3.9 million of benefit associated with the 53rd week for the year ended January 2, 2021.
2     Includes an increase of $1.8 million of share-based compensation costs for the year ended December 28, 2019, related to awards granted in connection with the acquisition of our Eden business.

Year Ended January 1, 2022 Compared to Year Ended January 2, 2021
Revenue, Net
Net revenue increased $119.8 million, or 6.1%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue increased $110.5 million, or 5.7%, in 2021 from 2020.
North America net revenue increased $69.7 million, or 4.7%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue increased $84.0 million, or 5.7%, in 2021 from 2020 due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water dispenser sales.
Rest of World net revenue increased $50.1 million, or 10.9%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue increased $26.5 million, or 5.8%, in 2021 from 2020 due primarily to improved volume and pricing.
Gross Profit
Gross profit increased $43.5 million, or 3.9%, in 2021 from 2020. Gross profit as a percentage of net revenue was 55.8% in 2021 compared to 57.0% in 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit increased $41.8 million, or 3.8%, in 2021 from 2020.
North America gross profit increased $18.1 million, or 2.1%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit increased $27.8 million, or 3.3%, in 2021 from 2020 due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by increased material costs in our single-use plastic business, ocean freight and tariffs.
Rest of World gross profit increased $25.4 million, or 10.1%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit increased $14.0 million, or 5.6%, in 2021 from 2020 due primarily to improved volume and pricing.

Selling, General and Administrative Expenses
SG&A expenses increased to $1,034.3 million in 2021 compared to $1,006.6 million in 2020. SG&A expenses as a percentage of net revenue was 49.9% in 2021 compared to 51.5% in 2020.
North America SG&A expenses increased to $720.6 million in 2021 compared to $712.5 million in 2020, due primarily to the addition of the Legacy Primo business and an increase in delivery expenses, partially offset by cost reduction initiatives executed as a result of the impact of COVID-19.
Rest of World SG&A expenses increased to $273.1 million in 2021 compared to $251.6 million in 2020, due primarily to an increase in delivery expenses and the unfavorable impact of foreign exchange rates, partially offset by cost reduction initiatives executed as a result of the impact of COVID-19.
All Other SG&A expenses decreased to $40.6 million in 2021 compared to $42.5 million in 2020, due primarily to a decrease in professional fees, legal fees and share-based compensation costs, partially offset by an increase in salaries.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $10.8 million in 2021 compared to $33.7 million in 2020. Acquisition and integration expenses as a percentage of net revenue was 0.5% in 2021 compared to 1.7% in 2020.
North America acquisition and integration expenses decreased to $5.2 million in 2021 compared to $9.8 million in 2020, due primarily to lower acquisition and integration costs relating to the Legacy Primo business.
Rest of World acquisition and integration expenses decreased to $1.7 million in 2021 compared to $2.8 million in 2020, due primarily to a reduction in costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses decreased to $3.9 million in 2021 compared to $21.1 million in 2020, due primarily to lower acquisition and integration costs relating to the Legacy Primo business.
Goodwill and Intangible Asset Impairment Charges
Goodwill and intangible asset impairment charges decreased to nil in 2021 compared to $115.2 million in 2020. Goodwill and intangible asset impairment charges as a percentage of revenue was nil in 2021 compared to 5.9% in 2020.
North America goodwill and intangible asset impairment charges decreased to nil in 2021 compared to $1.2 million in 2020 due primarily to the non-recurrence of impairment charges recorded in the prior year on certain of our Canadian trademarks.
Rest of World goodwill and intangible asset impairment charges decreased to nil in 2021 compared to $114.0 million in 2020 due primarily to the non-recurrence of impairment charges recorded in the prior year as a result of general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
Operating Income (Loss)
Operating income was $103.0 million in 2021 compared to operating loss of $52.2 million in 2020.
North America operating income increased to $146.0 million in 2021 compared to $130.0 million in 2020, due to the items discussed above.
Rest of World operating income was $1.5 million in 2021 compared to operating loss of $118.3 million in 2020, due to the items discussed above.
All Other operating loss decreased to $44.5 million in 2021 compared to $63.9 million in 2020, due to the items discussed above.
Other Expense, Net
Other expense, net was $27.9 million in 2021 compared to $18.7 million in 2020, due primarily to the incremental loss recognized on the redemption of our 2025 Notes compared to the 2024 Notes in prior year and an increase of net losses on foreign currency transactions, partially offset by income recognized on sale of a business.
Income Taxes
Income tax expense was $9.5 million in 2021 compared to $4.3 million in 2020. The effective tax rate was 150.8% in 2021 compared to (2.8)% in 2020.

The effective tax rate for 2021 varied from the effective tax rate from 2020 due to increased losses in 2020 driven primarily by the impact of the COVID-19 pandemic for which minimal tax benefit was recognized, including the impairment charges related to goodwill and intangible assets during the second quarter of 2020. The effective tax rate for 2021 differs from the Canadian statutory rate primarily due to: (a) significant permanent differences for which we have not recognized a tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than Canada; and (c) losses in tax jurisdictions with existing valuations allowances.
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
North America SG&A expenses increased to $712.5 million in 2020 compared to $669.7 million in 2019, due primarily to the addition of the Legacy Primo business, partially offset by lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19.
Rest of World SG&A expenses decreased to $251.6 million in 2020 compared to $258.5 million in 2019, due primarily to lower delivery expenses and cost reduction initiatives executed as a result of the impact of COVID-19, as well as wage subsidies received, partially offset by an increase in severance costs.
All Other SG&A expenses increased to $42.5 million in 2020 compared to $34.0 million in 2019, due primarily to an increase in professional fees and share-based compensation costs, partially offset by the non-recurrence of SG&A expenses incurred by our Cott Beverages LLC business, which was sold in the first quarter of 2019.
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
North America operating income increased to $130.0 million in 2020 compared to $91.2 million in 2019, due to the items discussed above.
Rest of World operating loss was $118.3 million in 2020 compared to operating income of $22.6 million in 2019, due to the items discussed above.
All Other operating loss increased to $63.9 million in 2020 compared to $38.8 million in 2019, due to the items discussed above.
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
The effective tax rate for 2020 varied from the effective tax rate from 2019 due to increased losses primarily driven by the impact of the COVID-19 pandemic in 2020 for which minimal tax benefit was recognized, including the impairment charges related to goodwill and intangible assets during the second quarter of 2020. The effective tax rate for 2020 differs from the Canadian statutory rate primarily due to: (a) significant permanent differences for which we have not recognized a tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than Canada; and (c) losses in tax jurisdictions with existing valuations allowances.

Liquidity and Capital Resources
The following table summarizes our cash flows for 2021, 2020 and 2019 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
Net cash provided by operating activities from continuing operations	$258.7	$193.6	$205.2
Net cash used in investing activities from continuing operations	(240.9)	(566.9)	(111.6)
Net cash used in financing activities from continuing operations	(0.8)	(91.0)	(65.4)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	(1.8)	(17.4)	41.6
Net cash provided by (used in) investing activities from discontinued operations	—	388.9	(36.2)
Net cash used in financing activities from discontinued operations	—	(0.1)	(0.6)
Effect of exchange rate changes on cash	(1.9)	2.5	1.7
Net increase (decrease) in cash, cash equivalents and restricted cash	13.3	(90.4)	34.7
Cash and cash equivalents and restricted cash, beginning of year	115.1	205.5	170.8
Cash and cash equivalents and restricted cash, end of year	128.4	115.1	205.5
Cash and cash equivalents and restricted cash of discontinued operations, end of year	—	—	48.6
Cash and cash equivalents and restricted cash from continuing operations, end of year	$128.4	$115.1	$156.9
Operating Activities
Cash provided by operating activities from continuing operations was $258.7 million in 2021 compared to $193.6 million in 2020 and $205.2 million in 2019. The $65.1 million increase in 2021 compared to 2020 was due primarily to the increase in net income from continuing operations, excluding non-cash charges, partially offset by the change in working capital balances relative to the prior year.
The $11.6 million decrease in 2020 compared to 2019 was due primarily to the change in working capital balances, partially offset by the increase in net income from continuing operations, excluding non-cash charges, relative to the prior year.
Investing Activities
Cash used in investing activities from continuing operations was $240.9 million in 2021 compared to $566.9 million in 2020 and $111.6 million in 2019. The $326.0 million decrease in 2021 compared to 2020 was due primarily to the cash used to acquire our Legacy Primo business in the prior year partially offset by an increase in additions to property, plant and equipment relative to the prior year.
The $455.3 million increase in 2020 compared to 2019 was due primarily to the cash used to acquire our Legacy Primo business in the prior year, an increase in additions to property, plant and equipment relative to the prior year, and cash received from the sale of our Cott Beverages LLC business in the prior year.
Financing Activities
Cash used in financing activities from continuing operations was $0.8 million in 2021 compared to $91.0 million in 2020 and $65.4 million in 2019. The $90.2 million decrease in 2021 compared to 2020 was due primarily to an increase in net short term borrowings and issuance of common shares partially offset by an increase in common share repurchases relative to the prior year.

The $25.6 million increase in 2020 compared to 2019 was due primarily to the premium payments and financing fees incurred for the issuance of the 2028 Notes.
Financial Liquidity
As of January 1, 2022, we had $1,560.9 million of debt and $128.4 million of cash and cash equivalents compared to $1,470.7 million of debt and $115.1 million of cash and cash equivalents as of January 2, 2021.
The recent COVID-19 pandemic has continued to disrupt our business. The extent and duration of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market. These factors include the duration and scope of the pandemic, the emergence of new variants of the virus and the efficacy of vaccines against such variants, global economic conditions during and after the pandemic, including disruptions in the global supply chain, inflation and labor shortages, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.
We believe that our level of resources, which includes cash on hand, available borrowings under our Revolving Credit Facility and funds provided by operations, will be adequate to fund cash outflows that have both a short- and long-term component. These cash flows will support our growth platform and include our expenses, capital expenditures, anticipated dividend payments, and debt service obligations. The Company regularly assesses its cash requirements and the available resources to fund these needs. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the Revolving Credit Facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our Revolving Credit Facility or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.
Our Revolving Credit Facility and debt capital markets transactions are described under “Debt” below.
In 2021, we declared a dividend of $0.06 per common share each quarter for an aggregate dividend payment of approximately $39.0 million.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of January 1, 2022.

Other Liquidity Matters
We expect capital spending during the fiscal year ended December 31, 2022 to be approximately $200.0 million. Capital spending will be monitored and controlled as the year progresses. We expect to use operating cash flows to satisfy capital spending.
The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of January 1, 2022:

		Payments due by period
(in millions of U.S. dollars)	Total	2022	2023	2024	2025	2026	Thereafter
3.875% senior notes due in 2028	509.6	—	—	—	—	—	509.6
4.375% senior notes due in 2029	750.0	—	—	—	—	—	750.0
Revolving Credit Facility [1]	211.0	211.0	—	—	—	—	—
Interest expense [2]	381.0	58.6	52.4	52.3	53.0	52.8	111.9
Operating lease obligations	273.9	38.4	40.0	34.9	29.4	21.4	109.8
Finance leases [3]	118.1	19.7	18.5	16.6	15.5	11.8	36.0
Pension obligations	24.7	10.7	0.6	0.7	0.6	0.6	11.5
Purchase obligations [4]	43.4	30.6	12.4	0.4	—	—	—
Other liabilities	17.9	15.2	1.9	0.3	0.3	0.2	—
Total [5]	$2,329.6	$384.2	$125.8	$105.2	$98.8	$86.8	$1,528.8
______________________
1     The Revolving Credit Facility is considered a current liability. As of January 1, 2022, we had $211.0 million of outstanding borrowings under the Revolving Credit Facility.
2     Interest expense includes fixed interest on the 2028 Notes, 2029 Notes, the Revolving Credit Facility and other long-term liabilities. Actual amounts will differ from estimates provided.
3     Includes estimated interest payments using a weighted average discount rate of 3.6% as of January 1, 2022.
4    Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
5     The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $17.5 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt
Our total debt as of January 1, 2022 and January 2, 2021 was as follows:

	January 1, 2022			January 2, 2021
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
5.500% senior notes due in 2025	—	—	—	750.0	7.0	743.0
3.875% senior notes due in 2028	509.6	6.9	502.7	551.9	8.3	543.6
4.375% senior notes due in 2029	750.0	10.0	740.0	—	—	—
Revolving Credit Facility	211.0	—	211.0	104.8	—	104.8
Short-term borrowings	11.1	—	11.1	2.9	—	2.9
Finance leases	92.8	—	92.8	71.5	—	71.5
Other debt financing	3.3	—	3.3	4.9	—	4.9
Total debt	$1,577.8	$16.9	$1,560.9	$1,486.0	$15.3	$1,470.7
Less: Short-term borrowings and current debt:
Revolving Credit Facility	211.0	—	211.0	104.8	—	104.8
Short-term borrowings	11.1	—	11.1	2.9	—	2.9
Finance leases - current maturities	17.0	—	17.0	13.2	—	13.2
Other debt financing	0.7	—	0.7	4.7	—	4.7
Total current debt	$239.8	$—	$239.8	$125.6	$—	$125.6
Total long-term debt	$1,338.0	$16.9	$1,321.1	$1,360.4	$15.3	$1,345.1
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
As of January 1, 2022, our outstanding borrowings under the Revolving Credit Facility were $211.0 million and outstanding letters of credit totaled $59.4 million resulting in total utilization under the Revolving Credit Facility of $270.4 million. As a result, our unused availability under the Revolving Credit Facility was $79.6 million as of January 1, 2022. The commitment fee was 0.25% per annum of the unused availability under the Revolving Credit Facility.
The weighted average effective interest rate at January 1, 2022 on the Revolving Credit Facility outstanding borrowings was 2.4%. The weighted average effective interest rate at January 2, 2021 on the Revolving Credit Facility outstanding borrowings was 2.1%. The effective interest rates are based on our aggregate availability.
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
3.875% Senior Notes due in 2028
On October 22, 2020, we issued €450.0 million ($509.6 million at exchange rates in effect on January 1, 2022) of 2028 Notes to qualified purchasers in a private placement offering under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility, the 2024 Notes and the 2025 Notes. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021.
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
On April 30, 2021, we used the proceeds of the 2029 Notes, along with available cash on hand, to redeem in full the 2025 Notes. The redemption of the 2025 Notes included $20.6 million in premium payments, accrued interest of $3.6 million, and the write-off of $6.6 million in deferred financing fees.
Credit Ratings and Covenant Compliance
Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.
As of January 1, 2022, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B1	B
2028 Notes	B1	B
2029 Notes	B1	B
Outlook	Stable	Stable

Any downgrade of our credit ratings by either Moody’s or S&P could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates, and (vi) sell assets. The covenants are substantially similar across the series of notes. As of January 1, 2022, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of January 1, 2022.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of January 1, 2022.
Issuer Purchases of Equity Securities
Common Share Repurchase Programs
On May 4, 2021, our Board of Directors approved a new share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021. For the year ended January 1, 2022, we repurchased 2,646,831 common shares for approximately $43.5 million through open market transactions.
On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period, which expired on December 15, 2020. For the year ended January 2, 2021, we repurchased 2,316,835 common shares for $25.0 million through open market transactions under this repurchase plan.
Shares purchased under these repurchase plans were subsequently canceled.
Tax Withholding
During 2021, 263,220 shares (2020 — 540,182; 2019—263,484) of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 5 of this Annual Report on Form 10-K.
Capital Structure
Since January 2, 2021, equity has decreased by $26.8 million. The decrease was due primarily to net loss of $3.2 million, common shares repurchased and subsequently canceled of $48.1 million, and common share dividend payments of $39.0 million, partially offset by the issuance of common shares of $28.4 million and share-based compensation costs of $17.5 million, and other comprehensive income, net of tax of $17.6 million.
Dividend payments
Common Share Dividend
Our Board of Directors declared a quarterly dividend of $0.06 per common share in each quarter during 2021 and 2020 for an aggregate dividend payment of approximately $39.0 million and $38.9 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.

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
Currency Exchange Rate Risk
We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 28.0% of 2021 revenue, net, and 26.8% of 2020 revenue, net, and are concentrated principally in the United Kingdom, Canada, and Europe. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Euro for the year ended January 1, 2022, would result in our revenue, net, in 2021 changing by $57.8 million and our gross profit in 2021 changing by $31.0 million. This change would be material to our cash flows and our results of operations.
Debt Obligations and Interest Rates
We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our Revolving Credit Facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our Revolving Credit Facility is vulnerable to fluctuations in euro currency rates, Bank of America's prime rate, and the federal funds rate. Because we had $211.0 million of Revolving Credit Facility borrowings outstanding as of January 1, 2022, a 100 basis point increase in the current per annum interest rate for our Revolving Credit Facility (excluding the $59.4 million of outstanding letters of credit) would result in additional interest expense of approximately $2.1 million. The weighted average interest rate of our outstanding Revolving Credit Facility at January 1, 2022 was 2.4%.
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

The information below summarizes our market risks associated with debt obligations as of January 1, 2022. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of January 1, 2022.

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding debt balance	Weighted average interest rate
Debt maturing in:
2022	$239.8	2.3%
2023	18.2	3.3%
2024	15.3	3.6%
2025	14.9	3.6%
2026	11.6	3.6%
Thereafter	1,278.0	4.2%
Total	$1,577.8
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of resin for PET, HDPE and polycarbonate bottles, and fuel. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities, as well as derivative financial instruments. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $8.1 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2022 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 1, 2022, and concluded that it was effective as of January 1, 2022.

The effectiveness of our internal control over financial reporting as of January 1, 2022 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended January 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy statement for the 2022 Annual Meeting of Shareowners, which is expected to be filed within 120 days after January 1, 2022 (the “2022 Proxy Statement”). The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.
The Audit Committee of our Board of Directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.primowatercorp.com. The members of the Audit Committee are Graham Savage (Chairman), Gregory Monahan and Susan E. Cates. As required by the NYSE rules, the Board of Directors has determined that each member of the Audit Committee is independent and financially literate and that each of Mr. Savage and Ms. Cates qualifies as an “audit committee financial expert” within the meaning of the rules of the U.S. Securities and Exchange Commission.
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
The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers,” “The Human Resources and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” sections of our 2022 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2022 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2022 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Public Accounting Firm” section of our 2022 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The documents filed as part of this report are as follows:
1. Financial Statements
The consolidated financial statements and accompanying report of a registered independent public accounting firm are listed in the Index to Consolidated Financial Statements and are filed as part of this report.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the Years Ended January 1, 2022, January 2, 2021, and December 28, 2019, page F-57 of this Annual Report on Form 10-K.
3. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of July 24, 2017, by and among Cott Corporation, Refresco Group B.V., Refresco US Holdings Inc. and certain other parties thereto	8-K	2.1	7/26/2017	001-31410
2.2 (1)	Agreement and Plan of Merger, dated as of January 13, 2020, by and among Cott Corporation, Cott Holdings Inc., Fore Merger LLC, Fore Acquisition Corporation and Primo Water Corporation	8-K	2.1	1/13/2020	001-31410
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 28, 2020, by and among Cott Corporation, Cott Holdings Inc., Fore Merger LLC, Fore Acquisition Corporation and Primo Water Corporation (incorporated by reference to the copy included as Annex A-2 to Part I of Cott’s Registration Statement on Form S-4, filed on January 28, 2020)	S-4	2.2	1/28/2020	333-236122
2.4 (1)	Stock Purchase Agreement, dated as of January 30, 2020, by and among Cott Corporation, Cott Holdings Inc., S. & D. Coffee, Inc. and Westrock Coffee Company, LLC	8-K	2.1	2/3/2020	001-31410
3.1	Articles of Continuance of Primo Water Corporation	10-Q	3.1	8/6/2021	011-31410
3.2	By-laws of Primo Water Corporation, as amended	10-Q	3.2	8/6/2021	001-31410
4.1	Amended and Restated Shareholder Rights Plan Agreement, dated as of May 4, 2021, between Primo Water Corporation and Computershare Investor Services Inc., as Rights Agent	10-Q	4.1	8/6/2021	001-31410
4.2	Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee, The Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and The Bank of New York Mellon, London Branch, as London Paying Agent, governing the 3.875% Senior Notes due 2028	8-K	4.1	10/22/2020	001-31410

4.3	Form of 3.875% Senior Note due 2028 (included as Exhibit A to Exhibit 4.2)	8-K	4.1	10/22/2020	001-31410
4.4	Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee and the Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, governing the 4.375% Senior Notes due 2029	8-K	4.1	4/30/2021	001-31410
4.5	Form of 4.375% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4)	8-K	4.1	4/30/2021	001-31410
4.6	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.18	3/3/2021	001-31410
10.1 (2)	Credit Agreement, dated as of March 6, 2020, by and among Primo Water Corporation, as parent borrower, Cott Holdings Inc. and Eden Springs Nederland B.V., as subsidiary borrowers, certain other subsidiaries of the Company designated as subsidiary borrowers from time to time, Bank of America, N.A., as administrative agent, collateral agent, lead arranger and bookrunner, and the lenders party thereto	8-K	10.1	3/10/2020	001-31410
10.2	Amendment to Credit Agreement, dated September 23, 2021, by and among Primo Water Corporation, as parent borrower, and Bank of America, N.A., as administrative agent	10-Q	10.1	11/5/2021	001-31410
10.3 (4)	Offer Letter Agreement with Thomas Harrington dated August 1, 2018	8-K	10.2	8/3/2018	001-31410
10.4 (4)	Employment Offer Letter to Jay Wells dated December 22, 2020	10-K	10.10	3/3/2021	001-31410
10.5 (4)	Employment Offer Letter to Marni Morgan Poe dated December 22, 2020	10-K	10.11	3/3/2021	001-31410
10.6 (4)	Employment Offer Letter to Jason Ausher dated December 22, 2020	10-K	10.12	3/3/2021	001-31410
10.7 (4)	Employment Offer Letter to William Jamieson dated January 15, 2019	10-Q	10.1	5/9/2019	001-31410
10.8 (4)	Employment Offer Letter to Ghire Shivprasad dated June 15, 2020, as amended on December 22, 2020	10-Q	10.1	5/7/2021	001-31410
10.9 (4)	Employment Offer Letter to Mercedes Romero dated July 27, 2020, as amended on December 22, 2020	10-Q	10.3	5/7/2021	001-31410
10.10 (4)	Employment Offer Letter to Anne Melaragni dated May 4, 2021	10-Q	10.1	8/6/2021	001-31410
10.11 (4)	Offer Letter with Cate Gutowski, dated September 16, 2021	8-K	10.1	9/30/2021	001-31410

10.12 (4)	Amended and Restated Primo Water Corporation Severance and Non-Competition Plan, dated as of December 9, 2020	10-K	10.18	3/3/2021	001-31410
10.13 (2)	Amended and Restated Primo Water Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/28/2013	001-31410
10.14 (2)	Amendment No. 1 to the Amended and Restated Primo Water Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/26/2015	001-31410
10.15 (2)	Amendment No. 2 to the Amended and Restated Primo Water Corporation Equity Incentive Plan	10-Q	10.3	8/9/2016	001-31410
10.16 (2)	Amendment No. 3 to the Amended and Restated Primo Water Corporation Equity Incentive Plan, dated March 13, 2020	10-Q	10.6	5/7/2020	001-31410
10.17 (2)	Amendment No. 4 to the Amended and Restated Primo Water Corporation Equity Incentive Plan, dated August 4, 2020	10-Q	10.2	11/5/2020	001-31410
10.18 (2)	Primo Water Corporation 2018 Equity Incentive Plan	DEF 14A	Appendix B	3/21/2018	001-31410
10.19 (2)	Amendment No. 1 to the Primo Water Corporation 2018 Equity Incentive Plan, dated March 13, 2020	10-Q	10.7	5/7/2020	001-31410
10.20 (2)	Amendment No. 2 to the Primo Water Corporation 2018 Equity Incentive Plan, dated August 4, 2020	10-Q	10.3	11/5/2020	001-31410
10.21 (2)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Primo Water Corporation Equity Incentive Plans	10-Q	10.2	11/5/2021	001-31410
10.22 (2)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Primo Water Corporation Equity Incentive Plan and the Primo Water Corporation 2018 Equity Incentive Plan	10-K	10.28	3/3/2021	001-31410
10.23 (2)	Form of Nonqualified Stock Option Agreement under the Primo Water Corporation Equity Incentive Plans	10-Q	10.3	11/5/2021	001-31410
21.1	List of Subsidiaries of Primo Water Corporation					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2022.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2022.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2022.					*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2022.	*
101	The following financial statements from Primo Water Corporation’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.	*
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	*
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
Date: March 2, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS J HARRINGTON	/s/ ARCHANA SINGH
Thomas J. Harrington Chief Executive Officer, Director (Principal Executive Officer) Date: March 2, 2022	Archana Singh Director Date: March 2, 2022
/s/ JAY WELLS	/s/GREGORY MONAHAN
Jay Wells Chief Financial Officer (Principal Financial Officer) Date: March 2, 2022	Gregory Monahan Director Date: March 2, 2022
/s/ JASON AUSHER	/s/ MARIO PILOZZI
Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: March 2, 2022	Mario Pilozzi Director Date: March 2, 2022
/s/ JERRY FOWDEN	/s/ BRITTA BOMHARD
Jerry Fowden Executive Chairman, Director Date: March 2, 2022	Britta Bomhard Director Date: March 2, 2022
/s/ STEVEN P. STANBROOK	/s/ GRAHAM SAVAGE
Steven P. Stanbrook Director Date: March 2, 2022	Graham Savage Director Date: March 2, 2022
/s/ STEPHEN H. HALPERIN	/s/ ERIC ROSENFELD
Stephen H. Halperin Director Date: March 2, 2022	Eric Rosenfeld Director Date: March 2, 2022
/s/ SUSAN E. CATES	/s/ BILLY D. PRIM
Susan E. Cates Director Date: March 2, 2022	Billy D. Prim Director Date: March 2, 2022

PRIMO WATER CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Primo Water Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Primo Water Corporation and its subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended January 1, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Insurance Reserves
As described in Note 1 to the consolidated financial statements, the Company’s consolidated insurance reserves balance was $60.1 million as of January 1, 2022. The Company maintains insurance retention programs under its general liability, auto liability and workers’ compensation insurance programs. Management accrues for insurance reserves on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections.
The principal considerations for our determination that performing procedures relating to insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated insurance reserves; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence related to the standard actuarial methods and significant assumptions related to the loss development factors and expected ultimate loss selections; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of insurance reserves, including controls over the standard actuarial methods and significant assumptions related to the loss development factors and expected ultimate loss selections and the completeness and accuracy of data related to historical claims experience. These procedures also included, among others, (i) testing management’s process for developing the estimated insurance reserves; (ii) evaluating the appropriateness of management’s standard actuarial methods; (iii) testing the completeness and accuracy of data related to historical claims experience; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the loss development factors and expected ultimate loss selections. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of management’s standard actuarial methods and (ii) the reasonableness of the loss development factor and expected ultimate loss selection significant assumptions.

/s/PricewaterhouseCoopers LLP
Tampa, Florida
March 2, 2022
We have served as the Company’s auditor since 2007.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions of U.S. dollars, except share and per share amounts)

	For the Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Revenue, net	$2,073.3	$1,953.5	$1,795.4
Cost of sales	915.9	839.6	734.2
Gross profit	1,157.4	1,113.9	1,061.2
Selling, general and administrative expenses	1,034.3	1,006.6	962.2
Loss on disposal of property, plant and equipment, net	9.3	10.6	7.6
Acquisition and integration expenses	10.8	33.7	16.4
Goodwill and intangible asset impairment charges	—	115.2	—
Operating income (loss)	103.0	(52.2)	75.0
Other expense, net	27.9	18.7	3.7
Interest expense, net	68.8	81.6	77.6
Income (loss) from continuing operations before income taxes	6.3	(152.5)	(6.3)
Income tax expense	9.5	4.3	4.5
Net loss from continuing operations	$(3.2)	$(156.8)	$(10.8)
Net income from discontinued operations, net of income taxes (Note 2)	—	25.1	13.7
Net (loss) income	$(3.2)	$(131.7)	$2.9
Net (loss) income per common share
Basic:
Continuing operations	$(0.02)	$(1.01)	$(0.08)
Discontinued operations	$—	$0.16	$0.10
Net (loss) income	$(0.02)	$(0.85)	$0.02
Diluted:
Continuing operations	$(0.02)	$(1.01)	$(0.08)
Discontinued operations	$—	$0.16	$0.10
Net (loss) income	$(0.02)	$(0.85)	$0.02
Weighted average common shares outstanding (in thousands)
Basic	160,778	155,446	135,224
Diluted	160,778	155,446	135,224

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions of U.S. dollars)

	For the Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net (loss) income	$(3.2)	$(131.7)	$2.9
Other comprehensive income (loss):
Currency translation adjustment	18.2	(6.9)	13.6
Pension benefit plan, net of tax [1]	(0.6)	(0.1)	(1.3)
(Loss) income on derivative instruments, net of tax [2,3]	—	(11.2)	20.9
Total other comprehensive income (loss)	17.6	(18.2)	33.2
Comprehensive income (loss)	$14.4	$(149.9)	$36.1
______________________
1     Net of the effect of $0.2 million tax benefit for the year ended December 28, 2019.
2    Net of $1.3 million of associated tax impact that resulted in a decrease to the gain on sale of discontinued operations for the year ended January 2, 2021.
3     Net of the effect of $3.0 million tax benefit and $6.8 million tax expense for the years ended January 2, 2021 and December 28, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share amounts)

	January 1, 2022	January 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$128.4	$115.1
Accounts receivable, net of allowance of $20.8 ($20.7 as of January 2, 2021)	261.6	222.3
Inventories	94.6	83.8
Prepaid expenses and other current assets	25.2	21.3
Total current assets	509.8	442.5
Property, plant and equipment, net	718.1	685.6
Operating lease right-of-use-assets	177.4	180.6
Goodwill	1,321.4	1,284.3
Intangible assets, net	969.8	987.6
Other long-term assets, net	26.9	24.1
Total assets	$3,723.4	$3,604.7
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$222.1	$107.7
Current maturities of long-term debt	17.7	17.9
Accounts payable and accrued liabilities	437.7	387.7
Current operating lease obligations	32.3	35.5
Total current liabilities	709.8	548.8
Long-term debt	1,321.1	1,345.1
Operating lease obligations	148.7	148.0
Deferred tax liabilities	158.8	148.1
Other long-term liabilities	64.9	67.8
Total liabilities	2,403.3	2,257.8
Commitments and contingencies - Note 20
Equity
Common shares, no par value - 160,732,552 (January 2, 2021 - 160,406,464) shares issued	1,286.9	1,268.0
Additional paid-in-capital	85.9	84.5
Retained earnings	16.4	81.1
Accumulated other comprehensive loss	(69.1)	(86.7)
Total Primo Water Corporation equity	1,320.1	1,346.9
Total liabilities and equity	$3,723.4	$3,604.7
Approved by the Board of Directors:
/s/ Susan E. Cates
Director
The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	For the Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities of continuing operations:
Net (loss) income	$(3.2)	$(131.7)	$2.9
Net income from discontinued operations, net of income taxes	—	25.1	13.7
Net loss from continuing operations	(3.2)	(156.8)	(10.8)
Adjustments to reconcile net loss from continuing operations to cash flows from operating activities:
Depreciation and amortization	219.1	202.1	168.6
Amortization of financing fees	3.4	3.5	3.5
Share-based compensation expense	17.5	22.1	11.7
Provision (benefit) for deferred income taxes	4.0	0.2	(1.1)
Loss on extinguishment of long-term debt	27.2	19.7	—
(Gain) loss on sale of business	(3.8)	(0.6)	6.0
Goodwill and intangible asset impairment charges	—	115.2	—
Loss on disposal of property, plant and equipment, net	9.3	10.6	7.6
Other non-cash items	6.8	(1.2)	(2.4)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32.6)	14.2	13.9
Inventories	(10.9)	1.0	(5.4)
Prepaid expenses and other current assets	(4.5)	2.4	4.4
Other assets	0.2	(3.6)	1.5
Accounts payable and accrued liabilities and other liabilities	26.2	(35.2)	7.7
Net cash provided by operating activities from continuing operations	258.7	193.6	205.2
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(90.5)	(446.1)	(54.6)
Additions to property, plant and equipment	(152.0)	(114.0)	(101.3)
Additions to intangible assets	(9.7)	(9.3)	(8.8)
Proceeds from sale of property, plant and equipment	1.9	1.8	2.2
Proceeds from sale of business, net of cash sold	7.1	—	50.5
Other investing activities	2.3	0.7	0.4
Net cash used in investing activities from continuing operations	(240.9)	(566.9)	(111.6)
Cash flows from financing activities of continuing operations:

Payments of long-term debt	(763.9)	(545.6)	(5.0)
Issuance of long-term debt	750.0	533.5	—
Payments on short-term borrowings	(28.0)	(334.7)	(64.2)
Proceeds from short-term borrowings	134.2	347.5	75.1
Premiums and costs paid upon extinguishment of long-term debt	(20.6)	(14.7)	—
Issuance of common shares	25.5	3.4	1.2
Common shares repurchased and canceled	(48.1)	(33.2)	(31.8)
Financing fees	(11.6)	(11.2)	—
Equity issuance fees	—	(1.1)	—
Dividends paid to common and preferred shareholders	(38.9)	(39.6)	(32.5)
Payment of contingent consideration for acquisitions	(2.9)	(1.2)	(0.3)
Other financing activities	3.5	5.9	(7.9)
Net cash used in financing activities from continuing operations	(0.8)	(91.0)	(65.4)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(1.8)	(17.4)	41.6
Investing activities of discontinued operations	—	388.9	(36.2)
Financing activities of discontinued operations	—	(0.1)	(0.6)
Net cash (used in) provided by discontinued operations	(1.8)	371.4	4.8
Effect of exchange rate changes on cash	(1.9)	2.5	1.7
Net increase (decrease) in cash, cash equivalents and restricted cash	13.3	(90.4)	34.7
Cash and cash equivalents and restricted cash, beginning of year	115.1	205.5	170.8
Cash and cash equivalents and restricted cash, end of year	128.4	115.1	205.5
Cash and cash equivalents and restricted cash of discontinued operations, end of year	—	—	48.6
Cash and cash equivalents and restricted cash from continuing operations, end of year	$128.4	$115.1	$156.9
Supplemental Non-cash Investing and Financing Activities:
Shares issued in connection with business combination	$—	$377.6	$—
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$21.5	$12.5	$14.2
Accrued deferred financing fees	$—	$0.7	$—
Dividends payable issued through accounts payable and other accrued liabilities	$0.4	$0.3	$0.1
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$70.7	$87.2	$74.6
Cash paid for income taxes, net	$8.3	$8.1	$6.7

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions of U.S. dollars, except share amounts)

	Primo Water Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 29, 2018	136,195	$899.4	$73.9	$298.8	$(101.7)	$1,170.4
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	10.5	—	10.5
Net income	—	—	—	2.9	—	2.9
Other comprehensive income, net of tax	—	—	—	—	33.2	$33.2
Common shares dividends ($0.24 per common share)	—	—	—	(32.6)	—	$(32.6)
Share-based compensation	—	—	12.4	—	—	12.4
Common shares repurchased and canceled	(2,270)	(17.2)	—	(14.6)	—	(31.8)
Common shares issued - Equity Incentive Plan	781	8.8	(8.7)	—	—	0.1
Common shares issued - Dividend Reinvestment Plan	3	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	94	1.3	(0.2)	—	—	1.1
Balance at December 28, 2019	134,803	892.3	77.4	265.0	(68.5)	1,166.2
Cumulative effect of changes in accounting principle, net of taxes	—	$—	$—	$(3.6)	$—	$(3.6)
Net loss	—	—	—	(131.7)	—	(131.7)
Other comprehensive loss, net of tax	—	—	—	—	(18.2)	(18.2)
Common shares dividends ($0.24 per common share)	—	—	—	(38.9)	—	(38.9)
Share-based compensation	—	—	19.8	—	—	19.8
Common shares issued in connection with business combination and assumed vested awards, net of equity issuance costs of $1.1 million	26,497	376.5	2.9	—	—	379.4
Common shares repurchased and canceled	(2,857)	(23.5)	—	(9.7)	—	(33.2)
Common shares issued - Equity Incentive Plan	1,833	21.2	(15.3)	—	—	5.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	129	1.5	(0.3)	—	—	1.2
Balance at January 2, 2021	160,406	$1,268.0	$84.5	$81.1	$(86.7)	$1,346.9
Net loss	—	—	—	(3.2)	—	(3.2)
Other comprehensive income, net of tax	—	—	—	—	17.6	17.6

Common shares dividends ($0.24 per common share)	—	—	—	(39.0)	—	(39.0)
Share-based compensation	—	—	17.5	—	—	17.5
Common shares repurchased and canceled	(2,910)	(25.6)	—	(22.5)	—	(48.1)
Common shares issued - Equity Incentive Plan	3,124	42.6	(15.8)	—	—	26.8
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	111	1.9	(0.3)	—	—	1.6
Balance at January 1, 2022	160,732	$1,286.9	$85.9	$16.4	$(69.1)	$1,320.1

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
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading pure-play water solutions provider in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through major retailers and online at various price points or leased to customers. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 22-country footprint direct to the customer’s door, whether at home or to commercial businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 22,000 locations, respectively. Primo also offers water filtration units across its 22-country footprint representing a top five position.
Primo's water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. During 2020, our U.S. operations achieved a carbon neutral certification under the Carbon Neutral Protocol, an international standard administered by Natural Capital Partners. This certification is in addition to the certifications in our European operations where we have maintained carbon neutrality for the past ten consecutive years in many of our markets. In 2021, the Company achieved carbon neutrality on a global basis. In late 2021, Primo announced its planned exit from the North American small-format retail water business. This business is relatively small and uses predominantly single-use plastic bottles. The exit from this category is estimated to reduce production of plastic water bottles by more than 400 million, annually, while also improving overall margins. The exit is anticipated to be completed by the middle of 2022.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
These Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.
Our fiscal year is based on either a 52- or 53- week period ending on the Saturday closest to December 31. For the fiscal years ended January 1, 2022 and December 28, 2019, we had 52- weeks of activity, compared to 53- weeks of activity for the fiscal year ended January 2, 2021. We estimate the additional week contributed $19.4 million of additional revenue and $3.9 million of additional operating income for the fiscal year ended January 2, 2021.
One of our subsidiaries uses a calendar year-end which differs from the Company’s 52- or 53- week fiscal year end. Differences arising from the use of the different fiscal year ends were not deemed material for the fiscal years ended January 1, 2022, January 2, 2021 or December 28, 2019.
Basis of Consolidation
The Consolidated Financial Statements include our accounts, our wholly-owned and majority-owned subsidiaries that we control. All intercompany transactions and accounts have been eliminated in consolidation.

Discontinued Operations
On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”) for consideration of $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to the purchasers of S&D. As a result of this transaction representing a strategic shift in our operations, the Company has reclassified the financial results of our discontinued operations to net income from discontinued operations, net of income taxes in the Consolidated Statements of Operations for the year ended December 28, 2019. Cash flows from our discontinued operations are presented in the Consolidated Statements of Cash Flows for the year ended December 28, 2019. The Notes to the Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted.
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
Impact of the COVID-19 Pandemic
The outbreak of the novel coronavirus (“COVID-19”) had a significant impact on our business, financial condition, results of operations and cash flows for the year ended January 1, 2022. The measures taken by authorities in many jurisdictions, including travel restrictions, quarantines, shelter in place orders, and business shutdowns, have impacted and will further impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. These measures, and any future measures, may result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain, increases in employee costs, general economy-wide inflation or otherwise), and further impacts on our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
In response to COVID-19, certain government authorities have enacted programs that provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the year ended January 1, 2022 and January 2, 2021, we received wage subsidies under these programs totaling $3.7 million and $7.4 million. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $7.5 million and $9.0 million were included in accounts payable and accrued liabilities on our Consolidated Balance Sheet as of January 1, 2022 and January 2, 2021, respectively, and $7.5 million was included in other long-term liabilities on our Consolidated Balance Sheet as of January 2, 2021.
During the year ended January 2, 2021, we recorded a total of $115.2 million of non-cash impairment charges related to goodwill and intangible assets. See goodwill and intangible asset impairment information below. The impairment charges were driven primarily by the impact of the COVID-19 pandemic and revised projections of future operating results.
In addition, on June 11, 2020, we announced that our Board of Directors approved a plan intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and to mitigate the negative financial and operational impacts of the COVID-19 pandemic, including implementing headcount reductions and furloughs in our North America and Rest of World reporting segments (“2020 Restructuring Plan”). When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. In connection with the 2020 Restructuring Plan, we incurred $10.5 million in severance costs and all costs related to the 2020 Restructuring Plan were recorded as of January 2, 2021. All severance costs incurred by the 2020 Restructuring Plan during the year ended January 2, 2021 were included in SG&A expenses on the Consolidated Statement of Operations.

The following table summarizes restructuring charges for the year ended January 2, 2021:

For the Year Ended
(in millions of U.S. dollars)	January 2, 2021
North America	$2.7
Rest of World	7.8
Total	$10.5

The following table summarizes our restructuring liability as of January 2, 2021, along with charges to costs and expenses and cash payments. The remaining liabilities were paid during 2021.

	Restructuring Liability
(in millions of U.S. dollars)	Balance at December 28, 2019	Charges to Costs and Expenses	Cash Payments	Balance at January 2, 2021
North America	$—	$2.7	$(2.7)	$—
Rest of World	—	7.8	(7.5)	0.3
Total	$—	$10.5	$(10.2)	$0.3

Estimates
The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Consolidated Financial Statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, insurance reserves, realization of deferred income tax assets, the resolution of tax contingencies and projected benefit plan obligations.
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

Cost of Sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our North America and Rest of World reporting segments branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. All other costs incurred in shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A were $477.2 million, $441.4 million, and $479.3 million for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Selling, General and Administrative Expenses
We record all other expenses not charged to production as SG&A expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of SG&A expenses. Advertising costs expensed were approximately $21.7 million, $21.2 million, and $22.5 million for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
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
The following table summarizes our goodwill on a reporting segment basis as of January 1, 2022 and January 2, 2021:

	Reporting Segment
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Balance December 28, 2019
Goodwill	$673.1	$374.4	$—	$1,047.5
Accumulated impairment losses	—	—	—	—
	$673.1	$374.4	$—	$1,047.5
Goodwill acquired during the year	343.3	5.6	—	348.9
Measurement period adjustments	(35.9)	—	—	(35.9)
Impairment Losses	—	(104.1)	—	(104.1)
Foreign exchange	1.6	26.3	—	27.9
Balance January 2, 2021
Goodwill	982.1	406.3	—	1,388.4
Accumulated impairment losses	—	(104.1)	—	(104.1)
	$982.1	$302.2	$—	$1,284.3
Goodwill acquired during the year	10.3	48.7	—	59.0
Measurement period adjustments	1.8	0.5	—	2.3
Impairment losses	—	—	—	—
Divestitures	—	(4.2)	—	(4.2)
Foreign exchange	(0.1)	(19.9)	—	(20.0)
Balance January 1, 2022
Goodwill	994.1	431.4	—	1,425.5
Accumulated impairment losses	—	(104.1)	—	(104.1)
	$994.1	$327.3	$—	$1,321.4

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
We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our North America operating segment was determined to have three components: DSS, Mountain Valley, and Aquaterra. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). Our Rest of World operating segment was determined to have five components: Eden, Aimia, Decantae, Fonthill, and Farrers, none of which have similar economic characteristics. For the purpose of testing goodwill for impairment in 2021, we have determined reporting units are DSSAqua, Mountain Valley, Eden, Aimia, Decantae, Fonthill, and Farrers.
We had goodwill of $1,321.4 million on our Consolidated Balance Sheet at January 1, 2022, which represents amounts for the DSSAqua, Mountain Valley, Eden, Aimia, Fonthill, and Decantae reporting units.

For purposes of the 2021 annual test, we elected to perform a qualitative assessment for all reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of our reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment. Goodwill allocated to the DSSAqua, Mountain Valley, Eden, Aimia, Fonthill, and Decantae reporting units as of January 1, 2022 are $978.1 million, $16.0 million, $271.6 million, $53.3 million, $1.1 million and $1.3 million, respectively.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2021, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
During 2020, we identified a triggering event arising from the impact of the COVID-19 pandemic and performed an interim quantitative impairment test as of June 27, 2020. We determined that goodwill was impaired for the Eden, Decantae, and Farrers reporting units and recognized impairment charges of $103.3 million, $0.3 million and $0.5 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.
Intangible Assets
As of January 1, 2022, our intangible assets subject to amortization, net of accumulated amortization were $509.9 million, consisting principally of $462.7 million of customer relationships that arose from acquisitions, $23.7 million of software, and $10.5 million of patents. Customer relationships are typically amortized over the period for which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as a loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. We did not record impairment charges for our intangible assets subject to amortization in 2021, 2020 or 2019.
Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of Legacy Primo, trademarks acquired in the acquisition of DSS, trademarks acquired in the acquisition of Eden, one of the trademarks acquired in the acquisition of Aquaterra, trademarks acquired in the Mountain Valley Acquisition and trademarks acquired in the Crystal Rock Acquisition (collectively the "Trademarks"). The trademark acquired in the acquisition of SipWell (the "SipWell Trademark") was also assigned an indefinite life. These assets have an aggregate net book value of $459.2 million as of January 1, 2022. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.
The lives of the Trademarks are considered to be indefinite and therefore these intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible asset to its fair value and when the carrying amount is greater than the fair value, we recognize an impairment loss.
We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. During the fourth quarter of 2021, we concluded that it was more likely than not that the fair value of the Trademarks was more than their carrying value and therefore we were not required to perform any additional testing. The SipWell Trademark was acquired on December 30, 2021 and valued as of that date. As such, we did not perform an impairment test with respect to this trademark.

There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
During 2020, we identified a triggering event arising from the impact of the COVID-19 pandemic and performed an interim quantitative impairment test as of June 27, 2020. We determined the Eden Trademarks and the Aquaterra Trademark were impaired and recognized impairment charges of $9.9 million and $1.2 million, respectively. These impairment charges are included in goodwill and intangible asset impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.
Impairment and Disposal of Long-Lived Assets
When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss based on discounted cash flows in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. We did not record impairments of long-lived assets in 2021, 2020 or 2019. As part of normal business operations, we identify long-lived assets that are no longer productive and dispose of them. Losses on disposals of assets are presented separately in our Consolidated Statements of Operations as part of operating income. We recognized losses on disposal of property, plant and equipment, net of $9.3 million for the year ended January 1, 2022 ($10.6 million—January 2, 2021; $7.6 million—December 28, 2019).
Insurance Reserves
We maintain insurance retention programs under our general liability, auto liability, and workers' compensation insurance programs. We also carry excess coverage to mitigate catastrophic losses. We use an independent third-party actuary to assist in determining our insurance reserves. Insurance reserves are accrued on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. The Company recorded insurance reserves of $60.1 million and $52.2 million as of January 1, 2022 and January 2, 2021, respectively, within accounts payable and accrued liabilities and other long-term liabilities, of which $17.2 million and $10.8 million, respectively, was covered by insurance and included as a component of accounts receivable, net of allowance and other long-term assets.
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
Update ASU 2021-08- Business Combinations (Topic 805)
In October 2021, the FASB issued guidance that requires entities to use principles in ASC 606 to recognize and measure contract assets and liabilities in revenue contracts acquired in a business combination rather than fair value. For public entities, this guidance is effective after December 15, 2022 for annual and interim periods. Early adoption is permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
Update ASU 2021-10- Government Assistance (Topic 832)
In November 2021, the FASB issued guidance which requires business entities to disclose information about certain government assistance they receive. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in this Update either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. We do not expect adoption of this standard to result in additional disclosures within our Consolidated Financial Statements.

Note 2—Discontinued Operations
On February 28, 2020, the Company completed the sale of S&D Coffee, Inc. ("S&D") to Westrock Coffee Company, LLC (“Westrock”), pursuant to which Westrock acquired all of the issued and outstanding equity of S&D from the Company ("S&D Divestiture”). The consideration was $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to Westrock. The Company used the proceeds of the S&D Divestiture to finance a portion of the Legacy Primo Acquisition. See Note 5 to the Consolidated Financial Statements for additional information on the Legacy Primo Acquisition.
On January 30, 2018, the Company completed the sale of the Traditional Business to Refresco. In July 2020, a settlement agreement was reached with Refresco related to the $12.4 million of the total sale proceeds that were being held in escrow by a third-party escrow agent to secure potential indemnification claims. In exchange for a settlement of pending and future claims, $4.0 million of the escrow funds were released to Refresco and the remaining $8.4 million were released to us.
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
The major components of net income from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2021	December 28, 2019
Revenue, net [1]	$97.1	$605.0
Cost of sales	71.1	438.4
Operating (loss) income from discontinued operations	(0.5)	15.4
Gain on sale of discontinued operations	53.7	—
Income from discontinued operations, before income taxes	53.1	15.7
Income tax expense [2,3]	28.0	2.0
Net income from discontinued operations, net of income taxes	25.1	13.7
______________________
1    Includes related party sales to continuing operations of $1.0 million and $5.9 million for the years ended January 2, 2021 and December 28, 2019, respectively.
2    During 2019, $3.0 million of tax benefit was recorded related to the finalization of the U.S. tax gain calculation for the Traditional Business Divestiture.
3     The S&D Divestiture resulted in tax expense of $28.5 million on the gain on sale in 2020 and utilized a significant portion of the existing U.S. net operating loss carryforwards.

Note 3—Leases
We have operating and finance leases for manufacturing and production facilities, branch distribution and warehouse facilities, vehicles and machinery and equipment. The remaining terms on our finance leases range from one year to 35 years, while our operating leases range from one year to 20 years, some of which may include options to extend the leases generally between one year and 10 years, and some of which may include options to terminate the leases within one year.
The components of lease expense were as follows:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021
Operating lease cost	$50.0	$49.0
Short-term lease cost	6.3	8.0
Finance lease cost
Amortization of right-of-use assets	$15.7	$11.7
Interest on lease liabilities	3.6	3.5
Total finance lease cost	$19.3	$15.2
Sublease income	$0.8	$0.7

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51.4	$52.2
Operating cash flows from finance leases	3.3	3.6
Financing cash flows from finance leases	13.8	10.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$37.2	$29.5
Finance leases	35.8	52.2

Supplemental balance sheet information related to leases was as follows:

(in millions of U.S. dollars, except lease term and discount rate)	January 1, 2022	January 2, 2021
Operating leases
Operating lease right-of-use assets	$177.4	$180.6
Current operating lease obligations	32.3	35.5
Operating lease obligations	148.7	148.0
Total operating lease obligations	$181.0	$183.5

Financing leases
Property, plant and equipment, net	$90.4	$71.0
Current maturities of long-term debt	17.0	13.2
Long-term debt	75.8	58.3
Total finance lease obligations	$92.8	$71.5

Weighted Average Remaining Lease Term	January 1, 2022	January 2, 2021
Operating leases	7.7 years	7.6 years
Finance leases	10.1 years	5.5 years

Weighted Average Discount Rate
Operating leases	5.9%	6.1%
Finance leases	3.6%	4.9%

Maturities of operating lease obligations were as follows:

(in millions of U.S. dollars)	January 1, 2022
2022	$41.4
2023	36.9
2024	31.2
2025	25.7
2026	17.6
Thereafter	80.5
Total lease payments	233.3
Less imputed interest	(52.3)
Present value of lease obligations	$181.0

Maturities of finance lease obligations were as follows:

(in millions of U.S. dollars)	January 1, 2022
2022	$19.7
2023	18.5
2024	16.6
2025	15.5
2026	11.8
Thereafter	36.0
Total lease payments	118.1
Less imputed interest	(25.3)
Present value of lease obligations	$92.8

Prior to January 1, 2022, we entered into two building leases; the first with a 10 year term beginning in 2022 and the second with a 13.3 year term beginning in 2022. The total lease commitment for these two operating leases is approximately $21.9 million.
Prior to January 1, 2022, we entered into a 10.8 year office lease beginning in 2022. The total lease commitment for this operating lease is approximately $18.7 million.

Note 4—Revenue
Our principal source of revenue is from bottled water delivery direct to customers primarily in North America and Europe and from providing multi-gallon purified bottled water, self-service refill drinking water and water dispensers through major retailers in North America for the years ended January 1, 2022, January 2, 2021 and December 28, 2019. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.
Contract Estimates
The nature of certain of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which the Company historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $8.0 million and $9.9 million at January 1, 2022 and January 2, 2021, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances
Contract liabilities relate primarily to advances received from the Company’s customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at January 1, 2022 and January 2, 2021 were $12.6 million and $11.7 million, respectively. The amount of revenue recognized for the year ended January 1, 2022 that was included in the January 2, 2021 deferred revenue balance was $11.3 million.
The Company does not have any material contract assets as of January 1, 2022 and January 2, 2021.
Disaggregated Revenue
In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
United States	$1,493.7	$1,429.6	$1,210.0
United Kingdom	157.8	142.2	172.0
Canada	69.9	64.1	67.0
All other countries	351.9	317.6	346.4
Total	$2,073.3	$1,953.5	$1,795.4

Note 5—Acquisitions
SipWell Acquisition
On December 30, 2021, Eden Springs Netherlands B.V., a wholly owned subsidiary of the Company ("Eden"), completed the acquisition of Sip-Well NV, the leading distributor of water solutions in Belgium (the "SipWell Acquisition"). The total cash consideration paid by Eden in the SipWell Acquisition was $53.1 million, subject to adjustments for any non-permitted leakage since a locked box date. The SipWell Acquisition was funded through a combination of incremental borrowings under the Company’s Revolving Credit Facility and cash on hand.
The SipWell Acquisition strengthens the Company's presence in Western and Central Europe. The Company has accounted for this transaction as a business combination which requires that assets acquired and liabilities assumed be measured at their acquisition date fair values.
A preliminary allocation of the total cash consideration paid of $53.1 million has been made to the major categories of assets acquired and liabilities assumed based on management's estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The table below presents the preliminary total cash consideration allocation of the estimated acquisition date fair values of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Acquired Value
Cash and cash equivalents	$6.8
Accounts receivable	1.3
Inventory	0.1
Prepaid expenses and other current assets	0.2
Property, plant and equipment	21.7
Operating lease right-of-use-assets	0.4
Goodwill	38.1
Intangible assets	20.0
Current maturities of long-term debt	(1.6)
Accounts payable and accrued liabilities	(9.9)
Current operating lease obligations	(0.4)
Long-term debt	(17.7)
Deferred tax liabilities	(5.9)
Total	$53.1
The assets and liabilities acquired with the SipWell Acquisition are recorded at their estimated fair values per preliminary valuations and management estimates and are subject to change when formal valuations and other studies are finalized. Estimated fair values for deferred tax balances are preliminary and are also subject to change based on the final valuation results. In addition, consideration for potential loss contingencies are still under review.
The amount of revenues and net income related to the SipWell Acquisition for the period from the acquisition date through January 1, 2022 was immaterial. During the year ended January 1, 2022, the Company incurred $0.3 million of acquisition-related costs associated with the SipWell Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations for the year ended January 1, 2022.
Legacy Primo Acquisition
On March 2, 2020, the Company completed the Legacy Primo Acquisition, adding North America’s leading single source provider of multi-gallon purified bottled water, self-service refill drinking water and water dispensers sold through major retailers to the Company’s catalog of residential and commercial bottled water delivery businesses in North America and Europe. Primo is a familiar name in sustainable water solutions that will help drive the visibility of our water businesses, moving us towards a pure-play water solutions company. The Legacy Primo Acquisition broadens our capabilities and our portfolio, creating new cross-selling opportunities and vertical integration across residential and commercial delivery, retail, filtration, refill and exchange services. Integrating Legacy Primo with our North America business will enable us to combine the expertise and innovation of these two growing companies with complementary business models. The integration gives us the ability to expand Legacy Primo’s products and services across our 22-country footprint.
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
The purchase price of $798.2 million has been allocated to the assets acquired and liabilities assumed based on management's estimates of their fair values as of the acquisition date. The excess of the adjusted purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments recorded during the year ended January 1, 2022 included a deferred tax adjustment related to the final valuation and an adjustment to accounts payable and accrued liabilities based on a review of the respective fair value as of the date of the Legacy Primo Acquisition. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the purchase price allocation of the assets acquired and the liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$1.3	$—	$1.3
Accounts receivable	21.6	—	$21.6
Inventory	18.4	—	$18.4
Prepaid expenses and other current assets	5.3	—	$5.3
Property, plant and equipment	107.8	—	$107.8
Operating lease right-of-use-assets	4.3	—	$4.3
Goodwill	301.2	1.3	$302.5
Intangible assets	421.6	—	$421.6
Other assets	0.4	—	$0.4
Current maturities of long-term debt	(2.3)	—	$(2.3)
Accounts payable and accrued liabilities	(42.0)	(0.2)	$(42.2)
Current operating lease obligations	(1.4)	—	$(1.4)
Long-term debt	(5.6)	—	$(5.6)
Operating lease obligations	(3.0)	—	$(3.0)
Deferred tax liabilities	(27.6)	(1.1)	$(28.7)
Other long-term liabilities	(1.8)	—	$(1.8)
Total	$798.2	$—	$798.2

We incurred $27.1 million of acquisition-related costs associated with the Legacy Primo Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations for the year ended January 2, 2021. During the third quarter of 2020, Legacy Primo was integrated with our North America business, therefore it is impracticable to determine the amount of revenue and net income related to the Legacy Primo Acquisition included in our Consolidated Statement of Operations for the period from the date of the Legacy Primo Acquisition through January 1, 2022.

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
The estimated fair value of customer relationships represent future after-tax discounted cash flows that will be derived from sales to existing customers of the acquired business as of the date of acquisition. Critical assumptions used in our valuation of customer relationships for SipWell include, but are not limited to, anticipated future cash flows, customer attrition rate and risk adjusted discount rate. Anticipated future cash flows assumption reflects projected revenue growth rates, EBITDA margins, and capital expenditures. Critical assumptions used in our valuation of customer relationships for Legacy Primo include, but are not limited to, anticipated future cash flows, customer attrition rate and risk adjusted discount rate. Anticipated future cash flows assumption reflects projected revenue growth rates, EBITDA margins, synergies and capital expenditures.
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
SipWell Acquisition
The following table sets forth the components of identified intangible assets associated with the SipWell Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$11.5	19 years
Trade names	8.3	Indefinite
Software	0.2	3 years
Total	$20.0
Legacy Primo Acquisition
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
SipWell Acquisition
The primary factors that contributed to the recognition of goodwill are cash flow projections that include expected future earnings, projections of growth and expected cost synergies resulting from integration of SipWell into our operations. The goodwill recognized as part of the SipWell Acquisition was allocated to the Rest of World reporting segment, none of which is expected to be tax deductible.
Legacy Primo Acquisition
The primary factors that contributed to the recognition of goodwill are cash flow projections that include expected future earnings, projections of growth and expected cost synergies resulting from integration of Legacy Primo into our operations. The goodwill recognized as part of the Legacy Primo Acquisition was allocated to the North America reporting segment, of which $31.3 million is tax deductible.

Supplemental Pro Forma Data (unaudited)
The following unaudited pro forma financial information for the years ended January 2, 2021 and December 28, 2019, represent the combined results of our operations as if the Legacy Primo Acquisition had occurred on December 30, 2018. The unaudited pro forma financial information results reflect certain adjustments related to the Legacy Primo Acquisition such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods. Unaudited pro forma consolidated results of operations for the SipWell Acquisition were not included in the combined results of our operations for the year ended January 2, 2021 as the Company determined they were immaterial.

	For the Year Ended
(in millions of U.S. dollars, except per share amounts)	January 2, 2021	December 28, 2019
Revenue	$1,993.3	$2,064.5
Net loss from continuing operations	$(136.3)	$(20.5)
Net loss	$(111.2)	$(6.8)
Net loss per common share from continuing operations, diluted	$(0.88)	$(0.13)
Net loss per common share, diluted	$(0.72)	$(0.04)

Note 6—Other Expense, Net
The following table summarizes other expense, net for the years ended January 1, 2022, January 2, 2021 and December 28, 2019:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
Foreign exchange losses, net	$8.7	$1.5	$0.9
Proceeds from legal settlements	—	(1.9)	—
(Gain) loss on sale of business	(3.8)	(0.6)	6.0
Transition services agreement service income	—	—	(0.3)
Loss on extinguishment of long-term debt	27.2	19.7	—
Other gains, net	(4.2)	—	(2.9)
Total	$27.9	$18.7	$3.7

Note 7—Interest Expense, Net
The following table summarizes interest expense, net for the years ended January 1, 2022, January 2, 2021 and December 28, 2019:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
Interest on long-term debt	$56.3	$68.7	$69.5
Interest on short-term debt	4.6	5.0	4.3
Other interest expense, net	7.9	7.9	3.8
Total	$68.8	$81.6	$77.6

Note 8—Income Taxes
Provision (Benefit) for Income Taxes
Income (loss) from continuing operations, before income taxes consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
Canada	$(23.9)	$(88.4)	$(57.0)
Outside Canada	30.2	(64.1)	50.7
Income (loss) from continuing operations, before income taxes	$6.3	$(152.5)	$(6.3)

Income tax expense consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
Current
Canada	$—	—	$(0.2)
Outside Canada	5.4	1.9	12.2
	$5.4	$1.9	$12.0
Deferred
Canada	$—	$—	$(1.0)
Outside Canada	4.1	2.4	(6.5)
	$4.1	$2.4	$(7.5)
Income tax expense	$9.5	$4.3	$4.5

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
Income tax expense (benefit) based on Canadian statutory rates	$1.6	$(40.4)	$(1.7)
Foreign tax rate differential	(7.1)	(4.3)	(10.0)
Local taxes	2.2	2.1	1.1
Nontaxable interest income	(9.3)	(8.7)	(8.4)
Impairment expense	—	17.6	—
Impact of intercompany transactions and dividends	5.9	10.8	12.2
Income tax credits	(0.3)	(0.5)	(0.7)
Change in enacted tax rates	(0.2)	(1.7)	(0.1)
Change in valuation allowance	9.6	28.5	19.7
Change in uncertain tax positions	0.9	(1.5)	0.1
Equity compensation	2.2	1.9	1.3
Permanent differences	0.9	1.6	1.3
Adjustments to prior year taxes	3.1	(1.1)	(10.4)
Other items	—	—	0.1
Income tax expense	$9.5	$4.3	$4.5

Deferred Tax Assets and Liabilities
Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	January 1, 2022	January 2, 2021
Deferred tax assets
Net operating loss carryforwards	$198.5	$196.4
Capital loss carryforwards	18.0	14.5
Liabilities and reserves	31.0	32.0
Stock options	9.4	10.7
Inventories	3.2	2.4
Interest expense	17.6	9.8
Right of use lease obligations	53.8	50.7
	331.5	316.5
Deferred tax liabilities
Property, plant and equipment	(73.5)	(65.0)
Intangible assets	(197.8)	(191.8)
Right of use assets	(52.7)	(50.1)
Other	(0.8)	(0.7)
	(324.8)	(307.6)
Valuation allowance	(164.7)	(156.5)
Net deferred tax liability	$(158.0)	$(147.6)

As of January 1, 2022, we have outside tax basis differences, including undistributed earnings, in our foreign subsidiaries. For 2021, deferred taxes have not been recorded on the undistributed earnings because our foreign subsidiaries have the ability to repatriate funds to their respective parent company tax-efficiently or the undistributed earnings are indefinitely reinvested under the accounting guidance. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our subsidiaries. It is not practicable to determine the excess book basis over outside tax basis in the shares or the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. We repatriated earnings of $40.2 million and $221.8 million to Canada in 2021 and 2020, respectively, incurring no tax expense.
As of January 1, 2022, we have operating loss carryforwards totaling $794.8 million, capital loss carryforwards totaling $68.6 million, and tax credit carryforwards totaling $2.7 million. The operating loss carryforward amount was attributable to Canadian operating loss carryforwards of $274.6 million that will expire from 2027 to 2041; U.S. federal and state operating loss carryforwards of $231.2 million and $16.9 million, respectively, that will expire from 2022 to 2041; U.S. federal operating loss carryforwards of $55.2 million that have indefinite lives; Dutch operating loss carryforwards of $115.1 million that have indefinite lives; and various other operating loss carryforwards of $101.8 million that will expire from 2022 to 2041.
The capital loss carryforward is primarily attributable to Canadian capital losses of $62.6 million and Israeli capital losses of $6.0 million, all with indefinite lives. The tax credit carryforward of $2.7 million will expire from 2022 to 2023.
In general, under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a U.S. corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income. Therefore, current or future changes in our Canadian stock ownership, many of which are outside of our control, could result in a U.S. ownership change under Section 382 and 383 of the Code. If we undergo a U.S. ownership change, our ability to utilize U.S. federal or state NOLs or tax credits could be limited. We monitor changes in our ownership on an ongoing basis and do not believe we had a change of control limitation as of January 1, 2022.
We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to recent cumulative losses, it was determined that it is more likely than not we will not realize the benefit of net operating loss carryforwards and other net deferred assets in Canada, and certain jurisdictions within the Eden business. The balance of the valuation allowance was $164.7 million and $156.5 million for the years ended January 1, 2022 and January 2, 2021, respectively. The valuation allowance increase in 2021 was primarily related to losses generated in tax jurisdictions with existing valuation allowances.
Additionally, we have determined that it is more likely than not that the benefit from our capital losses in Canada and Israel will not be realized in the future due to the uncertainty regarding potential future capital gains in the jurisdiction. In recognition of this risk, we have provided a valuation allowance of $18.0 million on our capital losses.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
Unrecognized tax benefits at beginning of year	$15.6	$16.9	$15.1
Additions based on tax positions taken during a prior period	1.1	—	5.0
Reductions based on tax positions taken during a prior period	—	—	(1.9)
Settlement on tax positions taken during a prior period	—	(1.7)	—
Additions related to acquired entities	1.7	—	—
Lapse in statute of limitations	(2.5)	(1.0)	(2.9)
Additions based on tax positions taken during the current period	1.7	1.3	1.7
Cash payments	—	(0.2)	(0.2)
Foreign exchange	(0.1)	0.3	0.1
Unrecognized tax benefits at end of year	$17.5	$15.6	$16.9

As of January 1, 2022, we had $17.5 million of unrecognized tax benefits, a net increase of $1.9 million from $15.6 million as of January 2, 2021. If we recognized our tax positions, approximately $16.6 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $2.5 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. No interest or penalties were recovered during the years ended January 1, 2022, January 2, 2021 and December 28, 2019. The amount of interest and penalties recognized on the Consolidated Balance Sheets for 2021 and 2020 were a liability of $1.3 million and $0.8 million, respectively.
We are subject to taxation in Canada, the United States, and other foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination for years prior to 2016. To the extent that income tax attributes such as net operating losses and tax credits have been carried forward from years prior to 2016, those attributes can still be audited when utilized on returns subject to audit. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2014, 2016 and 2017. We are currently under audit in Israel for the 2015 to 2019 tax years and Netherlands for the 2018 tax year.

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

Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are canceled or settled without the issuance of shares return to the pool of shares available for issuance under the Equity Plans. As of January 1, 2022, there were approximately 139,000 shares available for future issuance under the Amended and Restated Equity Plan, and approximately 3,859,271 shares available for future issuance under the 2018 Equity Plan.
In the second quarter of 2020, the Human Resources and Compensation Committee of the Board of Directors (the “HRCC”) approved a bonus for a select group of associates that was settled in fully vested common shares based on the closing share price on the date the achievement of the performance target described below was certified by the HRCC. The aggregate target payout of $2.4 million was based on (1) attainment of a specified percentage target under the Company's annual cash performance bonus plan for the DSS business, and (2) attainment of a specified annualized 2020 synergy target. This bonus was accounted for as a liability-classified award with a performance condition. The final bonus payout was based upon the performance percentage, which was 122% of the target payout. For the year ended January 2, 2021, the Company recorded $2.9 million of share-based compensation expense, which is included in SG&A expenses on the Consolidated Statement of Operations. A related liability associated with these awards of $2.9 million was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of January 2, 2021 and was subsequently paid in the first quarter of 2021.
The table below summarizes the share-based compensation expense for the years ended January 1, 2022, January 2, 2021, and December 28, 2019. Share-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Operations. As referenced below: (i) “Performance-based RSUs” represent restricted share units with performance-based vesting, (ii) “Time-based RSUs” represent restricted share units with time-based vesting, (iii) “Stock options” represent non-qualified stock options, (iv) “Director share awards” represent common shares issued in consideration of the annual board retainer fee to non-management members of our Board of Directors, and (v) the “ESPP” represents the Primo Water Corporation Employee Share Purchase Plan, under which common shares are issued to eligible employees at a discount through payroll deductions.

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
Stock options	$3.0	$5.5	$3.3
Performance-based RSUs	7.4	7.8	5.7
Time-based RSUs	5.5	4.9	2.1
Director share awards	1.3	1.3	1.1
Liability-classified awards	—	2.9	—
Employee Share Purchase Plan	0.3	0.3	0.2
Total [1]	$17.5	$22.7	$12.4
______________________
1     Includes $0.6 million and $0.7 million of share-based compensation expense from our discontinued operations, which were included in net income from discontinued operations, net of income taxes on the Consolidated Statements of Operations for the years ended January 2, 2021 and December 28, 2019, respectively.

On August 4, 2020, we amended the Equity Plans to provide for defined criteria for a retirement along with continued vesting of equity awards upon a retirement. The total incremental compensation expense associated with the modification was $5.9 million and was included in SG&A expenses on the Consolidated Statement of Operations for the year ended January 2, 2021.
The tax benefit recognized related to share-based compensation expense for the fiscal year ended January 1, 2022 was $2.2 million (January 2, 2021 - $0.8 million; December 28, 2019 - $0.6 million).

As of January 1, 2022, the unrecognized share-based compensation expense and weighted average years over which we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of January 1, 2022	Weighted average years expected to recognize compensation
Stock options	$1.2	1.5
Performance-based RSUs	8.5	2.5
Time-based RSUs	8.9	1.8
Total	$18.6

Stock Options
During 2021, 2020 and 2019 approximately 18,000, 1,053,600, and 1,138,000 options were granted to certain employees under the Amended and Restated Equity Plan at a weighted-average exercise price of $17.79, $15.48, and $13.68 per share, respectively. The weighted-average grant date fair value of the options was estimated to be $5.47, $4.63, and $3.42 per share in 2021, 2020 and 2019, respectively, using the Black-Scholes option pricing model. The contractual term of an option granted is fixed by the Amended and Restated Equity Plan and cannot exceed ten years from the grant date.
Following a review of peer group and survey data, and with input from its compensation consultant, the HRCC determined to change the mix of awards granted to participants in our Equity Plans commencing with the awards granted in 2021 by eliminating stock options from the mix and allocating awards 60% to performance-based restricted share units and 40% to time-based restricted share units.
The grant date fair value of each option granted during 2021, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Risk-free interest rate	1.2%	0.7%	1.8%
Average expected life (years)	6.0	6.0	6.0
Expected volatility	35.9%	36.2%	29.0%
Expected dividend yield	1.4%	1.6%	1.8%

The following table summarizes the activity for Company stock options:

	Stock Options (in thousands)	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 29, 2018	5,446	$12.30	7.3	$11,993.0
Granted	1,138	13.68
Exercised	(91)	10.47		389.1
Forfeited or expired	—	—
Outstanding at December 28, 2019	6,493	$12.57	6.9	$11,045.4
Granted	1,054	15.48
Exercised	(252)	10.27		1,185.9
Forfeited or expired	(25)	11.98
Outstanding at January 2, 2021	7,270	$13.07	6.5	$20,659.3
Granted	18	17.79
Exercised	(2,382)	10.32		17,439.4
Forfeited or expired	(51)	13.62
Outstanding at January 1, 2022	4,855	$14.42	6.0	$15,588.1
Exercisable at January 1, 2022	3,961	$14.30	5.4	$13,192.7
Vested or expected to vest at January 1, 2022	4,855	$14.42	6.0	$15,588.1

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on the New York Stock Exchange on December 31, 2021, which was $17.63 (December 31, 2020—$15.68; December 27, 2019—$13.45), and the exercise price, multiplied by the number of in-the-money stock options as of the same date.
Stock options granted during the year ended January 1, 2022 vest in three equal annual installments on the first, second and third anniversaries of the date of grant.
The total amount of cash received from the exercise of stock options was $23.8 million and $2.0 million during the fiscal year ended January 1, 2022 and January 2, 2021, respectively, with an associated tax benefit of $1.3 million and $0.1 million realized in each period. The total amount of cash received from the exercise of stock options was not material during the fiscal year ended December 28, 2019 with no associated tax benefit realized. The total fair value of options that vested during the year ended January 1, 2022 was $16.7 million (January 2, 2021 — $15.8 million; December 28, 2019 — $19.0 million).
Other Awards
In 2021, we granted 76,500 common shares to the non-management members of our Board of Directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $1.3 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

Additionally, in 2021, we granted 484,000 Performance-based RSUs, which vest at the end of a three-year performance period beginning on the first day of our 2022 fiscal year, and ending on the last day of our 2024 fiscal year. The number of shares ultimately awarded will be based upon the performance payout rate, which can range from 0% to 200% of the awards granted. The Performance-based RSUs vest primarily on the Company’s achievement of average annual return on invested capital (“ROIC”) and aggregate revenues for the applicable performance period (the “Performance Objectives”). The number of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the Performance Objectives achieved during the vesting period. The Company also granted 665,000 Time-based RSUs, which vest over two to three years in equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.

	Number of Performance-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at December 29, 2018	1,665	$13.90	427	$14.23
Awarded	285	13.69	216	13.69
Awarded in connection with modification	190	11.22	—	—
Issued	(441)	11.30	(239)	13.38
Forfeited	(100)	12.33	(7)	14.89
Balance at December 28, 2019	1,599	$14.36	397	$14.43
Awarded	458	15.64	542	14.85
Awarded in connection with modification	344	17.50	—	—
Issued	(842)	16.80	(371)	13.82
Forfeited	(374)	16.03	(20)	14.18
Outstanding at January 2, 2021	1,185	$15.27	548	$14.75
Awarded	484	17.06	665	16.50
Awarded in connection with modification	119	17.46	—	—
Issued	(467)	17.46	(266)	14.59
Forfeited	(75)	15.02	(62)	14.88
Outstanding at January 1, 2022	1,246	$15.65	885	$16.10
Vested or expected to vest at January 1, 2022	1,524	$15.34	885	$16.10

The total fair value of Performance-based RSUs vested and issued during the years ended January 1, 2022, January 2, 2021 and December 28, 2019 were $8.1 million, $14.1 million and $5.0 million, respectively. The total fair value of Time-based RSUs vested and issued during the years ended January 1, 2022, January 2, 2021, and December 28, 2019 were $3.9 million, $5.1 million, and $3.2 million.
Employee Share Purchase Plan
The Company has maintained the Primo Water Corporation Employee Share Purchase Plan (the “ESPP”) since 2015. The ESPP qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 3,000,000 shares of Primo common shares through payroll deductions. Eligible employees who choose to participate may purchase Primo common shares at 90% of market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Primo common shares. The Company recognized $0.3 million, $0.3 million and $0.2 million of share-based compensation expense in SG&A expenses in the Consolidated Statements of Operations for 2021, 2020 and 2019, respectively. At January 1, 2022, 2,342,096 shares remained available for issuance under the ESPP.

Note 10—Common Shares and Net (Loss) Income per Common Share
Common Shares
On December 11, 2018, our Board of Directors approved a share repurchase program for up to $50.0 million of Primo’s outstanding common shares over a 12-month period commencing on December 14, 2018. For the year ended December 28, 2019, we repurchased 2,006,789 common shares for approximately $27.8 million, respectively, through open market transactions under the repurchase plan. During the second quarter of 2019, we utilized all funds under this repurchase plan.
On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of Primo’s outstanding common shares over a 12-month period that expired on December 15, 2020. We made no repurchases of our common shares under this repurchase plan for the year ended December 28, 2019. For the year ended January 2, 2021, we repurchased 2,316,835 common shares for $25.0 million through open market transactions under this repurchase plan.
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021. For the year ended January 1, 2022, we repurchased 2,646,831 common shares for $43.5 million through open market transactions under this repurchase plan.
Shares purchased under these repurchase plans were subsequently canceled.
On March 2, 2020, the Company completed the Legacy Primo Acquisition, with 26,497,015 common shares issued at $14.25 per share to holders of Legacy Primo (see Note 5 to the Consolidated Financial Statements).
Net (Loss) Income Per Common Share
Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing diluted net (loss) income by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, and Time-based RSUs during the periods presented.

Set forth below is a reconciliation of the numerator and denominator for the diluted net (loss) income per common share computations for the periods indicated:

	For the Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Numerator (in millions):
Continuing operations	$(3.2)	$(156.8)	$(10.8)
Discontinued operations	—	25.1	13.7
Net (loss) income	(3.2)	(131.7)	2.9
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	160,778	155,446	135,224
Basic Earnings Per Share:
Continuing operations	(0.02)	(1.01)	(0.08)
Discontinued operations	—	0.16	0.10
Net (loss) income	(0.02)	(0.85)	0.02
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	160,778	155,446	135,224
Dilutive effect of Stock Options	—	—	—
Dilutive effect of Performance based RSUs	—	—	—
Dilutive effect of Time-based RSUs	—	—	—
Weighted average common shares outstanding - diluted	160,778	155,446	135,224
Diluted Earnings Per Share:
Continued operations	(0.02)	(1.01)	(0.08)
Discontinued operations	—	0.16	0.10
Net (loss) income	(0.02)	(0.85)	0.02

The following table summarizes anti-dilutive securities excluded from the computation of diluted net (loss) income per common share for the periods indicated:

	For the Year Ended
(in thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Stock options	4,855	7,270	6,493
Performance-based RSUs [1]	1,524	1,185	1,594
Time-based RSUs [2]	885	548	397
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of the performance metric for these awards.
2     Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.

Note 11—Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, purified bottled water, self-service refill drinking water, premium spring, sparkling and flavored water, mineral water, filtration equipment and coffee.

Our business operates through two reporting segments: North America and Rest of World. Our corporate oversight function and other miscellaneous expenses are aggregated and included in the All Other category.

	January 1, 2022
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net	$1,562.9	$510.4	$—	$2,073.3
Depreciation and amortization	156.9	60.7	1.5	219.1
Operating income (loss)	146.0	1.5	(44.5)	103.0
Property, plant and equipment, net	554.2	163.3	0.6	718.1
Goodwill	994.1	327.3	—	1,321.4
Intangible assets, net	748.1	217.3	4.4	969.8
Total segment assets [1]	2,744.4	938.0	41.0	3,723.4
Additions to property, plant and equipment	113.5	38.5	—	152.0
______________________
1     Excludes intersegment receivables, investments and notes receivable.

	January 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net	$1,493.2	$460.3	$—	$1,953.5
Depreciation and amortization	142.4	58.4	1.3	202.1
Operating income (loss)[2]	130.0	(118.3)	(63.9)	(52.2)
Property, plant and equipment, net	550.7	134.1	0.8	685.6
Goodwill	982.1	302.2	—	1,284.3
Intangible assets, net	759.7	222.9	5.0	987.6
Total segment assets [1]	2,729.7	841.3	33.7	3,604.7
Additions to property, plant and equipment	87.0	27.2	(0.2)	114.0
______________________
1     Excludes intersegment receivables, investments and notes receivable.
2    During 2021, we revised the allocation of information technology costs from the All Other category to our North America and Rest of World reporting segments to reflect how the Chief Executive Officer, who is our chief operating decision maker, currently measures the performance of our segments. Operating income (loss) for the year months ended January 2, 2021 has been recast to decrease operating income in our North America reporting segment by $2.1 million, increase operating loss in our Rest of World reporting segment by $6.9 million, and decrease operating loss in the All Other category by $9.0 million.

	December 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net	$1,269.8	$518.4	$7.2	$1,795.4
Depreciation and amortization	113.1	55.2	0.3	168.6
Operating income (loss)[2]	91.2	22.6	(38.8)	$75.0
Property, plant and equipment, net	433.2	123.8	1.1	$558.1
Goodwill	673.1	374.4	—	$1,047.5
Intangible assets, net	358.8	237.2	1.0	$597.0
Total segment assets [1]	1,874.5	941.6	48.3	$2,864.4
Additions to property, plant and equipment	70.7	30.2	0.4	$101.3
______________________
1     Excludes intersegment receivables, investments and notes receivable.
2    During 2021, we revised the allocation of information technology costs from the All Other category to our North America and Rest of World reporting segments to reflect how the Chief Executive Officer, who is our chief operating decision maker, currently measures the performance of our segments. Operating income (loss) for the year months ended December 28, 2019 has been recast to decrease operating income in our North America reporting segment by $1.5 million, decrease operating income in our Rest of World reporting segment by $6.5 million, and decrease operating loss in the All Other category by $8.0 million.
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
The impact of the COVID-19 pandemic may affect the ability of such customers to meet obligations to us. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the emergence of new variants of the virus and the efficacy of vaccines against such variants, global economic conditions during and after the pandemic, including disruptions in the global supply chain, inflation and labor shortages, and actions taken by governmental authorities in the markets in which we operate and other third parties in response to the pandemic.
We have limited customer concentration; no customer accounts for more than 10% of our net revenues.
Revenues are attributed to countries based on the location of the customer. Revenues generated from sales to external customers by geographic area were as follows:

	For the Year Ended
(in millions of U.S. dollars)	January 1, 2022	January 2, 2021	December 28, 2019
United States	$1,493.7	$1,429.6	$1,210.0
United Kingdom	157.8	142.2	172.0
Canada	69.9	64.1	67.0
All other countries	351.9	317.6	346.4
Total	$2,073.3	$1,953.5	$1,795.4

Revenues by channel by reporting segment were as follows:

	For the Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$1,051.0	$225.5	$—	$1,276.5
Water Refill/Water Filtration	180.5	32.9	—	213.4
Other Water	162.6	81.7	—	244.3
Water Dispensers	65.4	—	—	65.4
Other	103.4	170.3	—	273.7
Total	$1,562.9	$510.4	$—	$2,073.3

	For the Year Ended January 2, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$965.8	$211.6	$—	$1,177.4
Water Refill/Water Filtration	175.1	29.3	—	204.4
Other Water	160.7	63.5	—	224.2
Water Dispensers	75.9	—	—	75.9
Other	115.7	155.9	—	271.6
Total	$1,493.2	$460.3	$—	$1,953.5

	For the Year Ended December 28, 2019
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$905.1	$252.7	$—	$1,157.8
Water Refill/Water Filtration	35.6	26.8	—	62.4
Other Water	157.8	59.4	—	217.2
Other	171.3	179.5	7.2	358.0
Total	$1,269.8	$518.4	$7.2	$1,795.4

Property, plant and equipment, net by geographic area as of January 1, 2022 and January 2, 2021 were as follows:

(in millions of U.S. dollars)	January 1, 2022	January 2, 2021
United States	$533.2	$527.4
United Kingdom	22.1	21.9
Canada	21.7	24.1
All other countries [1]	141.1	112.2
Total	$718.1	$685.6
______________________
1     No individual country is greater than 10% of total property, plant and equipment, net as of January 1, 2022 and January 2, 2021.

Note 12—Accounts Receivable, Net
The following table summarizes accounts receivable, net as of January 1, 2022 and January 2, 2021:

(in millions of U.S. dollars)	January 1, 2022	January 2, 2021
Trade receivables	$261.9	$226.5
Allowance for doubtful accounts	(20.8)	(20.7)
Other	20.5	16.5
Total	$261.6	$222.3

Note 13—Inventories
The following table summarizes inventories as of January 1, 2022 and January 2, 2021:

(in millions of U.S. dollars)	January 1, 2022	January 2, 2021
Raw materials	$56.7	$43.6
Finished goods	27.0	28.0
Resale items	9.1	11.1
Other	1.8	1.1
Total	$94.6	$83.8

Note 14—Property, Plant and Equipment, Net
The following table summarizes property, plant and equipment, net as of January 1, 2022 and January 2, 2021:

	January 1, 2022				January 2, 2021
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$94.7	$—	$94.7	$95.8	$—	$95.8
Buildings	10-40	94.9	37.1	57.8	93.5	32.2	61.3
Machinery and equipment	5-15	171.6	94.7	76.9	167.2	85.6	81.6
Plates, films and molds	1-10	2.0	1.2	0.8	1.8	0.9	0.9
Vehicles and transportation equipment	3-15	99.7	76.4	23.3	94.6	66.6	28.0
Leasehold improvements [1]		21.1	13.9	7.2	21.0	13.1	7.9
IT Systems	3-7	20.3	14.6	5.7	17.8	12.2	5.6
Furniture and fixtures	3-10	14.1	10.9	3.2	12.7	10.1	2.6
Customer equipment [2]	2-15	542.4	236.9	305.5	470.2	189.3	280.9
Returnable bottles [3]	1.5-5	111.6	59.0	52.6	102.5	52.5	50.0
Finance leases [4]		121.4	31.0	90.4	88.4	17.4	71.0
Total		$1,293.8	$575.7	$718.1	$1,165.5	$479.9	$685.6
______________________
1     Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.
2     Customer equipment consists of coolers, refill equipment, brewers, refrigerators, water purification devices and storage racks held on site at customer locations.
3     Returnable bottles are those bottles on site at customer locations.
4     Our recorded assets under finance leases relate to machinery and equipment, customer equipment, IT systems, customer equipment and vehicles and transportation equipment.

The amounts above include construction in progress of $2.6 million and $1.2 million for 2021 and 2020, respectively.
Depreciation expense, which includes depreciation recorded for assets under finance leases, for the year ended January 1, 2022 was $155.5 million (2020 - $138.8 million; 2019 - $112.1 million).

Note 15—Intangible Assets, Net
The following table summarizes intangible assets, net as of January 1, 2022 and January 2, 2021:

	January 1, 2022			January 2, 2021
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Trademarks	$459.2	$—	$459.2	$455.5	$—	$455.5
Intellectual Property	0.7	—	0.7	—	—	—
Total intangible assets not subject to amortization	$459.9	$—	$459.9	$455.5	$—	$455.5
Subject to amortization
Customer relationships	831.4	368.7	462.7	809.5	324.3	485.2
Patents	19.2	8.7	10.5	19.2	6.4	12.8
Software	72.2	48.5	23.7	62.5	38.2	24.3
Other	20.4	7.4	13.0	15.9	6.1	9.8
Total intangible assets subject to amortization	$943.2	$433.3	$509.9	$907.1	$375.0	$532.1
Total intangible assets	$1,403.1	$433.3	$969.8	$1,362.6	$375.0	$987.6

Amortization expense of intangible assets was $63.6 million during 2021 (2020 - $63.3 million; 2019 - $56.5 million).
The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(in millions of U.S. dollars)
2022	$64.0
2023	53.4
2024	47.2
2025	38.2
2026	37.5
Thereafter	269.6
Total	$509.9

Note 16—Accounts Payable and Accrued Liabilities
The following table summarizes accounts payable and accrued liabilities as of January 1, 2022 and January 2, 2021:

(in millions of U.S. dollars)	January 1, 2022	January 2, 2021
Trade payables	$181.4	$135.2
Accrued compensation	52.2	55.5
Accrued sales incentives	8.0	9.9
Accrued interest	9.3	14.8
Payroll, sales and other taxes	23.6	25.2
Accrued deposits	62.1	70.1
Insurance reserves	20.7	15.5
Other accrued liabilities	80.4	61.5
Total	$437.7	$387.7

Note 17—Debt
Our total debt as of January 1, 2022 and January 2, 2021 was as follows:

	January 1, 2022			January 2, 2021
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
5.500% senior notes due in 2025	—	—	—	750.0	7.0	743.0
3.875% senior notes due in 2028	509.6	6.9	502.7	551.9	8.3	543.6
4.375% senior notes due in 2029	750.0	10.0	740.0	—	—	—
Revolving Credit Facility	211.0	—	211.0	104.8	—	104.8
Short-term borrowings	11.1	—	11.1	2.9	—	2.9
Finance leases	92.8	—	92.8	71.5	—	71.5
Other debt financing	3.3	—	3.3	4.9	—	4.9
Total debt	$1,577.8	$16.9	$1,560.9	$1,486.0	$15.3	$1,470.7
Less: Short-term borrowings and current debt:
Revolving Credit Facility	211.0	—	211.0	104.8	—	104.8
Short-term borrowings	11.1	—	11.1	2.9	—	2.9
Finance leases - current maturities	17.0	—	17.0	13.2	—	13.2
Other debt financing	0.7	—	0.7	4.7	—	4.7
Total current debt	$239.8	$—	$239.8	$125.6	$—	$125.6
Total long-term debt	$1,338.0	$16.9	$1,321.1	$1,360.4	$15.3	$1,345.1

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long-Term Debt (including current)
2022	$239.8
2023	18.2
2024	15.3
2025	14.9
2026	11.6
Thereafter	1,278.0
$1,577.8

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
As of January 1, 2022, the outstanding borrowings under the Revolving Credit Facility were $211.0 million and were recorded in short-term borrowings on the Consolidated Balance Sheet. Outstanding letters of credit totaled $59.4 million resulting in total utilization under the Revolving Credit Facility of $270.4 million. Accordingly, unused availability under the Revolving Credit Facility as of January 1, 2022 amounted to $79.6 million.
The weighted average effective interest rate at January 1, 2022 and January 2, 2021 on the Revolving Credit Facility outstanding borrowings was 2.4% and 2.1%, respectively. The effective interest rates are based on our aggregate availability.
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
3.875% Senior Notes due in 2028
On October 22, 2020, we issued €450.0 million ($509.6 million at exchange rates in effect on January 1, 2022) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility, the €450.0 million of 5.500% senior notes due July 1, 2024 (“2024 Notes”) and the 2025 Notes. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021.
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
On April 30, 2021, we used the proceeds of the 2029 Notes, along with available cash on hand, to redeem in full the 2025 Notes. The redemption of the 2025 Notes included $20.6 million in premium payments, accrued interest of $3.6 million, and the write-off of $6.6 million in deferred financing fees.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of January 1, 2022, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
Revolving Credit Facility
The Credit Agreement has two financial covenants, a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which the Company consummates a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. The Company was in compliance with these financial covenants as of January 1, 2022.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. The Company was in compliance with all covenants as of January 1, 2022.

Note 18—Retirement Plans
The Company maintains certain defined contribution (“DC”) retirement plans covering qualifying employees. The total expense with respect to these DC plans was $6.3 million for the year ended January 1, 2022 (2020—$6.0 million; 2019—$5.2 million).
The Company also maintains several defined benefit (“DB”) plans acquired as a part of acquisitions covering certain U.S. and non-U.S. employees, referred to as the U.S. and International Plans, respectively. Retirement benefits are based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law.
Our U.S. Plan is closed to new participants and is frozen. Effective as of December 31, 2021, our U.S. Plan was terminated. In accordance with the amended plan documents, we anticipate making distributions for all plan participants (either directly to the participant or to an insurance company depending upon their optional payment election) and expect to distribute all plan assets in fiscal year 2022.
The Company uses a December 31, 2021 measurement date for all DB plans.

Obligations and Funded Status
The following table summarizes the change in the projected benefit obligation, change in plan assets and unfunded status of the DB plans as of January 1, 2022 and January 2, 2021:

	January 1, 2022
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$9.5	$13.4	$22.9
Service cost	—	0.8	0.8
Interest cost	0.2	0.1	0.3
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(1.2)	(1.6)
Actuarial losses	0.1	0.6	0.7
Translation losses	—	(0.1)	(0.1)
Projected benefit obligation at end of year	$9.4	$13.9	$23.3
Change in Plan Assets
Plan assets beginning of year	$9.1	$6.0	$15.1
Employer contributions	0.2	0.4	0.6
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(0.7)	(1.1)
Actuarial gain	—	0.2	0.2
Expected return on plan assets	—	0.1	0.1
Actual return on plan assets	0.3	—	0.3
Translation gains	—	(0.1)	(0.1)
Fair value at end of year	$9.2	$6.2	$15.4
Funded Status of Plan
Projected benefit obligation	$(9.4)	$(13.9)	$(23.3)
Fair value of plan assets	9.2	6.2	15.4
Unfunded status	$(0.2)	$(7.7)	$(7.9)

	January 2, 2021
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$8.6	$13.1	$21.7
Service cost	—	1.0	1.0
Interest cost	0.3	0.1	0.4
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(1.1)	(1.5)
Actuarial losses (gains)	1.0	(0.2)	0.8
Curtailment gains	—	(0.9)	(0.9)
Translation losses	—	1.1	1.1
Projected benefit obligation at end of year	$9.5	$13.4	$22.9
Change in Plan Assets
Plan assets beginning of year	$8.1	$5.9	$14.0
Employer contributions	0.3	0.5	0.8
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(0.8)	(1.2)
Curtailment losses	—	(0.6)	(0.6)
Expected return on plan assets	—	0.2	0.2
Actual return on plan assets	1.1	—	1.1
Translation gains	—	0.5	0.5
Fair value at end of year	$9.1	$6.0	$15.1
Funded Status of Plan
Projected benefit obligation	$(9.5)	$(13.4)	$(22.9)
Fair value of plan assets	9.1	6.0	15.1
Unfunded status	$(0.4)	$(7.4)	$(7.8)

The accumulated benefit obligation for the U.S. Plans equaled $9.4 million and $9.5 million at the end of 2021 and 2020, respectively. The accumulated benefit obligation for the International Plans equaled $13.9 million and $13.4 million at the end of 2021 and 2020, respectively.
Periodic Pension Costs
The components of net periodic pension cost were as follows:

	January 1, 2022
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$0.8	$0.8
Interest cost	0.2	0.1	0.3
Expected return on plan assets	(0.2)	(0.1)	(0.3)
Net periodic pension cost	$—	$0.8	$0.8

	January 2, 2021
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$1.0	$1.0
Interest cost	0.3	0.1	0.4
Expected return on plan assets	(0.5)	(0.1)	(0.6)
Curtailment gain	—	(0.3)	(0.3)
Net periodic pension (benefit) cost	$(0.2)	$0.7	$0.5

	December 28, 2019
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$0.8	$0.8
Interest cost	0.3	0.2	0.5
Expected return on plan assets	(0.5)	—	(0.5)
Net periodic pension (benefit) cost	$(0.2)	$1.0	$0.8

Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive (loss) income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	January 1, 2022
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(0.6)	$(1.1)	$(1.7)
Total accumulated other comprehensive loss	$(0.6)	$(1.1)	$(1.7)

	January 2, 2021
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(0.4)	$(0.7)	$(1.1)
Total accumulated other comprehensive loss	$(0.4)	$(0.7)	$(1.1)

	December 28, 2019
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(0.1)	$(0.9)	$(1.0)
Total accumulated other comprehensive loss	$(0.1)	$(0.9)	$(1.0)

Actuarial Assumptions
The following table summarizes the weighted average actuarial assumptions used to determine the projected benefit obligation:

	For the Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
U.S. Plans
Discount rate	2.5%	2.0%	3.0%
Expected long-term rate of return on plan assets	2.0%	6.3%	6.3%
International Plans
Discount rate	1.8%	1.3%	1.1%
Expected long-term rate of return on plan assets	2.0%	2.1%	1.3%
Rate of compensation increase	1.8%	1.2%	2.7%
CPI Inflation factor	0.1%	0.1%	0.3%

The following table summarizes the weighted average actuarial assumptions used to determine net periodic benefit cost:

	For the Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
U.S. Plans
Discount rate	2.0%	3.0%	4.0%
Expected long-term rate of return on plan assets	2.0%	6.3%	6.3%
International Plans
Discount rate	1.8%	1.3%	1.1%
Expected long-term rate of return on plan assets	2.0%	2.1%	1.3%
Inflation factor	0.1%	0.1%	0.3%

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
Asset Mix
Our DB plans weighted-average asset allocations by asset category were as follows:

	January 1, 2022	January 2, 2021
U.S. Plans
Equity securities	—%	48.2%
Fixed income investments	100.0%	51.8%
International Plans
Equity securities	57.5%	57.3%
Fixed income investments	32.4%	32.6%
Real estate	10.1%	10.1%

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
In connection with termination of the U.S. Plan, the U.S. Plan assets were 100% allocated to fixed income investments.
The target allocation percentages for the International Plans’ assets range between 50% to 80% in equity securities, 20% to 50% in fixed income investments, 0% to 30% in real estate and 0% to 15% in alternative investments. None of our equity or debt securities are included in plan assets.
Cash Flows
We expect to contribute $0.5 million to the DB plans during the 2022 fiscal year.
The following benefit payments are expected to be paid in the periods indicated below:

(in millions of U.S. dollars)	U.S.	International	Total
Expected benefit payments
FY 2022	$9.4	$1.2	$10.6
FY 2023	—	0.6	0.6
FY 2024	—	0.7	0.7
FY 2025	—	0.6	0.6
FY 2026	—	0.6	0.6
FY 2027 through FY 2031	—	2.2	2.2

The fair values of the Company’s U.S. Plan assets are measured daily at their net asset value and valued at $9.2 million and $9.1 million at January 1, 2022 and January 2, 2021, respectively.
The fair values of the Company’s International Plan assets at January 1, 2022 and January 2, 2021 were as follows:

	January 1, 2022
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Mutual funds:
Non-U.S. equity securities	1.9	—	—
Fixed income:
Non-U.S. bonds	1.7	—	—
Insurance contract	—	2.0	—
Real estate:
Real estate	—	0.6	—
Total	$3.6	$2.6	$—

	January 2, 2021
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Mutual funds:
Non-U.S. equity securities	1.8	—	—
Fixed income:
Non-U.S. bonds	1.6	—	—
Insurance contract	—	2.0	—
Real estate:
Real estate	—	0.6	—
Total	$3.4	$2.6	$—

Note 19—Consolidated Accumulated Other Comprehensive (Loss) Income
With the Traditional Business Divestiture in 2018, the foreign currency translation balances associated with the Traditional Business were recognized in earnings in the period of disposition. Changes in consolidated accumulated other comprehensive (loss) income (“AOCI”) by component for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance December 29, 2018	$(9.7)	$0.3	$(92.3)	$(101.7)
OCI before reclassifications	12.9	(1.3)	13.6	25.2
Amounts reclassified from AOCI	8.0	—	—	8.0
Net current-period OCI	20.9	(1.3)	13.6	33.2
Balance December 28, 2019	$11.2	$(1.0)	$(78.7)	$(68.5)
OCI before reclassifications	(8.7)	(0.1)	(6.9)	(15.7)
Amounts reclassified from AOCI	(2.5)	—	—	(2.5)
Net current-period OCI	(11.2)	(0.1)	(6.9)	(18.2)
Balance January 2, 2021	$—	$(1.1)	$(85.6)	$(86.7)
OCI before reclassifications	—	(0.6)	18.2	17.6
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	(0.6)	18.2	17.6
Balance January 1, 2022	$—	$(1.7)	$(67.4)	$(69.1)
______________________
1     All amounts are net of tax.

The following table summarizes the amounts reclassified from AOCI to total net (loss) income for the years ended January 1, 2022, January 2, 2021 and December 28, 2019:

(in millions of U.S. dollars)	For the Year Ended			Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	January 1, 2022	January 2, 2021	December 28, 2019
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$—	$0.1	$(8.0)	Cost of sales
Commodity hedges [2]	$—	$2.4	$—	Gain on sale of discontinued operations
	$—	$2.5	$(8.0)	Total before taxes
	—	—	—	Tax (expense) or benefit
Total reclassifications for the period	$—	$2.5	$(8.0)	Net of tax
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
We had $59.4 million in standby letters of credit outstanding as of January 1, 2022 ($50.6 million—January 2, 2021; $47.4 million—December 28, 2019).
We have future purchase obligations of $43.4 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
Guarantees
After completion of the Traditional Business Divestiture, the Company continues to provide contractual payment guarantees to two third-party lessors of certain real property used in the Traditional Business. The leases were conveyed to Refresco as part of the Traditional Business Divestiture, but the Company’s guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $16.3 million as of January 1, 2022 was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require Refresco to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. Refresco has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. Discussions with the landlords are ongoing. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of January 1, 2022 and January 2, 2021 were as follows:

	January 1, 2022		January 2, 2021
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.500% senior notes due in 2025 [1,2]	$—	$—	$743.0	$767.2
3.875% senior notes due in 2028 [1,2]	502.7	516.2	543.6	559.9
4.375% senior notes due in 2029[1,2]	740.0	735.8	—	—
Total	$1,242.7	$1,252.0	$1,286.6	$1,327.1
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2     Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of January 1, 2022 and January 2, 2021 (see Note 17 to the Consolidated Financial Statements).

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

Note 22—Subsequent Events
On February 23, 2022, the Board of Directors declared a dividend of $0.07 per common share, payable in cash on March 28, 2022 to shareholders of record at the close of business on March 11, 2022.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year Ended January 1, 2022
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(20.7)	$—	$(10.7)	$0.1	$10.5	$(20.8)
Inventories	(1.8)	—	(0.4)	0.1	0.6	(1.5)
Deferred tax assets	(156.5)	—	(9.6)	1.4	—	(164.7)
	$(179.0)	$—	$(20.7)	$1.6	$11.1	$(187.0)

(in millions of U.S. dollars)	Year Ended January 2, 2021
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(8.8)	$0.1	$(13.4)	$(4.0)	$5.4	$(20.7)
Inventories	(1.2)	—	(0.6)	—	—	(1.8)
Deferred tax assets	(120.3)	—	(28.5)	(7.7)	—	(156.5)
	$(130.3)	$0.1	$(42.5)	$(11.7)	$5.4	$(179.0)

(in millions of U.S. dollars)	Year Ended December 28, 2019
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(9.6)	$—	$(12.7)	$0.1	$13.4	$(8.8)
Inventories	(1.4)	—	—	—	0.2	(1.2)
Deferred tax assets	(98.0)	—	(19.7)	(2.6)	—	(120.3)
	$(109.0)	$—	$(32.4)	$(2.5)	$13.6	$(130.3)
______________________
1     Deductions primarily represent uncollectible accounts written off.