Form 10-Q
period 2022-04-02
Primo Water Corp /CN/
filed 2022-05-12
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 2, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2022
Common Shares, no par value per share	161,119,639

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended
	April 2, 2022	April 3, 2021
Revenue, net	$526.1	$478.4
Cost of sales	226.5	213.9
Gross profit	299.6	264.5
Selling, general and administrative expenses	278.3	248.0
Loss on disposal of property, plant and equipment, net	1.7	2.1
Acquisition and integration expenses	4.3	1.3
Operating income	15.3	13.1
Other expense (income), net	2.7	(0.4)
Interest expense, net	16.9	19.0
Loss before income taxes	(4.3)	(5.5)
Income tax expense	2.4	4.7
Net loss	$(6.7)	$(10.2)

Net loss per common share
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)
Weighted average common shares outstanding (in thousands)
Basic	160,928	160,634
Diluted	160,928	160,634

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	April 2, 2022	April 3, 2021
Net loss	$(6.7)	$(10.2)
Other comprehensive (loss) income:
Currency translation adjustment	(0.1)	6.5
Comprehensive loss	$(6.8)	$(3.7)
______________________

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	April 2, 2022	January 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$98.0	$128.4
Accounts receivable, net of allowance of $21.4 ($20.8 as of January 1, 2022)	270.5	261.6
Inventories	105.2	94.6
Prepaid expenses and other current assets	31.3	25.2
Total current assets	505.0	509.8
Property, plant and equipment, net	710.6	718.1
Operating lease right-of-use-assets	173.0	177.4
Goodwill	1,317.7	1,321.4
Intangible assets, net	944.1	969.8
Other long-term assets, net	29.4	26.9
Total assets	$3,679.8	$3,723.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$225.8	$222.1
Current maturities of long-term debt	17.1	17.7
Accounts payable and accrued liabilities	424.7	437.7
Current operating lease obligations	33.6	32.3
Total current liabilities	701.2	709.8
Long-term debt	1,307.4	1,321.1
Operating lease obligations	142.8	148.7
Deferred tax liabilities	159.3	158.8
Other long-term liabilities	64.6	64.9
Total liabilities	2,375.3	2,403.3
Shareholders' Equity
Common shares, no par value - 161,075,550 (January 1, 2022 - 160,732,552) shares issued	1,291.6	1,286.9
Additional paid-in-capital	83.9	85.9
(Accumulated deficit) retained earnings	(1.8)	16.4
Accumulated other comprehensive loss	(69.2)	(69.1)
Total shareholders' equity	1,304.5	1,320.1
Total liabilities and shareholders' equity	$3,679.8	$3,723.4

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net loss	$(6.7)	$(10.2)

Adjustments to reconcile net loss to cash flows from operating activities of continuing operations:
Depreciation and amortization	61.2	53.1
Amortization of financing fees	0.9	0.8
Share-based compensation expense	3.3	2.4
Provision for deferred income taxes	1.6	3.6
Gain on sale of business	(0.4)	—
Loss on disposal of property, plant and equipment, net	1.7	2.1
Other non-cash items	2.1	0.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11.9)	(9.7)
Inventories	(11.1)	3.2
Prepaid expenses and other current assets	(6.2)	(2.2)
Other assets	(0.7)	0.1
Accounts payable and accrued liabilities and other liabilities	(10.2)	(14.7)
Net cash provided by operating activities from continuing operations	23.6	28.7
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(0.3)	—
Additions to property, plant and equipment	(38.6)	(27.0)
Additions to intangible assets	(2.5)	(2.3)
Proceeds from sale of property, plant and equipment	0.4	0.1
Other investing activities	0.5	—
Net cash used in investing activities from continuing operations	(40.5)	(29.2)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(4.5)	(3.4)
Issuance of common shares	1.2	1.0
Common shares repurchased and canceled	(1.8)	(3.1)
Financing fees	—	(0.7)
Dividends paid to common shareholders	(11.3)	(9.7)
Payment of deferred consideration for acquisitions	(0.1)	(1.7)
Other financing activities	3.9	5.2
Net cash used in financing activities from continuing operations	(12.6)	(12.4)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	0.8
Investing activities of discontinued operations	—	—
Financing activities of discontinued operations	—	—
Net cash provided by discontinued operations	—	0.8
Effect of exchange rate changes on cash	(0.9)	(0.8)
Net decrease in cash, cash equivalents and restricted cash	(30.4)	(12.9)
Cash and cash equivalents and restricted cash, beginning of period	128.4	115.1
Cash and cash equivalents and restricted cash, end of period	$98.0	$102.2
Supplemental Non-cash Investing and Financing Activities:
Accrued deferred financing fees	$—	$0.1
Dividends payable issued through accounts payable and accrued liabilities	0.2	0.1
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	24.2	17.9
Financing lease right-of-use assets obtained in exchange for lease obligations	2.7	2.6
Operating lease right-of-use assets obtained in exchange for lease obligations	5.5	6.7
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3.5	$23.3
Cash paid for income taxes, net	1.0	1.9

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 2, 2021	160,406	$1,268.0	$84.5	$81.1	$(86.7)	$1,346.9
Net loss	—	—	—	(10.2)	—	(10.2)
Other comprehensive income, net of tax	—	—	—	—	6.5	6.5
Common shares dividends ($0.06 per common share)	—	—	—	(9.8)	—	(9.8)
Share-based compensation	—	—	2.4	—	—	2.4
Common shares repurchased and canceled	(179)	(3.1)	—	—	—	(3.1)
Common shares issued - Equity Incentive Plan	565	8.9	(5.3)	—	—	3.6
Common shares issued - Employee Stock Purchase Plan	26	0.4	—	—	—	0.4
Balance at April 3, 2021	160,818	$1,274.2	$81.6	$61.1	$(80.2)	$1,336.7

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2022	160,732	$1,286.9	$85.9	$16.4	$(69.1)	$1,320.1
Net loss	—	—	—	(6.7)	—	(6.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Common shares dividends ($0.07 per common share)	—	—	—	(11.5)	—	(11.5)
Share-based compensation	—	—	3.3	—	—	3.3
Common shares repurchased and canceled	(114)	(1.8)	—	—	—	(1.8)
Common shares issued - Equity Incentive Plan	432	6.1	(5.3)	—	—	0.8
Common shares issued - Employee Stock Purchase Plan	25	0.4	—	—	—	0.4
Balance at April 2, 2022	161,075	$1,291.6	$83.9	$(1.8)	$(69.2)	$1,304.5

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited

Note 1—Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading provider of sustainable drinking water solutions in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 22-country footprint direct to the customer’s door, whether at home or to businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 23,000 locations, respectively. Primo also offers water filtration units across its 22-country footprint.
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
Basis of Presentation
The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of January 1, 2022 included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (our “2021 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in our 2021 Annual Report. The accounting policies used in these interim Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.
The presentation of these interim Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.
COVID-19 Pandemic
In response to the novel coronavirus (“COVID-19”) pandemic, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three months ended April 2, 2022 and April 3, 2021, we received wage subsidies under these programs totaling $0.3 million and $1.4 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. We have adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $7.5 million was included in accounts payable and accrued liabilities on our Consolidated Balance Sheets as of April 2, 2022 and January 1, 2022.

Significant Accounting Policies
Included in Note 1 of our 2021 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our North America and Rest of World reporting segment branch locations to the end-user consumer of those products are recorded in SG&A expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $127.3 million and $110.1 million for the three months ended April 2, 2022 and April 3, 2021, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Recently adopted accounting pronouncements
Update ASU 2021-10- Government Assistance (Topic 832)
In November 2021, the Financial Accounting Standards Board ("FASB") issued guidance which requires business entities to disclose information about certain government assistance they receive. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in this Update either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. Adoption of the new standard did not result in additional disclosures within our unaudited Consolidated Financial Statements.
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

Note 2—Revenue
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
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $7.5 million and $8.0 million on April 2, 2022 and January 1, 2022, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at April 2, 2022 and January 1, 2022 were $15.9 million and $12.6 million, respectively. The amount of revenue recognized in the three months ended April 2, 2022 that was included in the January 1, 2022 deferred revenue balance was $8.6 million.
The Company does not have any material contract assets as of April 2, 2022 and January 1, 2022.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2022	April 3, 2021
United States	$381.8	$349.9
United Kingdom	41.4	36.7
Canada	15.4	15.9
All other countries	87.5	75.9
Total	$526.1	$478.4

Note 3—Acquisitions
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
The table below presents the preliminary total cash consideration allocation of the estimated acquisition date fair values of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$6.8	$—	$6.8
Accounts receivable	1.3	0.4	1.7
Inventory	0.1	—	0.1
Prepaid expenses and other current assets	0.2	—	0.2
Property, plant and equipment	21.7	(3.0)	18.7
Operating lease right-of-use-assets	0.4	1.1	1.5
Goodwill	38.1	(0.4)	37.7
Intangible assets	20.0	—	20.0
Current maturities of long-term debt	(1.6)	0.8	(0.8)
Accounts payable and accrued liabilities	(9.9)	—	(9.9)
Current operating lease obligations	(0.4)	(0.3)	(0.7)
Long-term debt	(17.7)	2.2	(15.5)
Operating lease obligations	—	(0.8)	(0.8)
Deferred tax liabilities	(5.9)	—	(5.9)
Total	$53.1	$—	$53.1
Measurement period adjustments recorded during the three months ended April 2, 2022 include an adjustment to accounts receivable based on a review of the fair value and adjustments to operating and financing lease right-of-use assets and obligations based on a review of acquired leases. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
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

Note 4—Income Taxes
Income tax expense was $2.4 million on pre-tax loss of $4.3 million for the three months ended April 2, 2022, as compared to income tax expense of $4.7 million on pre-tax loss of $5.5 million in the comparable prior year period. The effective income tax rate for the three months ended April 2, 2022 was (55.8)%, compared to (85.5)% in the comparable prior year period.
The effective tax rate for the three months ended April 2, 2022 varied from the effective tax rate in the comparable prior year period due primarily to decreased earnings in taxable jurisdictions.

The effective tax rate for the three months ended April 2, 2022 varied from the statutory tax rate primarily due to losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances, as well as income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.

Note 5—Common Shares and Net Loss per Common Share
Common Shares
On May 4, 2021, our Board of Directors approved a new share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021. We did not repurchase any outstanding common shares under the plan during the first quarter of 2022. There can be no assurance as to the precise number of common shares, if any, that will be repurchased under the Repurchase Plan in the future, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, performance-based RSUs, and time-based RSUs during the periods presented. The components of weighted average basic and diluted shares outstanding are below:

	For the Three Months Ended
	April 2, 2022	April 3, 2021
Weighted average common shares outstanding - basic	160,928	160,634
Dilutive effect of Stock Options	—	—
Dilutive effect of Performance-based RSUs	—	—
Dilutive effect of Time-based RSUs	—	—
Weighted average common shares outstanding - diluted	160,928	160,634

The following table summarizes anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	For the Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Stock Options	4,715	7,206
Performance-based RSUs [1]	1,201	838
Time-based RSUs [2]	887	485
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of performance targets for these awards.
2     Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.

Note 6—Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, self-service refill drinking water, premium spring, sparkling and flavored water, mineral water, filtration equipment, and coffee.

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended April 2, 2022
Revenue, net	$397.1	$129.0	$—	$526.1
Depreciation and amortization	45.3	15.5	0.4	61.2
Operating income (loss)	28.3	(3.2)	(9.8)	15.3
Additions to property, plant and equipment	26.6	11.7	0.3	38.6

(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
For the Three Months Ended April 3, 2021
Revenue, net	$365.5	$112.9	$—	$478.4
Depreciation and amortization	37.8	14.9	0.4	53.1
Operating income (loss)	26.1	(3.6)	(9.4)	13.1
Additions to property, plant and equipment	20.2	6.7	0.1	27.0

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended April 2, 2022
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$278.3	$59.0	$—	$337.3
Water Refill/Water Filtration	42.2	8.7	—	50.9
Other Water	34.0	16.4	—	50.4
Water Dispensers	14.2	—	—	14.2
Other	28.4	44.9	—	73.3
Total	$397.1	$129.0	$—	$526.1

	For the Three Months Ended April 3, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$238.8	$48.8	$—	$287.6
Water Refill/Water Filtration	45.1	7.9	—	53.0
Other Water	40.9	15.4	—	56.3
Water Dispensers	15.0	—	—	15.0
Other	25.7	40.8	—	66.5
Total	$365.5	$112.9	$—	$478.4

Note 7—Inventories
The following table summarizes inventories as of April 2, 2022 and January 1, 2022:

(in millions of U.S. dollars)	April 2, 2022	January 1, 2022
Raw materials	$63.1	$56.7
Finished goods	30.2	27.0
Resale items	10.1	9.1
Other	1.8	1.8
Total	$105.2	$94.6

Note 8—Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three months ended April 2, 2022 and April 3, 2021 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance January 2, 2021	$—	$(1.1)	$(85.6)	$(86.7)
OCI before reclassifications	—	—	6.5	6.5
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	6.5	6.5
Ending balance April 3, 2021	$—	$(1.1)	$(79.1)	$(80.2)

Beginning balance January 1, 2022	$—	$(1.7)	$(67.4)	$(69.1)
OCI before reclassifications	—	—	(0.1)	(0.1)
Amounts reclassified from AOCI		—	—	—
Net current-period OCI	—	—	(0.1)	(0.1)
Ending balance April 2, 2022	$—	$(1.7)	$(67.5)	$(69.2)

______________________
1     All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified from AOCI for the three months ended April 2, 2022 and April 3, 2021, respectively.

Note 9—Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
We had $59.4 million in standby letters of credit outstanding as of April 2, 2022 ($59.4 million as of January 1, 2022).

Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $15.7 million as of April 2, 2022, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

Note 10—Fair Value Measurements
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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings, and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of April 2, 2022 and January 1, 2022 were as follows:

	April 2, 2022		January 1, 2022
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$493.6	$461.4	$502.7	$516.2
4.375% senior notes due in 2029 [1,2]	740.4	671.8	740.0	735.8
Total	$1,234.0	$1,133.2	$1,242.7	$1,252.0
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2    Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of April 2, 2022 and January 1, 2022.

Note 11—Subsequent Events
On May 10, 2022, our Board of Directors declared a dividend of $0.07 per share on common shares, payable in cash on June 22, 2022, to shareowners of record at the close of business on June 10, 2022.
On May 10, 2022, our Board of Directors approved the exit from our business in Russia. Primo has a small presence in Russia, with 2021 revenues of approximately $13.6 million, representing less than 1% of 2021 consolidated revenues. We are currently assessing the impact of the exit of this business on our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (our “2021 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A in our 2021 Annual Report. As used herein, “Primo,” “the Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
Overview
    Primo is a leading provider of sustainable drinking water solutions in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 22-country footprint direct to the customer’s door, whether at home or to businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 13,000 locations and water refill units at approximately 23,000 locations, respectively. Primo also offers water filtration units across its 22-country footprint.
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
Impact of the COVID-19 Pandemic
Our global operations expose us to risks associated with the coronavirus (“COVID-19”) pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. The measures taken by authorities in many jurisdictions, including travel restrictions, quarantines, shelter in place orders, and business shutdowns have impacted and will further impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. These measures, and any future measures, may result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain, increases in employee costs, general economy-wide inflation or otherwise), and further impacts on our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
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
As we deliver bottled water to residential and business customers across a 22-country footprint and provide multi-gallon bottled water, self-service refill drinking water and water dispensers to customers through major retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction. Changes in demand as a result of COVID-19 will vary in scope and timing across these markets. Any continued economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our suppliers’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or suppliers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all. The full extent of the COVID-19 pandemic and its impact on the markets served by the Company's operations continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and spikes in infections (including the spread of variants) also being experienced.
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three months ended April 2, 2022 and April 3, 2021, we received wage subsidies under these programs totaling $0.3 million and $1.4 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $7.5 million was included in accounts payable and accrued liabilities on our Consolidated Balance Sheet as of April 2, 2022, and January 1, 2022.
Divestiture, Acquisition and Financing Transactions
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
    The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A “Risk Factors” in our 2021 Annual Report and those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.
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
•our ability to protect our intellectual property;
•the seasonal nature of our business and the effect of adverse weather conditions;
•the impact of national, regional and global events, including those of a political, economic, business and competitive nature;
•our ability to fully realize the potential benefit of transactions or other strategic opportunities that we pursue;
•our ability to realize revenue and cost synergies of our acquisitions due to integration difficulties and other challenges;
•our exposure to intangible asset risk;
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
•our ability to recruit, retain and integrate new management;
•the impact of increased labor costs on our business;
•our ability to renew our collective bargaining agreements on satisfactory terms;
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
    We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) before interest expense, net, expense (benefit) for income taxes and depreciation, and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors, and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, COVID-19 costs, goodwill and intangible asset impairment charges, foreign exchange and other (gains) losses, net, loss on disposal of property, plant and equipment, net, loss on extinguishment of long-term debt, gain on sale of business and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance that enhances comparability between periods.

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
Summary Financial Results
Net loss for the three months ended April 2, 2022 (the “first quarter”) was $6.7 million or $(0.04) per diluted common share, compared with $10.2 million or $(0.06) per diluted common share for the three months ended April 3, 2021.
The following items of significance affected our financial results for the first three months of 2022:

•Net revenue increased $47.7 million or 10.0%, from the prior year period due primarily to customer growth, increased demand across our customer base, pricing initiatives, and benefit from tuck-in acquisitions, partially offset by the planned exit from the single-use retail bottled water business in North America and the impact of unfavorable foreign exchange rates;
•Gross profit increased to $299.6 million from $264.5 million in the prior year period due primarily to pricing initiatives, increased Water Direct volume, and the exit from the single-use retail bottled water business in North America, partially offset by the impact of unfavorable foreign exchange rates. Gross profit as a percentage of net revenue was 56.9% compared to 55.3% in the prior year period;
•SG&A expenses increased to $278.3 million from $248.0 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth as well as inflationary cost increases. SG&A expenses as a percentage of net revenue was 52.9% compared to 51.8% in the prior year period;
•Acquisition and integration expenses increased to $4.3 million from $1.3 million in the prior year period due primarily to integration costs incurred in connection with the acquisition of Primo Water Corporation ("Legacy Primo" and such transaction, the "Legacy Primo Acquisition") and increased tuck-in activity compared to the prior year period;
•Other expense, net was $2.7 million compared to other income, net of $0.4 million in the prior year period due primarily to an increase in foreign exchange losses in the current year period as compared to the prior year period.
•Income tax expense was $2.4 million on pre-tax loss of $4.3 million compared to income tax expense of $4.7 million on pre-tax loss of $5.5 million in the prior year period due primarily to decreased earnings in taxable jurisdictions;
•Adjusted EBITDA increased to $87.9 million compared to $76.2 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $23.6 million compared to $28.7 million in the prior year period. The $5.1 million decrease was due primarily to an increase in inventory relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended April 2, 2022 and April 3, 2021:

	For the Three Months Ended
	April 2, 2022		April 3, 2021
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	526.1	100.0	478.4	100.0
Cost of sales	226.5	43.1	213.9	44.7
Gross profit	299.6	56.9	264.5	55.3
Selling, general and administrative expenses	278.3	52.9	248.0	51.8
Loss on disposal of property, plant and equipment, net	1.7	0.3	2.1	0.4
Acquisition and integration expenses	4.3	0.8	1.3	0.3
Operating income	15.3	2.9	13.1	2.7
Other expense (income), net	2.7	0.5	(0.4)	(0.1)
Interest expense, net	16.9	3.2	19.0	4.0
Loss before income taxes	(4.3)	(0.8)	(5.5)	(1.1)
Income tax expense	2.4	0.5	4.7	1.0
Net loss	(6.7)	(1.3)	(10.2)	(2.1)
Depreciation & amortization	61.2	11.6	53.1	11.1

The following tables summarize the change in revenue by reporting segment for the three months ended April 2, 2022:

	For the Three Months Ended April 2, 2022
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in revenue	$31.6	$16.1	$—	$47.7
Impact of foreign exchange [1]	—	4.6	—	4.6
Change excluding foreign exchange	$31.6	$20.7	$—	$52.3
Percentage change in revenue	8.6%	14.3%	—%	10.0%
Percentage change in revenue excluding foreign exchange	8.6%	18.3%	—%	10.9%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for the three months ended April 2, 2022:

	For the Three Months Ended April 2, 2022
(in millions of U.S. dollars, except percentage amounts)	North America	Rest of World	All Other	Total
Change in gross profit	$27.5	$7.6	$—	$35.1
Impact of foreign exchange [1]	—	2.8	—	2.8
Change excluding foreign exchange	$27.5	$10.4	$—	$37.9
Percentage change in gross profit	13.4%	12.7%	—%	13.3%
Percentage change in gross profit excluding foreign exchange	13.4%	17.3%	—%	14.3%
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

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three months ended April 2, 2022 and April 3, 2021:

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2022	April 3, 2021
Revenue, net
North America	$397.1	$365.5
Rest of World	129.0	112.9
All Other	—	—
Total	$526.1	$478.4
Gross profit
North America	$232.0	$204.5
Rest of World	67.6	60.0
All Other	—	—
Total	$299.6	$264.5
Selling, general and administrative expenses
North America	$199.7	$175.8
Rest of World	69.4	63.3
All Other	9.2	8.9
Total	$278.3	$248.0
Operating income (loss)
North America	$28.3	$26.1
Rest of World	(3.2)	(3.6)
All Other	(9.8)	(9.4)
Total	$15.3	$13.1

The following tables summarize net revenue by channel for the three months ended April 2, 2022 and April 3, 2021:

	For the Three Months Ended April 2, 2022
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$278.3	$59.0	$—	$337.3
Water Refill/Water Filtration	42.2	8.7	—	50.9
Other Water	34.0	16.4	—	50.4
Water Dispensers	14.2	—	—	14.2
Other	28.4	44.9	—	73.3
Total	$397.1	$129.0	$—	$526.1

	For the Three Months Ended April 3, 2021
(in millions of U.S. dollars)	North America	Rest of World	All Other	Total
Revenue, net
Water Direct/Water Exchange	$238.8	$48.8	$—	$287.6
Water Refill/Water Filtration	45.1	7.9	—	53.0
Other Water	40.9	15.4	—	56.3
Water Dispensers	15.0	—	—	15.0
Other	25.7	40.8	—	66.5
Total	$365.5	$112.9	$—	$478.4

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended April 2, 2022 and April 3, 2021:

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2022	April 3, 2021
Net loss	$(6.7)	$(10.2)
Interest expense, net	16.9	19.0
Income tax expense	2.4	4.7
Depreciation and amortization	61.2	53.1
EBITDA	$73.8	$66.6
Acquisition and integration costs	4.3	1.3
Share-based compensation costs	3.3	2.4
COVID-19 costs	—	0.7
Foreign exchange and other losses (gains), net	3.9	(0.1)
Loss on disposal of property, plant and equipment, net	1.7	2.1
Other adjustments, net	0.9	3.2
Adjusted EBITDA	$87.9	$76.2

Three Months Ended April 2, 2022 Compared to Three Months Ended April 3, 2021
Revenue, Net
Net revenue increased $47.7 million, or 10.0%, in the first quarter from the comparable prior year period.
North America net revenue increased $31.6 million, or 8.6%, in the first quarter from the comparable prior year period due primarily to customer growth, pricing initiatives, and increased demand for products and services from residential and business-to-business customers, partially offset by the planned exit from the single-use retail bottled water business and lower revenue from water refill and water dispenser sales.
Rest of World net revenue increased $16.1 million, or 14.3%, in the first quarter from the comparable prior year period due primarily to increased demand for our products and services from residential and business-to-business customers and tuck-in acquisitions, partially offset by the unfavorable impact of foreign exchange rates.

Gross Profit
Gross profit increased to $299.6 million in the first quarter from $264.5 million in the comparable prior year period. Gross profit as a percentage of revenue was 56.9% in the first quarter compared to 55.3% in the comparable prior year period.
North America gross profit increased to $232.0 million in the first quarter from $204.5 million in the comparable prior year period due primarily to increased demand for products and services from residential and business-to-business customers, pricing initiatives, and the exit from the single-use retail bottled water business in North America.
Rest of World gross profit increased to $67.6 million in the first quarter from $60.0 million in the comparable prior year period due primarily to increased demand for products and services from residential and business-to-business customers, partially offset by the unfavorable impact of foreign exchange rates.
Selling, General and Administrative Expenses
SG&A expenses increased to $278.3 million in the first quarter from $248.0 million in the comparable prior year period. SG&A expenses as a percentage of revenue was 52.9% in the first quarter compared to 51.8% in the comparable prior year period.
North America SG&A expenses increased to $199.7 million in the first quarter from $175.8 million in the comparable prior year period due primarily to higher selling and operating costs that supported volume and revenue growth as well as inflationary cost increases.
Rest of World SG&A expenses increased to $69.4 million in the first quarter from $63.3 million in the comparable prior year period due primarily to higher selling and operating costs that supported volume and revenue growth as well as inflationary cost increases, partially offset by the favorable impact of foreign exchange rates.
All Other SG&A expenses increased to $9.2 million in the first quarter from $8.9 million in the comparable prior year period.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $4.3 million in the first quarter from $1.3 million in the comparable prior year period. Acquisition and integration expenses as a percentage of revenue was 0.8% in the first quarter compared to 0.3% in the comparable prior year period.
North America acquisition and integration expenses increased to $2.5 million in the first quarter from $0.7 million in the comparable prior year period due primarily to integration costs incurred in connection with the acquisition of Legacy Primo.
Rest of World acquisition and integration expenses increased to $1.2 million in the first quarter from $0.1 million in the comparable prior year period due primarily to costs associated with tuck-in acquisitions.
All Other acquisition and integration expenses increased to $0.6 million in the first quarter from $0.5 million in the comparable prior year period.
Operating Income
Operating income increased to $15.3 million in the first quarter from operating income of $13.1 million in the comparable prior year period.
North America operating income increased to $28.3 million in the first quarter from $26.1 million in the comparable prior year period due to the items discussed above.
Rest of World operating loss decreased to $3.2 million in the first quarter from $3.6 million in the comparable prior year period due to the items discussed above.
All Other operating loss increased to $9.8 million in the first quarter from $9.4 million in the comparable prior year period due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $2.7 million for the first quarter compared to other income, net of $0.4 million in the comparable prior year period due primarily to an increase in foreign exchange losses in the current year period as compared to the prior year period.

Income Taxes
Income tax expense was $2.4 million in the first quarter compared to income tax expense of $4.7 million in the comparable prior year period. The effective tax rate for the first quarter was (55.8)% compared to (85.5)% in the comparable prior year period.
The effective tax rate for the first quarter varied from the effective tax rate from the comparable prior year period due primarily to decreased earnings in taxable jurisdictions.
Liquidity and Capital Resources
As of April 2, 2022, we had total debt of $1,550.3 million and $98.0 million of cash and cash equivalents compared to $1,560.9 million of debt and $128.4 million of cash and cash equivalents as of January 1, 2022.
The COVID-19 pandemic has continued to disrupt our business. The extent and duration of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market. These factors include the duration and scope of the pandemic, the emergence of new variants of the virus and the efficacy of vaccines against such variants, global economic conditions during and after the pandemic, including disruptions in the global supply chain, inflation and labor shortage governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.
We believe that our level of resources, which includes cash on hand, borrowings under our Revolving Credit Facility and funds provided by our operations, will be adequate to fund cash outflows that have both a short- and long-term component. These cash flows will support our growth platform and include our expenses, capital expenditures, anticipated dividend payments, and debt service obligations. The Company regularly assesses its cash requirements and the available resources to fund these needs. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the Revolving Credit Facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our Credit Agreement or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.
As of April 2, 2022, our outstanding borrowings under the Revolving Credit Facility were $211.0 million and outstanding letters of credit totaled $59.4 million resulting in total utilization under the Revolving Credit Facility of $270.4 million. Accordingly, unused availability under the Revolving Credit Facility as of April 2, 2022 amounted to $79.6 million.
We earn substantially all of our consolidated operating income in subsidiaries located outside of Canada. We have not provided for federal, state, and foreign deferred income taxes on the undistributed earnings of our non-Canadian subsidiaries. We expect that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no tax consequences.
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
A dividend of $0.07 per common share was declared during the first quarter of 2022 for an aggregate dividend payment of approximately $11.5 million.

The following table summarizes our cash flows for the three months ended April 2, 2022 and April 3, 2021, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2022	April 3, 2021
Net cash provided by operating activities from continuing operations	$23.6	$28.7
Net cash used in investing activities from continuing operations	(40.5)	(29.2)
Net cash used in financing activities from continuing operations	(12.6)	(12.4)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	—	0.8
Effect of exchange rate changes on cash	(0.9)	(0.8)
Net decrease in cash, cash equivalents and restricted cash	(30.4)	(12.9)
Cash and cash equivalents and restricted cash, beginning of period	128.4	115.1
Cash and cash equivalents and restricted cash, end of period	$98.0	$102.2
Operating Activities
Cash provided by operating activities from continuing operations was $23.6 million year to date compared to $28.7 million in the comparable prior year period. The $5.1 million decrease was due primarily to an increase in inventory relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $40.5 million year to date compared to $29.2 million in the comparable prior year period. The $11.3 million increase was due primarily to an increase in additions to property, plant and equipment relative to the prior year period.
Financing Activities
Cash used in financing activities from continuing operations was $12.6 million year to date compared to $12.4 million in the comparable prior year period. The $0.2 million increase was due primarily to an increase in dividends paid year to date as compared to the prior year period, partially offset by a decrease in common share repurchases year to date as compared to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of April 2, 2022.
Contractual Obligations
There were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2021 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2021 Annual Report.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of April 2, 2022, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.

Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of April 2, 2022.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of April 2, 2022.
Issuer Purchases of Equity Securities
In the first quarter of 2022, an aggregate of 113,527 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the first quarter of 2021, an aggregate of 179,413 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since January 1, 2022, our equity has decreased by $15.6 million. The decrease was due to a net loss of $6.7 million, common shares repurchased and canceled of $1.8 million, common share dividend payments of $11.5 million and other comprehensive loss, net of tax of $0.1 million, partially offset by the issuance of common shares of $1.2 million, and share-based compensation costs of $3.3 million.
Dividend Payments
Common Share Dividend
On February 23, 2022, the Board of Directors declared a dividend of $0.07 per share on common shares, payable in cash on March 28, 2022 to shareowners of record at the close of business on March 11, 2022. On May 10, 2022, the Board of Directors declared a dividend of $0.07 per share on common shares, payable in cash on June 22, 2022, to shareowners of record at the close of business on June 10, 2022. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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
We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2021 Annual Report.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes. We have no material changes to our Quantitative and Qualitative Disclosures about Market Risk as filed in our 2021 Annual Report.

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
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 2, 2022. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2022, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
There have been no material changes to our risk factors since January 1, 2022. Please refer to our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2022 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2022- January 31, 2022	256	$17.63	N/A	N/A
February 1, 2022-February 28, 2022	103,978	$16.20	N/A	N/A
March 1, 2022-April 2, 2022	9,293	$13.86	N/A	N/A
Total	113,527

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Continuance of Primo Water Corporation	10-Q	3.1	8/6/2021	0011-31410
3.2	By-laws of Primo Water Corporation, as amended	10-Q	3.2	8/6/2021	0011-31410
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2022.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2022.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2022.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2022.					*
101	The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, filed May 12, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
______________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: May 12, 2022	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: May 12, 2022	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)