Form 10-Q
period 2022-07-02
Primo Water Corp /CN/
filed 2022-08-11
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 2, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                      l

Commission File Number: 001-31410

PRIMO WATER CORPORATION
(Exact name of registrant as specified in its charter)

Ontario		98-0154711
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

1150 Assembly Dr.
Suite 800
Tampa,	Florida	33607
United States
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (813) 544-8515

4221 West Boy Scout Boulevard
Suite 400
Tampa,	Florida	33607
United States
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	PRMW	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2022
Common Shares, no par value per share	161,245,316

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue, net	$571.4	$526.1	$1,097.5	$1,004.5
Cost of sales	239.1	228.9	465.6	442.8
Gross profit	332.3	297.2	631.9	561.7
Selling, general and administrative expenses	291.6	259.9	569.9	507.9
Loss on disposal of property, plant and equipment, net	0.1	3.3	1.8	5.4
Acquisition and integration expenses	4.9	2.4	9.2	3.7
Impairment charges	29.1	—	29.1	—
Operating income	6.6	31.6	21.9	44.7
Other expense, net	10.7	25.6	13.4	25.2
Interest expense, net	17.0	17.7	33.9	36.7
Loss before income taxes	(21.1)	(11.7)	(25.4)	(17.2)
Income tax expense (benefit)	1.4	(3.4)	3.8	1.3
Net Loss	$(22.5)	$(8.3)	$(29.2)	$(18.5)

Net loss per common share
Basic	$(0.14)	$(0.05)	$(0.18)	$(0.11)
Diluted	$(0.14)	$(0.05)	$(0.18)	$(0.11)
Weighted average common shares outstanding (in thousands)
Basic	161,149	161,561	161,038	161,097
Diluted	161,149	161,561	161,038	161,097

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Loss	$(22.5)	$(8.3)	$(29.2)	$(18.5)
Other comprehensive income:
Currency translation adjustment	1.8	2.0	1.7	8.5
Comprehensive loss	$(20.7)	$(6.3)	$(27.5)	$(10.0)

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	July 2, 2022	January 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$98.5	$128.4
Accounts receivable, net of allowance of $22.7 ($20.8 as of January 1, 2022)	283.6	261.6
Inventories	109.7	94.6
Prepaid expenses and other current assets	63.5	25.2
Total current assets	555.3	509.8
Property, plant and equipment, net	678.6	718.1
Operating lease right-of-use-assets	168.2	177.4
Goodwill	1,285.6	1,321.4
Intangible assets, net	912.2	969.8
Other long-term assets, net	29.4	26.9
Total assets	$3,629.3	$3,723.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$235.2	$222.1
Current maturities of long-term debt	17.1	17.7
Accounts payable and accrued liabilities	430.2	437.7
Current operating lease obligations	32.5	32.3
Total current liabilities	715.0	709.8
Long-term debt	1,274.5	1,321.1
Operating lease obligations	139.4	148.7
Deferred tax liabilities	157.9	158.8
Other long-term liabilities	65.7	64.9
Total liabilities	2,352.5	2,403.3
Shareholders' Equity
Common shares, no par value - 161,209,111 (January 1, 2022 - 160,732,552) shares issued	1,292.6	1,286.9
Additional paid-in-capital	87.3	85.9
(Accumulated deficit) retained earnings	(35.7)	16.4
Accumulated other comprehensive loss	(67.4)	(69.1)
Total shareholders' equity	1,276.8	1,320.1
Total liabilities and shareholders' equity	$3,629.3	$3,723.4

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net Loss	$(22.5)	$(8.3)	$(29.2)	$(18.5)

Adjustments to reconcile net loss to cash flows from operating activities of continuing operations:
Depreciation and amortization	60.2	52.0	121.4	105.1
Amortization of financing fees	0.8	0.9	1.7	1.7
Share-based compensation expense	4.2	3.8	7.5	6.2
(Benefit) provision for deferred income taxes	(0.1)	(4.2)	1.5	(0.6)
Loss on extinguishment of debt	—	27.2	—	27.2
Gain on sale of business	—	—	(0.4)	—
Impairment charges	29.1	—	29.1	—
Loss on disposal of property, plant and equipment, net	0.1	3.3	1.8	5.4
Other non-cash items	11.0	(1.2)	13.1	(1.0)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21.3)	(52.2)	(33.2)	(61.9)
Inventories	(8.0)	(6.3)	(19.1)	(3.1)
Prepaid expenses and other current assets	1.0	(2.0)	(5.2)	(4.2)
Other assets	0.7	0.2	—	0.3
Accounts payable and accrued liabilities and other liabilities	11.5	46.4	1.3	31.7
Net cash provided by operating activities from continuing operations	66.7	59.6	90.3	88.3
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(7.1)	(0.3)	(7.4)	(0.3)
Additions to property, plant and equipment	(46.6)	(34.8)	(85.2)	(61.8)
Additions to intangible assets	(2.4)	(1.8)	(4.9)	(4.1)
Proceeds from sale of property, plant and equipment	0.6	0.6	1.0	0.7
Other investing activities	(0.1)	—	0.4	—
Net cash used in investing activities from continuing operations	(55.6)	(36.3)	(96.1)	(65.5)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(5.2)	(753.6)	(9.7)	(757.0)
Issuance of long-term debt	—	750.0	—	750.0
Proceeds from short-term borrowings	10.0	45.0	10.0	45.0
Payments on short-term borrowings	—	(10.0)	—	(10.0)
Premiums and costs paid upon extinguishment of long-term debt	—	(20.6)	—	(20.6)
Issuance of common shares	0.4	14.7	1.6	15.7
Common shares repurchased and canceled	(0.2)	(13.2)	(2.0)	(16.3)
Financing fees	—	(10.6)	—	(11.3)
Dividends paid to common shareholders	(11.6)	(9.9)	(22.9)	(19.6)
Payment of deferred consideration for acquisitions	—	(0.1)	(0.1)	(1.8)
Other financing activities	0.7	(0.9)	4.6	4.3
Net cash used in financing activities from continuing operations	(5.9)	(9.2)	(18.5)	(21.6)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(2.6)	—	(1.8)
Investing activities of discontinued operations	—	—	—	—
Financing activities of discontinued operations	—	—	—	—
Net cash used in discontinued operations	—	(2.6)	—	(1.8)
Effect of exchange rate changes on cash	(1.0)	0.5	(1.9)	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	4.2	12.0	(26.2)	(0.9)
Cash and cash equivalents and restricted cash, beginning of period	98.0	102.2	128.4	115.1
Cash and cash equivalents and restricted cash, end of period	$102.2	$114.2	$102.2	$114.2
Supplemental Non-cash Investing and Financing Activities:
Dividends payable issued through accounts payable and accrued liabilities	$0.2	$—	$0.4	$0.1
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	13.4	11.9	23.8	19.4
Financing lease right-of-use assets obtained in exchange for lease obligations	0.7	3.3	3.4	5.9
Operating lease right-of-use assets obtained in exchange for lease obligations	10.3	11.5	15.8	18.2
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29.4	$16.9	$32.9	$40.2
Cash paid for income taxes, net	1.5	4.3	2.5	6.2
Cash and cash equivalents and restricted cash:
Cash and cash equivalents	$98.5	$114.2	$98.5	$114.2
Cash included in prepaid expenses and other current assets	3.7	—	3.7	—
Total	$102.2	$114.2	$102.2	$114.2

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at April 2, 2022	161,075	$1,291.6	$83.9	$(1.8)	$(69.2)	$1,304.5
Net loss	—	—	—	(22.5)	—	(22.5)
Other comprehensive income, net of tax	—	—	—	—	1.8	1.8
Common shares dividends ($0.07 per common share)	—	—	—	(11.4)	—	(11.4)
Share-based compensation	—	—	4.2	—	—	4.2
Common shares repurchased and canceled	(21)	(0.2)	—	—	—	(0.2)
Common shares issued - Equity Incentive Plan	120	0.6	(0.6)	—	—	—
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	34	0.6	(0.2)	—	—	0.4
Balance at July 2, 2022	161,209	$1,292.6	$87.3	$(35.7)	$(67.4)	$1,276.8

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2022	160,732	$1,286.9	$85.9	$16.4	$(69.1)	$1,320.1
Net loss	—	—	—	(29.2)	—	(29.2)
Other comprehensive income, net of tax	—	—	—	—	1.7	1.7
Common shares dividends ($0.14 per common share)	—	—	—	(22.9)	—	(22.9)
Share-based compensation	—	—	7.5	—	—	7.5
Common shares repurchased and canceled	(135)	(2.0)	—	—	—	(2.0)
Common shares issued - Equity Incentive Plan	552	6.7	(5.9)	—	—	0.8
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	59	1.0	(0.2)	—	—	0.8
Balance at July 2, 2022	161,209	$1,292.6	$87.3	$(35.7)	$(67.4)	$1,276.8

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at April 3, 2021	160,818	$1,274.2	$81.6	$61.1	$(80.2)	$1,336.7
Net loss	—	—	—	(8.3)	—	(8.3)
Other comprehensive income, net of tax	—	—	—	—	2.0	2.0
Common shares dividends ($0.06 per common share)	—	—	—	(9.7)	—	(9.7)
Share-based compensation	—	—	3.8	—	—	3.8
Common shares repurchased and canceled	(803)	(6.5)	—	(6.7)	—	(13.2)
Common shares issued - Equity Incentive Plan	1,554	19.4	(5.2)	—	—	14.2
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	34	0.6	(0.1)	—	—	0.5
Balance at July 3, 2021	161,604	$1,287.7	$80.1	$36.4	$(78.2)	$1,326.0

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 2, 2021	160,406	$1,268.0	$84.5	$81.1	$(86.7)	$1,346.9
Net loss	—	—	—	(18.5)	—	(18.5)
Other comprehensive income, net of tax	—	—	—	—	8.5	8.5
Common shares dividends ($0.12 per common share)	—	—	—	(19.5)	—	(19.5)
Share-based compensation	—	—	6.2	—	—	6.2
Common shares repurchased and canceled	(982)	(9.6)	—	(6.7)	—	(16.3)
Common shares issued - Equity Incentive Plan	2,119	28.3	(10.5)	—	—	17.8
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	60	1.0	(0.1)	—	—	0.9
Balance at July 3, 2021	161,604	$1,287.7	$80.1	$36.4	$(78.2)	$1,326.0
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited

Note 1—Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading provider of sustainable drinking water solutions in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customer’s door, whether at home or to businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 14,000 locations, water dispenser sales at approximately 9,000 locations and water refill units at approximately 24,000 locations, respectively. Primo also offers water filtration units across its 21-country footprint.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our European operations have maintained carbon neutrality for more than ten years, and our U.S. operations achieved carbon neutral certification in 2020 under the CarbonNeutral Protocol, an international standard administered by Natural Capital Partners. In 2021, the Company achieved carbon neutrality on a global basis. In late 2021, Primo announced its planned exit from the North American small-format retail water business. This business is relatively small and uses predominantly single-use plastic bottles. The exit from this category is estimated to reduce single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins. The exit was completed during the second quarter of 2022.
During the second quarter of 2022, our Board of Directors approved the exit of our business in Russia. Accordingly, we classified the assets and liabilities of this business as held for sale (assets held for sale, net of impairment, of $10.3 million and liabilities held for sale of $6.3 million are included within prepaid expenses and other current assets and accounts payable and accrued liabilities, respectively, on the Consolidated Balance Sheet as of July 2, 2022), and recorded an impairment charge of $11.2 million to reduce the carrying value to the estimated fair value less costs to sell. Separately, we reviewed and realigned our reporting segments, as further described in "Changes in Presentation" below. The decision to exit our business in Russia and the realignment of segments resulted in a triggering event for goodwill and intangible assets with indefinite lives requiring quantitative assessments for the combined Eden business immediately before the realignment of segments and for the Eden Europe and Israel businesses upon realignment of segments. These assessments resulted in recording a goodwill impairment charge of $11.2 million due to a decrease in cash flows associated with the exit of our business in Russia and recording a trademark impairment charge of $6.7 million primarily due to a decrease in the royalty rate used in the quantitative analysis. These impairment charges, along with the impairment charge of $11.2 million to reduce the carrying value of the Russia business to its estimated fair value less costs to sell, resulted in total impairment charges of $29.1 million which are included within impairment charges on the Consolidated Statements of Operations for the three and six months ended July 2, 2022. All impairment charges are included in the Europe reporting segment. The exit of our business in Russia was completed on July 19, 2022.
During the second quarter of 2022, our Board of Directors approved the sale of four of our properties. The sales are expected to be completed within the next year. Accordingly, we classified the land and buildings as held for sale (assets held for sale of $21.6 million are included within prepaid expenses and other current assets).

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
Changes in Presentation
During the second quarter of 2022, we reviewed and realigned our reporting segments to reflect how the business will be managed and evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, certain of our businesses previously included in the Rest of World segment (now renamed "Europe") were realigned between the Europe reporting segment and the Other category. Our two reporting segments are as follows: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo businesses) and Europe (which includes the European business of Eden Springs Netherlands B.V. (“Eden Europe”), Decantae Mineral Water Limited (“Decantae”) and Fonthill Waters Ltd ("Fonthill") businesses). The Other category includes the Israel business of Eden ("Eden Israel"), Aimia Foods Limited (“Aimia”) and John Farrer & Company Limited (“Farrers”) businesses, as well as our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.
COVID-19 Pandemic
In response to the novel coronavirus (“COVID-19”) pandemic, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and six months ended July 2, 2022, we received wage subsidies under these programs totaling nil and $0.3 million, respectively, compared to $0.8 million and $2.2 million, for the three and six months ended July 3, 2021, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. We have adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $7.5 million were included in accounts payable and accrued liabilities on our Consolidated Balance Sheets as of July 2, 2022 and January 1, 2022.
Significant Accounting Policies
Included in Note 1 of our 2021 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our branch locations to the end-user consumer of those products are recorded in SG&A expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $137.3 million and $264.6 million for the three and six months ended July 2, 2022, respectively, and $118.6 million and $228.7 million for the three and six months ended July 3, 2021, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. During the second quarter of 2022, our Board of Directors approved the exit of our business in Russia and our reporting segments were realigned. In connection therewith, we identified a triggering event indicating possible impairment of goodwill and intangible assets, as further described below. We did not identify impairment of our property, plant and equipment, lease-related right-of-use assets, or long-lived assets except as noted above related to the Russia assets held for sale.
The Company operates through four operating segments: North America, Europe, Eden Israel, and Aimia. The North America and Europe operating segments are reportable operating segments, and Eden Israel and Aimia are nonreportable operating segments within our Other category. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our North America operating segment was determined to have three components: DSS, Mountain Valley, and Aquaterra. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). Our Europe operating segment was determined to have three components: Eden Europe, Decantae, and Fonthill, none of which have similar economic characteristics. Our Aimia operating segment was determined to have two components: Aimia and Farrers, neither of which have similar economic characteristics. Our Eden Israel operating segment was determined to be a single component. We have thus determined our reporting units are DSSAqua, Mountain Valley, Eden Europe, Eden Israel, Aimia, Decantae, Farrers and Fonthill.
Due to the triggering events identified above arising from the exit of the Russia business and the triggering event arising as a result of the realignment of segments, we were required to perform an impairment test. We elected to bypass the qualitative assessment and performed an interim quantitative impairment test as of May 10, 2022. The interim quantitative impairment test was performed both (1) on a pre-realignment basis on the combined Eden reporting unit (which, prior to realignment, included the Eden Europe and Eden Israel businesses), and (2) on a post-realignment basis, on the Eden Europe and Eden Israel reporting units separately.
We determined the fair value of the reporting units being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50% each to determine the fair value of the reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Critical assumptions used in our valuation of reporting units included the anticipated future cash flows, a weighted-average terminal growth rate of 1.5%, a discount rate of 9.0%, and the comparable company multiples. The anticipated future cash flows assumption reflects projected revenue growth rates, SG&A expenses and capital expenditures. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The comparable company multiples were based on operating data from guideline publicly traded companies and provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were evaluated and adjusted based on specific characteristics of the reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined that, (1) on a pre-realignment basis, goodwill was impaired for the combined Eden reporting unit and, as a result, we recognized an impairment charge of $11.2 million (which is included in impairment charges in the Consolidated Statement of Operations for the three and six months ended July 2, 2022), and (2) on a post-realignment basis, the estimated fair value of each of the Eden Europe and Eden Israel reporting units equaled their respective carrying values (therefore, no goodwill impairment charges were recorded for these two reporting units).

The changes in the carrying amount of goodwill on a reporting segment basis for the six months ended July 2, 2022, are as follows:

	Reporting Segment
	North America	Europe	Other	Total
(in millions of U.S. dollars)
Balance at January 1, 2022
Goodwill	$994.1	$377.6	$53.8	$1,425.5
Accumulated impairment losses	—	(103.6)	(0.5)	(104.1)
	$994.1	$274.0	$53.3	$1,321.4
Goodwill acquired during the year	0.1	0.6	—	0.7
Measurement period adjustments	1.2	1.0	—	2.2
Impairment charges	—	(11.2)	—	(11.2)
Segment realignment allocation	—	(63.3)	63.3	—
Foreign exchange	(0.4)	(21.0)	(6.1)	(27.5)
Balance at July 2, 2022
Goodwill	995.0	294.9	111.0	1,400.9
Accumulated impairment losses	—	(114.8)	(0.5)	(115.3)
	$995.0	$180.1	$110.5	$1,285.6

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
As a result of the triggering events described above arising from the exit of our Russia business and realignment of segments, we also performed recoverability tests on the trademarks with an indefinite life acquired in the acquisition of Eden ("Eden Trademarks") as of May 10, 2022. We elected to bypass the qualitative assessment and performed an interim quantitative impairment test as of May 10, 2022 on the Eden Trademarks. The interim quantitative impairment test was performed for the Eden Trademarks, including the Eden Europe and Eden Israel trademarks, to identify any impairment immediately prior to the segment realignment. The interim quantitative impairment test was then performed for the trademarks with indefinite lives associated with the Eden Europe and Eden Israel businesses upon segment realignment.
To determine the fair value of the trademarks being evaluated, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with the trademark. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademark. The assumptions used to estimate the fair value of the trademark are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, we determined that, (1) on a pre-realignment basis, the estimated fair value of the Eden Trademarks exceeded the carrying value by approximately 9.0% (therefore, no impairment charge was recorded for this trademark), and (2) on a post-realignment basis, the estimated fair value of the trademarks with indefinite lives associated with our Eden Israel business exceeded the carrying value by approximately 103.0% (therefore, no impairment charge was recorded for this trademark), and the trademarks with indefinite lives associated with our Eden Europe business were impaired and recognized an impairment charge of $6.7 million. The impairment charge is included in impairment charges in the Consolidated Statement of Operations for the three and six months ended July 2, 2022. The impairment charge is due primarily to the decrease in the royalty rate used in the quantitative assessment.

Recently adopted accounting pronouncements
Update ASU 2021-10- Government Assistance (Topic 832)
In November 2021, the Financial Accounting Standards Board ("FASB") issued guidance that requires business entities to disclose information about certain government assistance they receive. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in this Update either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. Adoption of the new standard did not result in additional disclosures within our unaudited Consolidated Financial Statements.
Recently issued accounting pronouncements
Update ASU 2020-04 – Reference Rate Reform (Topic 848)
In March 2020, the FASB issued guidance which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or any other reference rates expected to be discontinued because of reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and do not expect a material impact at this time. We elected to apply the debt agreement expedient and therefore will account for debt agreement amendments as if the modification was not substantial and thus a continuation of the existing contract. Additional elections of expedients and exceptions provided under the guidance will be made when contract modifications in response to reference rate reform commence.
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
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $8.2 million and $8.0 million on July 2, 2022 and January 1, 2022, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at July 2, 2022 and January 1, 2022 were $15.5 million and $12.6 million, respectively. The amount of revenue recognized in the three and six months ended July 2, 2022 that was included in the January 1, 2022 deferred revenue balance was $2.4 million and $11.0 million, respectively.
The Company does not have any material contract assets as of July 2, 2022 and January 1, 2022.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
United States	$419.8	$378.1	$801.6	$728.0
United Kingdom	33.4	38.2	74.8	74.9
Canada	17.1	18.6	32.5	34.5
All other countries	101.1	91.2	188.6	167.1
Total	$571.4	$526.1	$1,097.5	$1,004.5

Note 3—Acquisitions
SipWell Acquisition
On December 30, 2021, Eden Springs Netherlands B.V., a wholly-owned subsidiary of the Company ("Eden"), completed the acquisition of Sip-Well NV, the leading distributor of water solutions in Belgium (the "SipWell Acquisition"). The total cash consideration paid by Eden in the SipWell Acquisition was $53.1 million, subject to adjustments for any non-permitted leakage since a locked box date. The SipWell Acquisition was funded through a combination of incremental borrowings under the Company’s Revolving Credit Facility and cash on hand.
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
Measurement period adjustments recorded during the six months ended July 2, 2022 include an adjustment to accounts receivable based on a review of the fair value and adjustments to operating and financing lease right-of-use assets and obligations based on a review of acquired leases. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
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

Note 4—Share-based Compensation
In the second quarter of 2022, we granted 76,480 common shares with an aggregate grant date fair value of approximately $1.2 million to the non-management members of our Board of Directors under the Amended and Restated Primo Water Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.
Note 5—Income Taxes
Income tax expense was $1.4 million on pre-tax loss of $21.1 million for the three months ended July 2, 2022, as compared to income tax benefit of $3.4 million on pre-tax loss of $11.7 million in the comparable prior year period. Income tax expense was $3.8 million on pre-tax loss of $25.4 million for the six months ended July 2, 2022, as compared to income tax expense of $1.3 million on pre-tax loss of $17.2 million in the comparable prior year period. The effective income tax rates for the three and six months ended July 2, 2022 were (6.6)% and (15.0)%, respectively, compared to 29.1% and (7.6)% in the comparable prior year periods.
The effective tax rate for the three and six months ended July 2, 2022 varied from the effective tax rate in the comparable prior year period due primarily to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit is recognized and increased earnings in taxable jurisdictions.
The effective tax rate for the three and six months ended July 2, 2022 varied from the statutory tax rate primarily due to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit is recognized, losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances, and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.

Note 6—Common Shares and Net Loss per Common Share
Common Shares
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021. We did not repurchase any outstanding common shares under the plan during the second quarter of 2022 and the program has now expired. In total, we repurchased 2,646,831 common shares for $43.5 million under this share repurchase program which were subsequently canceled.
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

	For the Three Months Ended		For the Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Weighted average common shares outstanding - basic	161,149	161,561	161,038	161,097
Dilutive effect of Stock Options	—	—	—	—
Dilutive effect of Performance-based RSUs	—	—	—	—
Dilutive effect of Time-based RSUs	—	—	—	—
Weighted average common shares outstanding - diluted	161,149	161,561	161,038	161,097

The following table summarizes anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Stock Options	4,617	5,719	4,617	5,719
Performance-based RSUs [1]	1,191	836	1,191	836
Time-based RSUs [2]	841	481	841	481
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of performance targets for these awards.
2     Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.

Note 7—Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, self-service refill drinking water, filtration units, premium spring, sparkling and flavored water, mineral water, and coffee.
During the second quarter of 2022, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be evaluated. Following such review, certain of our businesses previously included in the Rest of World segment were realigned between the Europe reporting segment and the Other category. Our two reporting segments are as follows: North America (which includes our DSS, Aquaterra, Mountain Valley and Legacy Primo businesses) and Europe (which includes our Eden Europe, Decantae and Fonthill businesses). The Other category includes our Eden Israel, Aimia and Farrers businesses, as well as our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.

(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
For the Three Months Ended July 2, 2022
Revenue, net	$436.7	$69.9	$64.8	$—	$571.4
Depreciation and amortization	44.3	10.1	5.8	—	60.2
Operating income (loss)	48.3	(29.1)	(12.6)	—	6.6
Additions to property, plant and equipment	35.7	6.9	4.0	—	46.6
For the Six Months Ended July 2, 2022
Revenue, net	$833.8	$134.2	$129.5	$—	$1,097.5
Depreciation and amortization	89.6	19.9	11.9	—	121.4
Operating income (loss)	76.6	(32.7)	(22.0)	—	21.9
Additions to property, plant and equipment	62.3	13.1	9.8	—	85.2

(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
For the Three Months Ended July 3, 2021
Revenue, net[1]	$396.7	$64.3	$65.4	$(0.3)	$526.1
Depreciation and amortization	36.5	9.9	5.6	—	52.0
Operating income (loss)	40.1	(1.6)	(6.9)	—	31.6
Additions to property, plant and equipment	24.1	6.3	4.4	—	34.8
For the Six Months Ended July 3, 2021
Revenue, net[1]	$762.2	$119.9	$123.3	$(0.9)	$1,004.5
Depreciation and amortization	74.3	19.6	11.2	—	105.1
Operating income (loss)	66.2	(5.0)	(16.5)	—	44.7
Additions to property, plant and equipment	44.3	11.3	6.2	—	61.8
______________________
1 Intersegment revenue between the Other category and the Europe reporting segment was $0.3 million for three months ended July 3, 2021 and $0.9 million for the six months ended July 3, 2021.
Revenues by channel by reporting segment were as follows:

	For the Three Months Ended July 2, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$321.1	$53.7	$11.7	$—	$386.5
Water Refill/Water Filtration	47.3	8.2	0.7	—	56.2
Other Water	22.2	0.4	21.5	—	44.1
Water Dispensers	18.5	—	—	—	18.5
Other	27.6	7.6	30.9	—	66.1
Total	$436.7	$69.9	$64.8	$—	$571.4

	For the Six Months Ended July 2, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$599.4	$101.9	$22.5	$—	$723.8
Water Refill/Water Filtration	89.5	16.4	1.2	—	107.1
Other Water	56.2	0.8	37.5	—	94.5
Water Dispensers	32.7	—	—	—	32.7
Other	56.0	15.1	68.3	—	139.4
Total	$833.8	$134.2	$129.5	$—	$1,097.5

	For the Three Months Ended July 3, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations[1]	Total
Revenue, net
Water Direct/Water Exchange	$264.9	$47.7	$10.4	$—	$323.0
Water Refill/Water Filtration	45.1	7.8	0.2	—	53.1
Other Water	42.2	0.4	22.0	—	64.6
Water Dispensers	17.6	—	—	—	17.6
Other	26.9	8.4	32.8	(0.3)	67.8
Total	$396.7	$64.3	$65.4	$(0.3)	$526.1

	For the Six Months Ended July 3, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations[1]	Total
Revenue, net
Water Direct/Water Exchange	$503.7	$88.0	$18.9	$—	$610.6
Water Refill/Water Filtration	90.2	15.7	0.2	—	106.1
Other Water	83.1	0.6	37.2	—	120.9
Water Dispensers	32.6	—	—	—	32.6
Other	52.6	15.6	67.0	(0.9)	134.3
Total	$762.2	$119.9	$123.3	$(0.9)	$1,004.5

______________________
1    Intersegment revenue between the Other category and the Europe reporting segment was $0.3 million for three months ended July 3, 2021 and $0.9 million for the six months ended July 3, 2021.

Note 8—Inventories
The following table summarizes inventories as of July 2, 2022 and January 1, 2022:

(in millions of U.S. dollars)	July 2, 2022	January 1, 2022
Raw materials	$64.7	$56.7
Finished goods	31.0	27.0
Resale items	11.9	9.1
Other	2.1	1.8
Total	$109.7	$94.6

Note 9—Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three and six months ended July 2, 2022 and July 3, 2021 were as follows:

(in millions of U.S. dollars) [1]	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance April 2, 2022	$(1.7)	$(67.5)	$(69.2)
OCI before reclassifications	—	1.8	1.8
Amounts reclassified from AOCI	—	—	—
Net current-period OCI	—	1.8	1.8
Ending balance July 2, 2022	$(1.7)	$(65.7)	$(67.4)

Beginning balance January 1, 2022	$(1.7)	$(67.4)	$(69.1)
OCI before reclassifications	—	1.7	1.7
Amounts reclassified from AOCI	—	—	—
Net current-period OCI	—	1.7	1.7
Ending balance July 2, 2022	$(1.7)	$(65.7)	$(67.4)

Beginning balance April 3, 2021	$(1.1)	$(79.1)	$(80.2)
OCI before reclassifications	—	2.0	2.0
Amounts reclassified from AOCI	—	—	—
Net current-period OCI	—	2.0	2.0
Ending Balance July 3, 2021	$(1.1)	$(77.1)	$(78.2)

Beginning balance January 2, 2021	$(1.1)	$(85.6)	$(86.7)
OCI before reclassifications	—	8.5	8.5
Amounts reclassified from AOCI	—	—	—
Net current-period OCI	—	8.5	8.5
Ending Balance July 3, 2021	$(1.1)	$(77.1)	$(78.2)

______________________
1     All amounts are net of tax. Amounts in parentheses indicate debits.
There were no amounts reclassified from AOCI for the three and six months ended July 2, 2022 and July 3, 2021, respectively.
Note 10—Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
We had $58.6 million in standby letters of credit outstanding as of July 2, 2022 ($59.4 million as of January 1, 2022).

Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $15.0 million as of July 2, 2022, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.
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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings, and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of July 2, 2022 and January 1, 2022 were as follows:

	July 2, 2022		January 1, 2022
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$464.3	$376.4	$502.7	$516.2
4.375% senior notes due in 2029 [1,2]	740.7	606.4	740.0	735.8
Total	$1,205.0	$982.8	$1,242.7	$1,252.0
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2    Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of July 2, 2022 and January 1, 2022.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a non-recurring basis. These assets can include goodwill, intangible assets, property, plant and equipment, lease-related right-of-use assets, and long-lived assets that have been reduced to fair value when they are held for sale. If certain triggering events occur, or if an annual impairment test is required, we would evaluate these non-financial assets for impairment. If an impairment were to occur, the asset would be recorded at the estimated fair value, using primarily Level 2 or unobservable Level 3 inputs.
During the second quarter of 2022, the assets held for sale of our business in Russia were measured at the lower of carrying value or fair value less costs to sell as discussed in more detail in Note 1 - Business and Recent Accounting Pronouncements. The Company's measurement of fair value less costs to sell was based on the total consideration expected to be received by the Company as outlined in the disposition agreement which is a Level 2 input.

During the second quarter of 2022, as a result of the exit of our Russia business and realignment of segments, we identified a triggering event indicating possible impairment of goodwill and intangible assets. See Note 1 to the Consolidated Financial Statements for additional information on goodwill and intangible asset impairment. The determination of the estimated fair values of the reporting units included unobservable Level 3 inputs. We did not identify impairment of our property, plant and equipment, lease-related right-of-use assets, or long-lived assets except as noted above related to the Russia assets held for sale.
Note 12—Subsequent Events
On August 9, 2022, our Board of Directors declared a dividend of $0.07 per share on common shares, payable in cash on September 7, 2022, to shareowners of record at the close of business on August 24, 2022.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period commencing on August 15, 2022.
On July 21, 2022, we entered into an agreement for the sale of one of our properties. The aggregate estimated consideration is $54.0 million. The closing of the transaction is subject to satisfaction of customary conditions. The agreement includes a provision for the potential leaseback of the property. We are currently assessing the impact of the transaction on our Consolidated Financial Statements.
On July 19, 2022, we completed the sale of our Russia business. During the second quarter of 2022, in connection with the decision to exit the Russia business, the assets and liabilities were classified as held for sale and an asset impairment charge was recorded. Refer to Note 1 - Business and Recent Accounting Pronouncements for additional details. We are currently assessing the impact of the sale on our Consolidated Financial Statements.

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
Overview
Primo is a leading provider of sustainable drinking water solutions in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customer’s door, whether at home or to businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 14,000 locations, water dispenser sales at approximately 9,000 locations and water refill units at approximately 24,000 locations, respectively. Primo also offers water filtration units across its 21-country footprint.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our European operations have maintained carbon neutrality for more than ten years, and our U.S. operations achieved carbon neutral certification in 2020 under the CarbonNeutral Protocol, an international standard administered by Natural Capital Partners. In 2021, the Company achieved carbon neutrality on a global basis. In late 2021, we announced our planned exit from the North American small-format retail water business. This business is relatively small and uses predominantly single-use plastic bottles. The exit from this category is estimated to reduce single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins. The exit was completed during the second quarter of 2022.
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
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we classified the assets and liabilities of this business as held for sale (assets held for sale, net of impairment, of $10.3 million and liabilities held for sale of $6.3 million are included within prepaid expenses and other current assets and accounts payable and accrued liabilities, respectively, on the Consolidated Balance Sheet as of July 2, 2022), and recorded an impairment charge of $11.2 million to reduce the carrying value to the estimated fair value less costs to sell. Separately, we reviewed our reporting segments, and following such review, certain of our businesses previously included in the Rest of World segment (now renamed "Europe") were realigned between the Europe reporting segment and the Other category. Our two reporting segments are as follows: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo businesses) and Europe (which includes the European business of Eden Springs Netherlands B.V. (“Eden Europe”), Decantae Mineral Water Limited (“Decantae”) and Fonthill Waters Ltd ("Fonthill") businesses). The Other category includes the Israel business of Eden ("Eden Israel"), Aimia Foods Limited (“Aimia”) and John Farrer & Company Limited (“Farrers”) businesses, as well as our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.

The decision to exit our business in Russia and the realignment of segments resulted in a triggering event for goodwill and intangible assets with indefinite lives requiring quantitative assessments for the combined Eden business immediately before the realignment of segments and for the Eden Europe and Israel businesses upon realignment of segments. These assessments resulted in recording a goodwill impairment charge of $11.2 million due to a decrease in cash flows associated with the exit of our business in Russia and recording a trademark impairment charge of $6.7 million primarily due to a decrease in the royalty rate used in the quantitative analysis. These impairment charges, along with the impairment charge of $11.2 million to reduce the carrying value of the Russia business to its estimated fair value less costs to sell, resulted in total impairment charges of $29.1 million which are included within impairment charges on the Consolidated Statements of Operations for the three and six months ended July 2, 2022. All impairment charges are included in the Europe reporting segment. The exit of our business in Russia was completed on July 19, 2022.
During the second quarter of 2022, our Board of Directors approved the sale of four of our properties. The sales are expected to be completed within the next year. Accordingly, we classified the land and buildings as held for sale (assets held for sale of $21.6 million are included within prepaid expenses and other current assets).
Impact of the COVID-19 Pandemic and General Economic Conditions
Our global operations expose us to risks associated with the coronavirus (“COVID-19”) pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. The measures taken by authorities in many jurisdictions, including travel restrictions, quarantines, shelter in place orders, and business shutdowns have impacted and will further impact us, our customers, employees, distributors, suppliers and other third parties with whom we do business. These measures, and any future measures, may result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain, increases in employee costs, general economy-wide inflation or otherwise), and further impacts on our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
While we continually review and modify our health and safety protocols, business continuity plans and crisis management protocols as needed and have taken other operational actions in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, the extent of the impact will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market, including the duration and scope of the pandemic, the emergence of new variants of the virus and the efficacy of vaccines against such variants, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary. Moreover, disruptions in the global supply chain, the effects of the Russia/Ukraine war, labor shortages, inflation, and rising interest rates further exacerbate challenging economic conditions from the pandemic or otherwise.
As we deliver bottled water to residential and business customers across a 21-country footprint and provide multi-gallon bottled water, self-service refill drinking water and water dispensers to customers through major retailers in North America, the profile of the services we provide and the products we sell, and the amount of revenue attributable to such services and products, varies by jurisdiction. Changes in demand as a result of COVID-19 will vary in scope and timing across these markets. Any continued economic uncertainty can adversely affect our customers’ financial condition, resulting in an inability to pay for our services or products, reduced or canceled orders of our services or products, or our suppliers’ inability to supply us with the items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or suppliers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable. In addition, economic uncertainty associated with COVID-19 pandemic has resulted in volatility in the global capital and credit markets, which can impair our ability to access these markets on terms commercially acceptable to us, or at all. Although we have operated in the COVID-19 environment for more than two years, the full extent of the COVID-19 pandemic and its impacts on our business and the markets served by the Company's operations continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and spikes in infections (including the spread of variants) also being experienced.

In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and six months ended July 2, 2022, we received wage subsidies under these programs totaling nil and $0.3 million, respectively, compared to $0.8 million and $2.2 million, for the three and six months ended July 3, 2021, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. We have adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $7.5 million were included in accounts payable and accrued liabilities on our Consolidated Balance Sheets as of July 2, 2022 and January 1, 2022.
Divestiture, Acquisition and Financing Transactions
On November 4, 2021, as part of our overall strategy to increase profitability and further reduce our environmental footprint, we announced a plan to exit the North America single-use retail bottled water category, which consists primarily of 1-gallon, 2.5 gallon and case-pack water. The plan does not affect our large format exchange, refill, and dispenser business or our Mountain Valley brand, which sells products primarily in glass bottles. On an annualized basis, these products have accounted for revenue of approximately $140 million. The unwinding of this business was completed during the second quarter of 2022.
On December 30, 2021, Eden Springs Netherlands B.V., a wholly-owned subsidiary of the Company ("Eden"), completed the acquisition of Sip-Well NV, the leading distributor of water solutions in Belgium (the "SipWell Acquisition"). The total cash consideration paid by Eden in the SipWell Acquisition was $53.1 million, subject to adjustments for any non-permitted leakage since a locked box date. The SipWell Acquisition was funded through a combination of incremental borrowings under the Company’s Revolving Credit Facility and cash on hand.
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
Summary Financial Results
Net loss for the three months ended July 2, 2022 (the “second quarter”) and six months ended July 2, 2022 (the "first half of 2022" or "year to date") was $22.5 million or $0.14 per diluted common share, and $29.2 million or $0.18 per diluted common share, respectively, compared with net loss of $8.3 million or $0.05 per diluted common share, and $18.5 million or $0.11 per diluted common share for the three and six months ended July 3, 2021, respectively.
The following items of significance affected our financial results for the first half of 2022:

•Net revenue increased $93.0 million or 9.3%, from the prior year period due primarily to customer growth, increased demand across our customer base, pricing initiatives, and benefit from tuck-in acquisitions, partially offset by the exit from the single-use retail bottled water business in North America and the impact of unfavorable foreign exchange rates;

•Gross profit increased to $631.9 million from $561.7 million in the prior year period due primarily to pricing initiatives, increased Water Direct volume, and the exit from the single-use retail bottled water business in North America, partially offset by the impact of unfavorable foreign exchange rates. Gross profit as a percentage of net revenue was 57.6% compared to 55.9% in the prior year period;
•SG&A expenses increased to $569.9 million from $507.9 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth as well as inflationary cost increases. SG&A expenses as a percentage of net revenue was 51.9% compared to 50.6% in the prior year period;
•Acquisition and integration expenses increased to $9.2 million from $3.7 million in the prior year period due primarily to increased tuck-in activity, costs associated with the exit from the single-use retail bottled water business in North America and ongoing integration costs incurred in connection with the acquisition of Primo Water Corporation ("Legacy Primo" and such transaction, the "Legacy Primo Acquisition") compared to the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.8% compared to 0.4% in the prior year period;
•Impairment charges increased to $29.1 million from nil in the prior year period due to the non-cash impairment charges resulting from the exit of our business in Russia and realignment of our segments. The charges include an asset impairment charge of $11.2 million, a goodwill impairment charge of $11.2 million and a trademark impairment charge of $6.7 million in the current year.
•Other expense, net was $13.4 million compared to other expense, net of $25.2 million in the prior year period due primarily to unrealized foreign exchange losses in the current year period and costs to redeem our 2025 Notes incurred in the prior year period.
•Income tax expense was $3.8 million on pre-tax loss of $25.4 million compared to income tax expense of $1.3 million on pre-tax loss of $17.2 million in the prior year period due primarily to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit is recognized and increased earnings in taxable jurisdictions;
•Adjusted EBITDA increased to $195.9 million compared to $175.7 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $90.3 million compared to $88.3 million in the prior year period. The $2.0 million increase was due primarily to improved earnings, excluding non-cash charges, relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and six months ended July 2, 2022 and July 3, 2021:

	For the Three Months Ended				For the Six Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	571.4	100.0	526.1	100.0	1,097.5	100.0	1,004.5	100.0
Cost of sales	239.1	41.8	228.9	43.5	465.6	42.4	442.8	44.1
Gross profit	332.3	58.2	297.2	56.5	631.9	57.6	561.7	55.9
Selling, general and administrative expenses	291.6	51.0	259.9	49.4	569.9	51.9	507.9	50.6
Loss on disposal of property, plant and equipment, net	0.1	—	3.3	0.6	1.8	0.2	5.4	0.5
Acquisition and integration expenses	4.9	0.9	2.4	0.5	9.2	0.8	3.7	0.4
Impairment charges	29.1	5.1	—	—	29.1	2.7	—	—
Operating income	6.6	1.2	31.6	6.0	21.9	2.0	44.7	4.4
Other expense, net	10.7	1.9	25.6	4.9	13.4	1.2	25.2	2.5
Interest expense, net	17.0	3.0	17.7	3.4	33.9	3.1	36.7	3.7
Loss before income taxes	(21.1)	(3.7)	(11.7)	(2.2)	(25.4)	(2.3)	(17.2)	(1.7)
Income tax expense (benefit)	1.4	0.2	(3.4)	(0.6)	3.8	0.3	1.3	0.1
Net Loss	(22.5)	(3.9)	(8.3)	(1.6)	(29.2)	(2.7)	(18.5)	(1.8)
Depreciation & amortization	60.2	10.5	52.0	9.9	121.4	11.1	105.1	10.5

The following tables summarize the change in revenue by reporting segment for the three and six months ended July 2, 2022:

	For the Three Months Ended July 2, 2022
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Eliminations	Total
Change in revenue	$40.0	$5.6	$(0.6)	$0.3	$45.3
Impact of foreign exchange [1]	0.7	8.6	3.9	—	13.2
Change excluding foreign exchange	$40.7	$14.2	$3.3	$0.3	$58.5
Percentage change in revenue	10.1%	8.7%	(0.9)%	(100.0)%	8.6%
Percentage change in revenue excluding foreign exchange	10.3%	22.1%	5.0%	(100.0)%	11.1%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

	For the Six Months Ended July 2, 2022
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Eliminations	Total
Change in revenue	$71.6	$14.3	$6.2	$0.9	$93.0
Impact of foreign exchange[1]	0.7	13.1	4.0	—	17.8
Change excluding foreign exchange	$72.3	$27.4	$10.2	$0.9	$110.8
Percentage change in revenue	9.4%	11.9%	5.0%	(100.0)%	9.3%
Percentage change in revenue excluding foreign exchange	9.5%	22.9%	8.3%	(100.0)%	11.0%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.
The following tables summarize the change in gross profit by reporting segment for the three and six months ended July 2, 2022:

	For the Three Months Ended July 2, 2022
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Eliminations	Total
Change in gross profit	$34.8	$2.6	$(2.3)	$—	$35.1
Impact of foreign exchange [1]	0.4	5.9	0.7	—	7.0
Change excluding foreign exchange	$35.2	$8.5	$(1.6)	$—	$42.1
Percentage change in gross profit	15.4%	5.9%	(8.4)%	—%	11.8%
Percentage change in gross profit excluding foreign exchange	15.6%	19.2%	(5.8)%	—%	14.2%
______________________
1     Impact of foreign exchange is the difference between the current period gross profit translated utilizing the current period average foreign exchange rates less the current period gross profit translated utilizing the prior period average foreign exchange rates.

	For the Six Months Ended July 2, 2022
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Eliminations	Total
Change in gross profit	$62.3	$8.4	$(0.5)	$—	$70.2
Impact of foreign exchange[1]	0.4	9.2	0.2	—	9.8
Change excluding foreign exchange	$62.7	$17.6	$(0.3)	$—	$80.0
Percentage change in gross profit	14.5%	10.2%	(1.0)%	—%	12.5%
Percentage change in gross profit excluding foreign exchange	14.6%	21.4%	(0.6)%	—%	14.2%
______________________
1     Impact of foreign exchange is the difference between the current period gross profit translated utilizing the current period average foreign exchange rates less the current period gross profit translated utilizing the prior period average foreign exchange rates.

Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are disclosed in the Other category.

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and six months ended July 2, 2022 and July 3, 2021:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue, net
North America	$436.7	$396.7	$833.8	$762.2
Europe	69.9	64.3	134.2	119.9
Other	64.8	65.4	129.5	123.3
Eliminations	—	(0.3)	—	(0.9)
Total	$571.4	$526.1	$1,097.5	$1,004.5
Gross profit
North America	$260.4	$225.6	$492.4	$430.1
Europe	46.8	44.2	90.6	82.2
Other	25.1	27.4	48.9	49.4
Total	$332.3	$297.2	$631.9	$561.7
Selling, general and administrative expenses
North America	$208.6	$180.6	$408.3	$356.4
Europe	45.9	46.0	92.1	87.1
Other	37.1	33.3	69.5	64.4
Total	$291.6	$259.9	$569.9	$507.9
Operating income (loss)
North America	$48.3	$40.1	$76.6	$66.2
Europe	(29.1)	(1.6)	(32.7)	(5.0)
Other	(12.6)	(6.9)	(22.0)	(16.5)
Total	$6.6	$31.6	$21.9	$44.7
______________________

The following tables summarize net revenue by channel for the three and six months ended July 2, 2022 and July 3, 2021:

	For the Three Months Ended July 2, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$321.1	$53.7	$11.7	$—	$386.5
Water Refill/Water Filtration	47.3	8.2	0.7	—	56.2
Other Water	22.2	0.4	21.5	—	44.1
Water Dispensers	18.5	—	—	—	18.5
Other	27.6	7.6	30.9	—	66.1
Total	$436.7	$69.9	$64.8	$—	$571.4

	For the Six Months Ended July 2, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$599.4	$101.9	$22.5	$—	$723.8
Water Refill/Water Filtration	89.5	16.4	1.2	—	107.1
Other Water	56.2	0.8	37.5	—	94.5
Water Dispensers	32.7	—	—	—	32.7
Other	56.0	15.1	68.3	—	139.4
Total	$833.8	$134.2	$129.5	$—	$1,097.5

	For the Three Months Ended July 3, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$264.9	$47.7	$10.4	$—	$323.0
Water Refill/Water Filtration	45.1	7.8	0.2	—	53.1
Other Water	42.2	0.4	22.0	—	64.6
Water Dispensers	17.6	—	—	—	17.6
Other	26.9	8.4	32.8	(0.3)	67.8
Total	$396.7	$64.3	$65.4	$(0.3)	$526.1

	For the Six Months Ended July 3, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$503.7	$88.0	$18.9	$—	$610.6
Water Refill/Water Filtration	90.2	15.7	0.2	—	106.1
Other Water	83.1	0.6	37.2	—	120.9
Water Dispensers	32.6	—	—	—	32.6
Other	52.6	15.6	67.0	(0.9)	134.3
Total	$762.2	$119.9	$123.3	$(0.9)	$1,004.5

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended July 2, 2022 and July 3, 2021:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Loss	$(22.5)	$(8.3)	$(29.2)	$(18.5)
Interest expense, net	17.0	17.7	33.9	36.7
Income tax expense (benefit)	1.4	(3.4)	3.8	1.3
Depreciation and amortization	60.2	52.0	121.4	105.1
EBITDA	$56.1	$58.0	$129.9	$124.6
Acquisition and integration costs	4.9	2.4	9.2	3.7
Share-based compensation costs	4.2	3.8	7.5	6.2
COVID-19 costs	—	0.5	—	1.2
Impairment charges	29.1	—	29.1	—
Foreign exchange and other losses (gains), net	11.5	(1.0)	15.4	(1.1)
Loss on disposal of property, plant and equipment, net	0.1	3.3	1.8	5.4
Loss on extinguishment of long-term debt	—	27.2	—	27.2
Other adjustments, net	2.1	5.3	3.0	8.5
Adjusted EBITDA	$108.0	$99.5	$195.9	$175.7

Three Months Ended July 2, 2022 Compared to Three Months Ended July 3, 2021
Revenue, Net
Net revenue increased $45.3 million, or 8.6%, in the second quarter from the prior year period.
North America net revenue increased $40.0 million, or 10.1%, in the second quarter from the prior year period due primarily to customer growth, pricing initiatives, and increased demand for products and services from residential and business-to-business customers, partially offset by the exit from the single-use retail bottled water business.
Europe net revenue increased $5.6 million, or 8.7%, in the second quarter from the prior year period due primarily to increased demand for our products and services from residential and business-to-business customers and tuck-in acquisitions, partially offset by the unfavorable impact of foreign exchange rates.
Other net revenue decreased $0.6 million, or 0.9%, in the second quarter from the prior year period due primarily to the unfavorable impact of foreign exchange rates.
Gross Profit
Gross profit increased to $332.3 million in the second quarter from $297.2 million in the prior year period. Gross profit as a percentage of revenue was 58.2% in the second quarter compared to 56.5% in the prior year period.
North America gross profit increased to $260.4 million in the second quarter from $225.6 million in the prior year period due primarily to increased demand for products and services from residential and business-to-business customers, pricing initiatives, and the exit from the single-use retail bottled water business in North America.
Europe gross profit increased to $46.8 million in the second quarter from $44.2 million in the prior year period due primarily to increased demand for products and services from residential and business-to-business customers, partially offset by the unfavorable impact of foreign exchange rates.
Other gross profit decreased to $25.1 million in the second quarter from $27.4 million in the prior year period due primarily to the unfavorable impact of foreign exchange rates.

Selling, General and Administrative Expenses
SG&A expenses increased to $291.6 million in the second quarter from $259.9 million in the prior year period. SG&A expenses as a percentage of revenue was 51.0% in the second quarter compared to 49.4% in the prior year period.
North America SG&A expenses increased to $208.6 million in the second quarter from $180.6 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth as well as inflationary cost increases.
Europe SG&A expenses remained relatively flat at $45.9 million in the second quarter compared to $46.0 million in the prior year period.
Other SG&A expenses increased to $37.1 million in the second quarter from $33.3 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth as well as inflationary cost increases, partially offset by the favorable impact of foreign exchange rates.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $4.9 million in the second quarter from $2.4 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.9% in the second quarter compared to 0.5% in the prior year period.
North America acquisition and integration expenses increased to $3.3 million in the second quarter from $1.3 million in the prior year period due primarily to costs associated with the exit from the single-use retail bottled water business in North America and ongoing integration costs incurred in connection with the Legacy Primo Acquisition.
Europe acquisition and integration expenses increased to $1.0 million in the second quarter from $(0.1) million in the prior year period due primarily to costs associated with tuck-in acquisitions.
Other acquisition and integration expenses decreased to $0.6 million in the second quarter from $1.2 million in the prior year period due to lower acquisition and integration costs related to the Legacy Primo business.
Impairment Charges
Impairment charges increased to $29.1 million in the second quarter from nil in the prior year period. Impairment charges as a percentage of revenue was 5.1% in the second quarter compared to nil in the prior year period.
There were no North America impairment charges in the second quarter or prior year.
Europe impairment charges increased to $29.1 million in the second quarter from nil in the prior year period due to the non-cash impairment charges resulting from the exit of our business in Russia and realignment of our segments. The charges include an asset impairment charge of $11.2 million, a goodwill impairment charge of $11.2 million and a trademark impairment charge of $6.7 million in the current year.
Operating Income (Loss)
Operating income decreased to $6.6 million in the second quarter from operating income of $31.6 million in the prior year period.
North America operating income increased to $48.3 million in the second quarter from $40.1 million in the prior year period due to the items discussed above.
Europe operating loss increased to $29.1 million in the second quarter from $1.6 million in the prior year period due to the items discussed above.
Other operating loss increased to $12.6 million in the second quarter from $6.9 million in the prior year period due to the items discussed above.
Other Expense, Net
Other expense, net was $10.7 million for the second quarter compared to other expense, net of $25.6 million in the prior year period due primarily to unrealized foreign exchange losses in the current year period and costs to redeem our 2025 Notes incurred in the prior year period.

Income Taxes
Income tax expense was $1.4 million in the second quarter compared to income tax benefit of $3.4 million in the prior year period. The effective tax rate for the second quarter was (6.6)% compared to 29.1% in the prior year period.
The effective tax rate for the second quarter varied from the effective tax rate from the prior year period due primarily to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit is recognized and increased earnings in taxable jurisdictions.
Six Months Ended July 2, 2022 Compared to Six Months Ended July 3, 2021
Revenue, Net
Net revenue increased $93.0 million, or 9.3%, for the year to date from the prior year period.
North America net revenue increased $71.6 million, or 9.4%, for the year to date from the prior year period due primarily to customer growth, pricing initiatives, and increased demand for products and services from residential and business-to-business customers, partially offset by the exit from the single-use retail bottled water business in the second quarter.
Europe net revenue increased $14.3 million, or 11.9%, for the year to date from the prior year period due primarily to increased demand for our products and services from residential and business-to-business customers and tuck-in acquisitions, partially offset by the unfavorable impact of foreign exchange rates.
Other net revenue increased $6.2 million, or 5.0%, for the year to date from the prior year period due primarily to increased demand for our products and services from residential and business-to-business customers, partially offset by the unfavorable impact of foreign exchange rates.
Gross Profit
Gross profit increased to $631.9 million for the year to date from $561.7 million in the prior year period. Gross profit as a percentage of revenue was 57.6% year to date compared to 55.9% in the prior year period.
North America gross profit increased to $492.4 million for the year to date from $430.1 million in the prior year period due primarily to increased demand for products and services from residential and business-to-business customers, pricing initiatives, and the exit from the single-use retail bottled water business in North America.
Europe gross profit increased to $90.6 million for the year to date from $82.2 million in the prior year period due primarily to increased demand for products and services from residential and business-to-business customers, partially offset by the unfavorable impact of foreign exchange rates.
Other gross profit decreased to $48.9 million for the year to date from $49.4 million in the prior year period due primarily to the unfavorable impact of foreign exchange rates.
Selling, General and Administrative Expenses
SG&A expenses increased to $569.9 million for the year to date from $507.9 million in the prior year period. SG&A expenses as a percentage of revenue was 51.9% year to date compared to 50.6% in the prior year period.
North America SG&A expenses increased to $408.3 million for the year to date from $356.4 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth as well as inflationary cost increases.
Europe SG&A expenses increased to $92.1 million for the year to date from $87.1 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth as well as inflationary cost increases, partially offset by the favorable impact of foreign exchange rates.
Other SG&A expenses increased to $69.5 million for the year to date from $64.4 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth as well as inflationary cost increases, partially offset by the favorable impact of foreign exchange rates.

Acquisition and Integration Expenses
Acquisition and integration expenses increased to $9.2 million for the year to date from $3.7 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.8% year to date compared to 0.4% in the prior year period.
North America acquisition and integration expenses increased to $5.8 million for the year to date from $2.0 million in the prior year period due primarily to costs associated with the exit from the single-use retail bottled water business in North America and ongoing integration costs incurred in connection with the Legacy Primo Acquisition.
Europe acquisition and integration expenses increased to $2.2 million for the year to date from nil in the prior year period due primarily to costs associated with tuck-in acquisitions.
Other acquisition and integration expenses decreased to $1.2 million for the year to date from $1.7 million in the prior year period due primarily to lower acquisition and integration costs of the Legacy Primo business.
Impairment Charges
Impairment charges increased to $29.1 million for the year to date from nil in the prior year period. Impairment charges as a percentage of revenue was 2.7% year to date compared to nil in the prior year period.
There were no North America impairment charges in the first half of 2022 or 2021.
Europe impairment charges increased to $29.1 million for the year to date from nil in the prior year period due to the non-cash impairment charges resulting from the exit of our business in Russia and realignment of our segments. The charges include an asset impairment charge of $11.2 million, a goodwill impairment charge of $11.2 million and a trademark impairment charge of $6.7 million in the current year.
Operating Income (Loss)
Operating income was $21.9 million for the year to date compared to operating income of $44.7 million in the prior year period.
North America operating income increased to $76.6 million for the year to date from $66.2 million in the prior year period due to the items discussed above.
Europe operating loss increased to $32.7 million for the year to date from $5.0 million in the prior year period due to the items discussed above.
Other operating loss increased to $22.0 million for the year to date from $16.5 million in the prior year period due to the items discussed above.
Other Expense, Net
Other expense, net was $13.4 million for the year to date compared to $25.2 million in the prior year period due primarily to unrealized foreign exchange losses in the current year period and costs to redeem our 2025 Notes incurred in the prior year period.
Income Taxes
Income tax expense was $3.8 million for the year to date compared to income tax expense of $1.3 million in the prior year period. The effective tax rate for the year to date was (15.0)% compared to (7.6)% in the prior year period.
The effective tax rate for the year to date varied from the effective tax rate from the prior year period due primarily to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit is recognized and increased earnings in taxable jurisdictions.
Liquidity and Capital Resources
As of July 2, 2022, we had total debt of $1,526.8 million and $98.5 million of cash and cash equivalents compared to $1,560.9 million of debt and $128.4 million of cash and cash equivalents as of January 1, 2022.

The COVID-19 pandemic has continued to disrupt our business. The extent and duration of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market. These factors include the duration and scope of the pandemic, the emergence of new variants of the virus and the efficacy of vaccines against such variants, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary. Moreover, disruptions in the global supply chain, the effects of the Russia/Ukraine war, labor shortages, inflation, and rising interest rates further exacerbate challenging economic conditions from the pandemic or otherwise.
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
As of July 2, 2022, our outstanding borrowings under the Revolving Credit Facility were $221.0 million and outstanding letters of credit totaled $58.6 million resulting in total utilization under the Revolving Credit Facility of $279.6 million. Accordingly, unused availability under the Revolving Credit Facility as of July 2, 2022 amounted to $70.4 million.
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
A dividend of $0.07 per common share was declared during each quarter of 2022 for an aggregate dividend payment of approximately $22.9 million.

The following table summarizes our cash flows for the three and six months ended July 2, 2022 and July 3, 2021, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net cash provided by operating activities from continuing operations	$66.7	$59.6	$90.3	$88.3
Net cash used in investing activities from continuing operations	(55.6)	(36.3)	(96.1)	(65.5)
Net cash used in financing activities from continuing operations	(5.9)	(9.2)	(18.5)	(21.6)
Cash flows from discontinued operations:
Net cash used in discontinued operations	—	(2.6)	—	(1.8)
Effect of exchange rate changes on cash	(1.0)	0.5	(1.9)	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	4.2	12.0	(26.2)	(0.9)
Cash and cash equivalents and restricted cash, beginning of period	98.0	102.2	128.4	115.1
Cash and cash equivalents and restricted cash, end of period	$102.2	$114.2	$102.2	$114.2
Operating Activities
Cash provided by operating activities from continuing operations was $90.3 million year to date compared to $88.3 million in the prior year period. The $2.0 million increase was due primarily to improved earnings, excluding non-cash charges, relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $96.1 million year to date compared to $65.5 million in the prior year period. The $30.6 million increase was due primarily to an increase in additions to property, plant and equipment relative to the prior year period.
Financing Activities
Cash used in financing activities from continuing operations was $18.5 million year to date compared to $21.6 million in the prior year period. The $3.1 million decrease was due primarily to a decrease in cash used for financing transactions, partially offset by a decrease in cash provided by net short-term borrowings and an increase in dividends paid to common shareholders.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of July 2, 2022.
Contractual Obligations
There were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2021 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2021 Annual Report.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of July 2, 2022, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of July 2, 2022.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of July 2, 2022.
Issuer Purchases of Equity Securities
In the second quarter of 2022, an aggregate of 14,331 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the second quarter of 2021, an aggregate of 16,208 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since January 1, 2022, our equity has decreased by $43.3 million. The decrease was due to a net loss of $29.2 million, common shares repurchased and canceled of $2.0 million, and common share dividend payments of $22.9 million, partially offset by other comprehensive income, net of tax of $1.7 million, the issuance of common shares of $1.6 million, and share-based compensation costs of $7.5 million.
Dividend Payments
Common Share Dividend
On May 10, 2022, the Board of Directors declared a dividend of $0.07 per share on common shares, payable in cash on June 22, 2022 to shareowners of record at the close of business on June 10, 2022. On August 9, 2022, the Board of Directors declared a dividend of $0.07 per share on common shares, payable in cash on September 7, 2022, to shareowners of record at the close of business on August 24, 2022. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 2, 2022. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2022, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021. We did not repurchase any outstanding common shares under the plan during the second quarter of 2022 and the program has now expired.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period commencing on August 15, 2022.
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the second quarter of 2022 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2022- April 30, 2022	—	$—	N/A	N/A
May 1, 2022-May 31, 2022	7,502	$14.77	N/A	N/A
June 1, 2022-July 2, 2022	6,829	$13.40	N/A	N/A
Total	14,331

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Continuance of Primo Water Corporation	10-Q	3.1	8/6/2021	0011-31410
3.2	By-laws of Primo Water Corporation, as amended	10-Q	3.2	8/6/2021	0011-31410
10.1 (1)	Primo Water Corporation Non-Employee Director Compensation Policy.					*
10.2 (1)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Primo Water Corporation Equity Incentive Plans.					*
10.3 (1)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Primo Water Corporation Equity Incentive Plans.					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2022.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2022.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2022.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2022.					*
101	The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, filed August 11, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
1 Indicates a management contract or compensatory plan.
______________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: August 11, 2022	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: August 11, 2022	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)