Form 10-Q
period 2022-10-01
Primo Water Corp /CN/
filed 2022-11-10
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 1, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2022
Common Shares, no par value per share	159,788,402

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue, net	$584.6	$550.8	$1,682.1	$1,555.3
Cost of sales	236.4	242.4	702.0	685.2
Gross profit	348.2	308.4	980.1	870.1
Selling, general and administrative expenses	297.3	263.6	867.2	771.5
Loss on disposal of property, plant and equipment, net	2.6	—	4.4	5.4
Acquisition and integration expenses	3.3	2.6	12.5	6.3
Impairment charges	—	—	29.1	—
Operating income	45.0	42.2	66.9	86.9
Other expense, net	21.2	4.3	34.6	29.5
Interest expense, net	17.4	16.7	51.3	53.4
Income (loss) before income taxes	6.4	21.2	(19.0)	4.0
Income tax expense	5.1	3.1	8.9	4.4
Net income (loss)	$1.3	$18.1	$(27.9)	$(0.4)

Net income (loss) per common share
Basic	$0.01	$0.11	$(0.17)	$—
Diluted	$0.01	$0.11	$(0.17)	$—
Weighted average common shares outstanding (in thousands)
Basic	161,117	160,481	161,064	160,892
Diluted	161,988	161,932	161,064	160,892

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income (loss)	$1.3	$18.1	$(27.9)	$(0.4)
Other comprehensive income:
Currency translation adjustment	3.4	1.2	5.1	9.7
Comprehensive income (loss)	$4.7	$19.3	$(22.8)	$9.3

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	October 1, 2022	January 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$95.5	$128.4
Accounts receivable, net of allowance of $21.2 ($20.8 as of January 1, 2022)	287.4	261.6
Inventories	113.5	94.6
Prepaid expenses and other current assets	47.4	25.2
Total current assets	543.8	509.8
Property, plant and equipment, net	693.5	718.1
Operating lease right-of-use-assets	178.9	177.4
Goodwill	1,267.1	1,321.4
Intangible assets, net	890.6	969.8
Other long-term assets, net	27.0	26.9
Total assets	$3,600.9	$3,723.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$248.1	$222.1
Current maturities of long-term debt	16.2	17.7
Accounts payable and accrued liabilities	425.3	437.7
Current operating lease obligations	30.5	32.3
Total current liabilities	720.1	709.8
Long-term debt	1,239.3	1,321.1
Operating lease obligations	152.7	148.7
Deferred tax liabilities	160.6	158.8
Other long-term liabilities	65.5	64.9
Total liabilities	2,338.2	2,403.3
Shareholders' Equity
Common shares, no par value - 160,435,322 (January 1, 2022 - 160,732,552) shares issued	1,286.6	1,286.9
Additional paid-in-capital	90.4	85.9
(Accumulated deficit) retained earnings	(50.3)	16.4
Accumulated other comprehensive loss	(64.0)	(69.1)
Total shareholders' equity	1,262.7	1,320.1
Total liabilities and shareholders' equity	$3,600.9	$3,723.4

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income (loss)	$1.3	$18.1	$(27.9)	$(0.4)

Adjustments to reconcile net income (loss) to cash flows from operating activities of continuing operations:
Depreciation and amortization	59.6	53.3	181.0	158.4
Amortization of financing fees	0.8	0.8	2.5	2.5
Share-based compensation expense	3.2	3.8	10.7	10.0
Provision for deferred income taxes	3.7	1.9	5.2	1.3
Loss on extinguishment of debt	—	—	—	27.2
Gain on sale of business	—	—	(0.4)	—
Impairment charges	—	—	29.1	—
Loss on disposal of property, plant and equipment, net	2.6	—	4.4	5.4
Other non-cash items	21.9	3.9	35.0	2.9
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12.9)	(3.3)	(46.1)	(65.2)
Inventories	(7.4)	(9.6)	(26.5)	(12.7)
Prepaid expenses and other current assets	4.3	3.6	(0.9)	(0.6)
Other assets	(0.2)	0.1	(0.2)	0.4
Accounts payable and accrued liabilities and other liabilities	15.8	10.8	17.1	42.5
Net cash provided by operating activities from continuing operations	92.7	83.4	183.0	171.7
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(5.3)	(12.9)	(12.7)	(13.2)
Additions to property, plant and equipment	(70.0)	(37.5)	(155.2)	(99.3)
Additions to intangible assets	(4.0)	(2.6)	(8.9)	(6.7)
Proceeds from sale of property, plant and equipment	0.6	0.7	1.6	1.4
Other investing activities	(2.1)	(1.2)	(1.7)	(1.2)
Net cash used in investing activities from continuing operations	(80.8)	(53.5)	(176.9)	(119.0)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(4.2)	(3.5)	(13.9)	(760.5)
Issuance of long-term debt	—	—	—	750.0
Proceeds from short-term borrowings	12.0	38.2	22.0	83.2
Payments on short-term borrowings	—	(18.0)	—	(28.0)
Premiums and costs paid upon extinguishment of long-term debt	—	—	—	(20.6)
Issuance of common shares	0.5	3.4	2.1	19.1
Common shares repurchased and canceled	(11.0)	(29.3)	(13.0)	(45.6)
Financing fees	—	—	—	(11.3)
Dividends paid to common shareholders	(11.3)	(9.6)	(34.2)	(29.2)
Payment of deferred consideration for acquisitions	(2.2)	—	(2.3)	(1.8)
Other financing activities	1.4	1.1	6.0	5.4
Net cash used in financing activities from continuing operations	(14.8)	(17.7)	(33.3)	(39.3)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	0.1	—	(1.7)
Investing activities of discontinued operations	—	—	—	—
Financing activities of discontinued operations	—	—	—	—
Net cash provided by (used in) discontinued operations	—	0.1	—	(1.7)
Effect of exchange rate changes on cash	(3.8)	(1.2)	(5.7)	(1.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6.7)	11.1	(32.9)	10.2
Cash and cash equivalents and restricted cash, beginning of period	102.2	114.2	128.4	115.1
Cash and cash equivalents and restricted cash, end of period	$95.5	$125.3	$95.5	$125.3
Supplemental Non-cash Investing and Financing Activities:
Accrued deferred financing fees	$—	$0.2	$—	$0.2
Dividends payable issued through accounts payable and accrued liabilities	0.1	0.1	0.5	0.2
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	22.8	22.4	24.7	29.7
Financing lease right-of-use assets obtained in exchange for lease obligations	2.0	2.1	5.4	8.0
Operating lease right-of-use assets obtained in exchange for lease obligations	23.6	2.5	39.4	20.7
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4.3	$2.6	$37.2	$42.8
Cash paid for income taxes, net	1.2	1.5	3.7	7.7
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at July 2, 2022	161,209	$1,292.6	$87.3	$(35.7)	$(67.4)	$1,276.8
Net income	—	—	—	1.3	—	1.3
Other comprehensive income, net of tax	—	—	—	—	3.4	3.4
Common shares dividends ($0.07 per common share)	—	—	—	(11.5)	—	(11.5)
Share-based compensation	—	—	3.2	—	—	3.2
Common shares repurchased and canceled	(814)	(6.6)	—	(4.4)	—	(11.0)
Common shares issued - Equity Incentive Plan	7	0.2	(0.1)	—	—	0.1
Common shares issued - Employee Stock Purchase Plan	33	0.4	—	—	—	0.4
Balance at October 1, 2022	160,435	$1,286.6	$90.4	$(50.3)	$(64.0)	$1,262.7

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2022	160,732	$1,286.9	$85.9	$16.4	$(69.1)	$1,320.1
Net loss	—	—	—	(27.9)	—	(27.9)
Other comprehensive income, net of tax	—	—	—	—	5.1	5.1
Common shares dividends ($0.21 per common share)	—	—	—	(34.4)	—	(34.4)
Share-based compensation	—	—	10.7	—	—	10.7
Common shares repurchased and canceled	(949)	(8.6)	—	(4.4)	—	(13.0)
Common shares issued - Equity Incentive Plan	559	6.9	(6.0)	—	—	0.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	92	1.4	(0.2)	—	—	1.2
Balance at October 1, 2022	160,435	$1,286.6	$90.4	$(50.3)	$(64.0)	$1,262.7

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at July 3, 2021	161,604	$1,287.7	$80.1	$36.4	$(78.2)	$1,326.0
Net income	—	—	—	18.1	—	18.1
Other comprehensive income, net of tax	—	—	—	—	1.2	1.2
Common shares dividends ($0.06 per common share)	—	—	—	(9.7)	—	(9.7)
Share-based compensation	—	—	3.8	—	—	3.8
Common shares repurchased and canceled	(1,783)	(14.2)	—	(15.1)	—	(29.3)
Common shares issued - Equity Incentive Plan	289	3.9	(0.8)	—	—	3.1
Common shares issued - Employee Stock Purchase Plan	25	0.4	(0.1)	—	—	0.3
Balance at October 2, 2021	160,135	$1,277.8	$83.0	$29.7	$(77.0)	$1,313.5

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 2, 2021	160,406	$1,268.0	$84.5	$81.1	$(86.7)	$1,346.9
Net loss	—	—	—	(0.4)	—	(0.4)
Other comprehensive income, net of tax	—	—	—	—	9.7	9.7
Common shares dividends ($0.18 per common share)	—	—	—	(29.2)	—	(29.2)
Share-based compensation	—	—	10.0	—	—	10.0
Common shares repurchased and canceled	(2,765)	(23.8)	—	(21.8)	—	(45.6)
Common shares issued - Equity Incentive Plan	2,408	32.2	(11.3)	—	—	20.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	85	1.4	(0.2)	—	—	1.2
Balance at October 2, 2021	160,135	$1,277.8	$83.0	$29.7	$(77.0)	$1,313.5
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited

Note 1—Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading provider of sustainable drinking water solutions in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customer’s door, whether at home or to businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 14,000 locations, water dispenser sales at approximately 10,000 locations and water refill units at approximately 24,000 locations, respectively. Primo also offers water filtration units across its 21-country footprint.
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
During the second quarter of 2022, our Board of Directors approved the exit of our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million during the second quarter to reduce the carrying value of the assets to the estimated fair value less costs to sell. Separately, we reviewed and realigned our reporting segments, as further described in "Changes in Presentation" below. The decision to exit our business in Russia and the realignment of segments resulted in a triggering event for goodwill and intangible assets with indefinite lives requiring quantitative assessments for the combined Eden business immediately before the realignment of segments and for the Eden Europe and Israel businesses upon realignment of segments. These assessments resulted in recording a goodwill impairment charge of $11.2 million due to a decrease in cash flows associated with the exit of our business in Russia and recording a trademark impairment charge of $6.7 million primarily due to a decrease in the royalty rate used in the quantitative analysis. These impairment charges, along with the impairment charge of $11.2 million to reduce the carrying value of the Russia business to its estimated fair value less costs to sell, resulted in total impairment charges of $29.1 million which are included within impairment charges on the Consolidated Statements of Operations for the nine months ended October 1, 2022. All impairment charges are included in the Europe reporting segment. During the three months ended October 1, 2022, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2022. The exit of our business in Russia was completed on July 19, 2022 and there was no material change to the charges recorded during the second quarter upon sale.
During the second quarter of 2022, our Board of Directors approved the sale of four of our owned real properties. The sales are expected to be completed within the next year. Accordingly, we classified the land and buildings as held for sale (assets held for sale of $21.6 million are included within prepaid expenses and other current assets).

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
COVID-19 Pandemic
In response to the novel coronavirus (“COVID-19”) pandemic, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and nine months ended October 1, 2022, we received wage subsidies under these programs totaling nil and $0.3 million, respectively, compared to $0.2 million and $2.4 million, for the three and nine months ended October 2, 2021, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. We have adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $7.5 million were included in accounts payable and accrued liabilities on our Consolidated Balance Sheets as of October 1, 2022 and January 1, 2022.
Significant Accounting Policies
Included in Note 1 of our 2021 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our branch locations to the end-user consumer of those products are recorded in SG&A expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $140.0 million and $404.6 million for the three and nine months ended October 1, 2022, respectively, and $125.0 million and $353.7 million for the three and nine months ended October 2, 2021, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. During the second quarter of 2022, our Board of Directors approved the exit of our business in Russia and our reporting segments were realigned. In connection therewith, we identified a triggering event indicating possible impairment of goodwill and intangible assets, as further described below. We did not identify impairment of our property, plant and equipment, lease-related right-of-use assets, or long-lived assets except as noted above related to the Russia assets.
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

Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined that, (1) on a pre-realignment basis, goodwill was impaired for the combined Eden reporting unit and, as a result, we recognized an impairment charge of $11.2 million (which is included in impairment charges in the Consolidated Statement of Operations for the nine months ended October 1, 2022), and (2) on a post-realignment basis, the estimated fair value of each of the Eden Europe and Eden Israel reporting units equaled their respective carrying values (therefore, no goodwill impairment charges were recorded for these two reporting units). During the three months ended October 1, 2022, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2022.
The changes in the carrying amount of goodwill on a reporting segment basis for the nine months ended October 1, 2022, are as follows:

	Reporting Segment
	North America	Europe	Other	Total
(in millions of U.S. dollars)
Balance at January 1, 2022
Goodwill	$994.1	$377.6	$53.8	$1,425.5
Accumulated impairment losses	—	(103.6)	(0.5)	(104.1)
	$994.1	$274.0	$53.3	$1,321.4
Goodwill acquired during the year	1.1	1.3	—	2.4
Measurement period adjustments	1.1	3.4	—	4.5
Impairment charges	—	(11.2)	—	(11.2)
Segment realignment allocation	—	(63.3)	63.3	—
Foreign exchange	(2.8)	(34.5)	(12.7)	(50.0)
Balance at October 1, 2022
Goodwill	993.5	284.5	104.4	1,382.4
Accumulated impairment losses	—	(114.8)	(0.5)	(115.3)
	$993.5	$169.7	$103.9	$1,267.1

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

To determine the fair value of the trademarks being evaluated, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with the trademark. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademark. The assumptions used to estimate the fair value of the trademark are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, we determined that, (1) on a pre-realignment basis, the estimated fair value of the Eden Trademarks exceeded the carrying value by approximately 9.0% (therefore, no impairment charge was recorded for this trademark), and (2) on a post-realignment basis, the estimated fair value of the trademarks with indefinite lives associated with our Eden Israel business exceeded the carrying value by approximately 103.0% (therefore, no impairment charge was recorded for this trademark), and the trademarks with indefinite lives associated with our Eden Europe business were impaired and recognized an impairment charge of $6.7 million. The impairment charge is included in impairment charges in the Consolidated Statement of Operations for the nine months ended October 1, 2022. The impairment charge is due primarily to the decrease in the royalty rate used in the quantitative assessment. During the three months ended October 1, 2022, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2022.
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
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $6.3 million and $8.0 million on October 1, 2022 and January 1, 2022, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at October 1, 2022 and January 1, 2022 were $13.2 million and $12.6 million, respectively. The amount of revenue recognized in the nine months ended October 1, 2022 that was included in the January 1, 2022 deferred revenue balance was $10.6 million.
The Company does not have any material contract assets as of October 1, 2022 and January 1, 2022.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
United States	$428.8	$395.2	$1,230.4	$1,123.2
United Kingdom	35.0	40.1	109.8	115.0
Canada	18.2	18.5	50.7	53.0
All other countries	102.6	97.0	291.2	264.1
Total	$584.6	$550.8	$1,682.1	$1,555.3

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
The table below presents the preliminary total cash consideration allocation of the estimated acquisition date fair values of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$6.8	$—	$6.8
Accounts receivables	1.3	0.4	1.7
Inventories	0.1	—	0.1
Prepaid expenses and other current assets	0.2	—	0.2
Property, plant and equipment	21.7	(3.0)	18.7
Operating lease right-of-use-assets	0.4	1.1	1.5
Goodwill	38.1	2.7	40.8
Intangible assets	20.0	—	20.0
Current maturities of long-term debt	(1.6)	0.7	(0.9)
Accounts payable and accrued liabilities	(9.9)	—	(9.9)
Current operating lease obligations	(0.4)	(0.3)	(0.7)
Long-term debt	(17.7)	2.3	(15.4)
Operating lease obligations	—	(0.8)	(0.8)
Deferred tax liabilities	(5.9)	—	(5.9)
Other long-term liabilities	—	(3.1)	(3.1)
Total	$53.1	$—	$53.1
Measurement period adjustments recorded during the nine months ended October 1, 2022 include an adjustment to accounts receivable based on a review of the fair value, an adjustment to other long-term liabilities for uncertain tax positions and adjustments to operating and financing lease right-of-use assets and obligations based on a review of acquired leases. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
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

Note 4—Share-based Compensation
During the nine months ended October 1, 2022, we granted 76,480 common shares with an aggregate grant date fair value of approximately $1.2 million to the non-management members of our Board of Directors under the Amended and Restated Primo Water Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.

Note 5—Income Taxes
Income tax expense was $5.1 million on pre-tax income of $6.4 million for the three months ended October 1, 2022, as compared to income tax expense of $3.1 million on pre-tax income of $21.2 million in the comparable prior year period. Income tax expense was $8.9 million on pre-tax loss of $19.0 million for the nine months ended October 1, 2022, as compared to income tax expense of $4.4 million on pre-tax income of $4.0 million in the comparable prior year period. The effective income tax rates for the three and nine months ended October 1, 2022 were 79.7% and (46.8)%, respectively, compared to 14.6% and 110.0% in the comparable prior year periods.
The effective tax rate for the three months ended October 1, 2022 varied from the effective tax rate in the comparable prior year period due to foreign exchange losses incurred in the third quarter of 2022 in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances. The effective tax rate for the nine months ended October 1, 2022 varied from the effective tax rate in the comparable prior year period due primarily to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit is recognized.
The effective tax rate for the three and nine months ended October 1, 2022 varied from the statutory tax rate primarily due to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit is recognized, losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances, and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
Note 6—Common Shares and Net Income (Loss) per Common Share
Common Shares
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period commencing on August 15, 2022. For both the three and nine months ended October 1, 2022, we repurchased 812,696 common shares for approximately $10.9 million through open market transactions under the repurchase plan. Shares purchased under the repurchase plan were subsequently canceled. There can be no assurance as to the precise number of common shares, if any, that will be repurchased under the repurchase plan in the future, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021. We did not repurchase any outstanding common shares under the plan for the nine months ended October 1, 2022 and the program has now expired. In total, we repurchased 2,646,831 common shares for $43.5 million under this share repurchase program which were subsequently canceled.
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

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Weighted average common shares outstanding - basic	161,117	160,481	161,064	160,892
Dilutive effect of Stock Options	161	919	—	—
Dilutive effect of Performance-based RSUs	215	214	—	—
Dilutive effect of Time-based RSUs	495	318	—	—
Weighted average common shares outstanding - diluted	161,988	161,932	161,064	160,892

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Stock Options	3,838	1,606	4,587	5,445
Performance-based RSUs [1]	725	511	1,189	870
Time-based RSUs [2]	—	1	867	469
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

(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
For the Three Months Ended October 1, 2022
Revenue, net	$446.8	$71.4	$66.4	$—	$584.6
Depreciation and amortization	44.2	9.5	5.9	—	59.6
Operating income (loss)	52.6	5.1	(12.7)	—	45.0
Additions to property, plant and equipment	54.8	8.4	6.8	—	70.0
For the Nine Months Ended October 1, 2022
Revenue, net	$1,280.6	$205.6	$195.9	$—	$1,682.1
Depreciation and amortization	133.8	29.4	17.8	—	181.0
Operating income (loss)	129.2	(27.6)	(34.7)	—	66.9
Additions to property, plant and equipment	117.1	21.5	16.6	—	155.2

(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
For the Three Months Ended October 2, 2021
Revenue, net[1]	$413.3	$67.2	$70.4	$(0.1)	$550.8
Depreciation and amortization	37.8	9.8	5.7	—	53.3
Operating income (loss)	48.6	1.6	(8.0)	—	42.2
Additions to property, plant and equipment	27.1	7.6	2.8	—	37.5
For the Nine Months Ended October 2, 2021
Revenue, net[1]	$1,175.5	$187.1	$193.7	$(1.0)	$1,555.3
Depreciation and amortization	112.1	29.4	16.9	—	158.4
Operating income (loss)	114.8	(3.4)	(24.5)	—	86.9
Additions to property, plant and equipment	71.4	18.9	9.0	—	99.3
______________________
1 Intersegment revenue between the Other category and the Europe reporting segment was $0.1 million for three months ended October 2, 2021 and $1.0 million for the nine months ended October 2, 2021.
Revenues by channel by reporting segment were as follows:

	For the Three Months Ended October 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$334.1	$55.6	$12.5	$—	$402.2
Water Refill/Water Filtration	52.6	8.2	0.8	—	61.6
Other Water	9.6	0.5	22.3	—	32.4
Water Dispensers	23.7	—	—	—	23.7
Other	26.8	7.1	30.8	—	64.7
Total	$446.8	$71.4	$66.4	$—	$584.6

	For the Nine Months Ended October 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$933.5	$157.5	$35.0	$—	$1,126.0
Water Refill/Water Filtration	142.1	24.6	2.0	—	168.7
Other Water	65.8	1.3	59.8	—	126.9
Water Dispensers	56.4	—	—	—	56.4
Other	82.8	22.2	99.1	—	204.1
Total	$1,280.6	$205.6	$195.9	$—	$1,682.1

	For the Three Months Ended October 2, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations[1]	Total
Revenue, net
Water Direct/Water Exchange	$281.9	$50.3	$12.0	$—	$344.2
Water Refill/Water Filtration	47.0	8.4	0.2	—	55.6
Other Water	42.6	0.4	23.8	—	66.8
Water Dispensers	16.1	—	—	—	16.1
Other	25.7	8.1	34.4	(0.1)	68.1
Total	$413.3	$67.2	$70.4	$(0.1)	$550.8

	For the Nine Months Ended October 2, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations[1]	Total
Revenue, net
Water Direct/Water Exchange	$785.6	$138.3	$30.9	$—	$954.8
Water Refill/Water Filtration	137.2	24.1	0.4	—	161.7
Other Water	125.7	1.0	61.0	—	187.7
Water Dispensers	48.7	—	—	—	48.7
Other	78.3	23.7	101.4	(1.0)	202.4
Total	$1,175.5	$187.1	$193.7	$(1.0)	$1,555.3

______________________
1    Intersegment revenue between the Other category and the Europe reporting segment was $0.1 million for three months ended October 2, 2021 and $1.0 million for the nine months ended October 2, 2021.

Note 8—Inventories
The following table summarizes inventories as of October 1, 2022 and January 1, 2022:

(in millions of U.S. dollars)	October 1, 2022	January 1, 2022
Raw materials	$69.9	$56.7
Finished goods	30.8	27.0
Resale items	11.4	9.1
Other	1.4	1.8
Total	$113.5	$94.6

Note 9—Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three and nine months ended October 1, 2022 and October 2, 2021 were as follows:

(in millions of U.S. dollars) [1]	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance July 2, 2022	$(1.7)	$(65.7)	$(67.4)
OCI before reclassifications	—	3.8	3.8
Amounts reclassified from AOCI	—	(0.4)	(0.4)
Net current-period OCI	—	3.4	3.4
Ending balance October 1, 2022	$(1.7)	$(62.3)	$(64.0)

Beginning balance January 1, 2022	$(1.7)	$(67.4)	$(69.1)
OCI before reclassifications	—	5.5	5.5
Amounts reclassified from AOCI	—	(0.4)	(0.4)
Net current-period OCI	—	5.1	5.1
Ending balance October 1, 2022	$(1.7)	$(62.3)	$(64.0)

Beginning balance July 3, 2021	$(1.1)	$(77.1)	$(78.2)
OCI before reclassifications	—	1.2	1.2
Amounts reclassified from AOCI	—	—	—
Net current-period OCI	—	1.2	1.2
Ending Balance October 2, 2021	$(1.1)	$(75.9)	$(77.0)

Beginning balance January 2, 2021	$(1.1)	$(85.6)	$(86.7)
OCI before reclassifications	—	9.7	9.7
Amounts reclassified from AOCI	—	—	—
Net current-period OCI	—	9.7	9.7
Ending Balance October 2, 2021	$(1.1)	$(75.9)	$(77.0)

______________________
1     All amounts are net of tax. Amounts in parentheses indicate debits.
During the three and nine months ended October 1, 2022, $0.4 million of foreign currency translation adjustment was reclassified from AOCI. The effect of the foreign currency translation adjustment was included in the impairment charges recorded on the Consolidated Statements of Operations during the second quarter. There were no amounts reclassified from AOCI for the three and nine months ended October 2, 2021.
Note 10—Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
We had $58.6 million in standby letters of credit outstanding as of October 1, 2022 ($59.4 million as of January 1, 2022).

Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $14.1 million as of October 1, 2022, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.
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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings, and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of October 1, 2022 and January 1, 2022 were as follows:

	October 1, 2022		January 1, 2022
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$432.5	$350.5	$502.7	$516.2
4.375% senior notes due in 2029 [1,2]	741.1	615.9	740.0	735.8
Total	$1,173.6	$966.4	$1,242.7	$1,252.0
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2    Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of October 1, 2022 and January 1, 2022.
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
Note 12—Subsequent Events
Subsequent to October 1, 2022, we repurchased 854,926 common shares for approximately $11.6 million through open market transactions under the Repurchase Plan. Shares purchased under the Repurchase Plan were subsequently canceled.
On November 8, 2022, our Board of Directors declared a dividend of $0.07 per share on common shares, payable in cash on December 9, 2022, to shareowners of record at the close of business on November 29, 2022.

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
Overview
Primo is a leading provider of sustainable drinking water solutions in North America and Europe. Primo operates largely under a recurring razor/razorblade revenue model. The razor in Primo’s revenue model is its industry leading line-up of sleek and innovative water dispensers, which are sold through retailers and online at various price points. The dispensers help increase household penetration, which drives recurring purchases of Primo’s razorblade offering. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customer’s door, whether at home or to businesses. Through its Water Exchange and Water Refill businesses, Primo offers pre-filled and reusable containers at over 14,000 locations, water dispenser sales at approximately 10,000 locations and water refill units at approximately 24,000 locations, respectively. Primo also offers water filtration units across its 21-country footprint.
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
The markets in which we operate are subject to some seasonal variations. Our water delivery sales are generally higher during the warmer months. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year.
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
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million during the second quarter to reduce the carrying value of the assets to the estimated fair value less costs to sell. Separately, we reviewed our reporting segments, and following such review, certain of our businesses previously included in the Rest of World segment (now renamed "Europe") were realigned between the Europe reporting segment and the Other category. Our two reporting segments are as follows: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo businesses) and Europe (which includes the European business of Eden Springs Netherlands B.V. (“Eden Europe”), Decantae Mineral Water Limited (“Decantae”) and Fonthill Waters Ltd ("Fonthill") businesses). The Other category includes the Israel business of Eden ("Eden Israel"), Aimia Foods Limited (“Aimia”) and John Farrer & Company Limited (“Farrers”) businesses, as well as our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.

The decision to exit our business in Russia and the realignment of segments resulted in a triggering event for goodwill and intangible assets with indefinite lives requiring quantitative assessments for the combined Eden business immediately before the realignment of segments and for the Eden Europe and Israel businesses upon realignment of segments. These assessments resulted in recording a goodwill impairment charge of $11.2 million due to a decrease in cash flows associated with the exit of our business in Russia and recording a trademark impairment charge of $6.7 million primarily due to a decrease in the royalty rate used in the quantitative analysis. These impairment charges, along with the impairment charge of $11.2 million to reduce the carrying value of the Russia business to its estimated fair value less costs to sell, resulted in total impairment charges of $29.1 million which are included within impairment charges on the Consolidated Statements of Operations for the three and nine months ended October 1, 2022. All impairment charges are included in the Europe reporting segment. During the three months ended October 1, 2022, we did not identify any triggering events, and thus, there were no impairment charges recorded during the third quarter of 2022. The exit of our business in Russia was completed on July 19, 2022 and there was no material change to the charges recorded during the second quarter upon sale.
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

In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the three and nine months ended October 1, 2022, we received wage subsidies under these programs totaling nil and $0.3 million, respectively, compared to $0.2 million and $2.4 million, for the three and nine months ended October 2, 2021, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. We have adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling $7.5 million were included in accounts payable and accrued liabilities on our Consolidated Balance Sheets as of October 1, 2022 and January 1, 2022.
Divestiture, Acquisition and Financing Transactions
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million during the second quarter to reduce the carrying value of the assets to the estimated fair value less costs to sell. The exit of our business in Russia was completed on July 19, 2022 and there was no material change to the charges recorded during the second quarter upon sale.
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
•our ability to manage supply chain disruptions and cost increases related to inflation;
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
Summary Financial Results
Net income for the three months ended October 1, 2022 (the “third quarter”) and net loss for the nine months ended October 1, 2022 (the "first nine months" or "year to date") was $1.3 million or $0.01 per diluted common share, and $27.9 million or $0.17 per diluted common share, respectively, compared with net income of $18.1 million or $0.11 per diluted common share, and net loss of $0.4 million or $0.00 per diluted common share for the three and nine months ended October 2, 2021, respectively.
The following items of significance affected our financial results for the first nine months of 2022:

•Net revenue increased $126.8 million, or 8.2%, from the prior year period due primarily to customer growth and increased demand for products and services from residential and business-to-business customers of $96.4 million, pricing initiatives of $121.8 million, partially offset by the exit from the single-use retail bottled water business in North America of $69.7 million and the impact of unfavorable foreign exchange rates of $36.9 million;

•Gross profit increased to $980.1 million from $870.1 million in the prior year period. Gross profit as a percentage of net revenue was 58.3% compared to 55.9% in the prior year period. The 240 basis point increase is due primarily to increased demand and pricing initiatives, partially offset by the impact of unfavorable foreign exchange rates;
•SG&A expenses increased to $867.2 million from $771.5 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth which included inflationary labor and transportation cost increases, which increased by $62.5 million and $20.6 million, respectively, from the prior year period, partially offset by the favorable impact of foreign exchange rates of $20.6 million. SG&A expenses as a percentage of net revenue was 51.6% compared to 49.6% in the prior year period;
•Acquisition and integration expenses increased to $12.5 million from $6.3 million in the prior year period due primarily to increased tuck-in activity, costs associated with the exit from the single-use retail bottled water business in North America and ongoing integration costs incurred in connection with the acquisition of Primo Water Corporation ("Legacy Primo" and such transaction, the "Legacy Primo Acquisition") compared to the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.7% compared to 0.4% in the prior year period;
•Impairment charges increased to $29.1 million from nil in the prior year period due to the non-cash impairment charges resulting from the exit of our business in Russia and realignment of our segments. The charges include an asset impairment charge of $11.2 million, a goodwill impairment charge of $11.2 million and a trademark impairment charge of $6.7 million in the current year.
•Other expense, net was $34.6 million compared to other expense, net of $29.5 million in the prior year period due primarily to unrealized foreign exchange losses in the current year period and costs to redeem our 2025 Notes incurred in the prior year period.
•Income tax expense was $8.9 million on pre-tax loss of $19.0 million compared to income tax expense of $4.4 million on pre-tax income of $4.0 million in the prior year period due primarily to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit is recognized;
•Adjusted EBITDA increased to $312.8 million compared to $281.6 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $183.0 million compared to $171.7 million in the prior year period. The $11.3 million increase was due primarily to improved earnings, excluding non-cash charges, partially offset by an increase in cash used for working capital relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended October 1, 2022 and October 2, 2021:

	For the Three Months Ended				For the Nine Months Ended
	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	584.6	100.0	550.8	100.0	1,682.1	100.0	1,555.3	100.0
Cost of sales	236.4	40.4	242.4	44.0	702.0	41.7	685.2	44.1
Gross profit	348.2	59.6	308.4	56.0	980.1	58.3	870.1	55.9
Selling, general and administrative expenses	297.3	50.9	263.6	47.9	867.2	51.6	771.5	49.6
Loss on disposal of property, plant and equipment, net	2.6	0.4	—	—	4.4	0.3	5.4	0.3
Acquisition and integration expenses	3.3	0.6	2.6	0.5	12.5	0.7	6.3	0.4
Impairment charges	—	—	—	—	29.1	1.7	—	—
Operating income	45.0	7.7	42.2	7.7	66.9	4.0	86.9	5.6
Other expense, net	21.2	3.6	4.3	0.8	34.6	2.1	29.5	1.9
Interest expense, net	17.4	3.0	16.7	3.0	51.3	3.0	53.4	3.4
Income (loss) before income taxes	6.4	1.1	21.2	3.8	(19.0)	(1.1)	4.0	0.3
Income tax expense	5.1	0.9	3.1	0.6	8.9	0.5	4.4	0.3
Net income (loss)	1.3	0.2	18.1	3.3	(27.9)	(1.7)	(0.4)	—
Depreciation & amortization	59.6	10.2	53.3	9.7	181.0	10.8	158.4	10.2

The following tables summarize the change in revenue by reporting segment for the three and nine months ended October 1, 2022:

	For the Three Months Ended October 1, 2022
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Eliminations	Total
Change in revenue	$33.5	$4.2	$(4.0)	$0.1	$33.8
Impact of foreign exchange [1]	0.6	12.0	6.5	—	19.1
Change excluding foreign exchange	$34.1	$16.2	$2.5	$0.1	$52.9
Percentage change in revenue	8.1%	6.3%	(5.7)%	(100.0)%	6.1%
Percentage change in revenue excluding foreign exchange	8.3%	24.1%	3.6%	(100.0)%	9.6%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

	For the Nine Months Ended October 1, 2022
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Eliminations	Total
Change in revenue	$105.1	$18.5	$2.2	$1.0	$126.8
Impact of foreign exchange[1]	1.3	25.1	10.5	—	36.9
Change excluding foreign exchange	$106.4	$43.6	$12.7	$1.0	$163.7
Percentage change in revenue	8.9%	9.9%	1.1%	(100.0)%	8.2%
Percentage change in revenue excluding foreign exchange	9.1%	23.3%	6.6%	(100.0)%	10.5%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.
The following tables summarize the change in gross profit by reporting segment for the three and nine months ended October 1, 2022:

	For the Three Months Ended October 1, 2022
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Eliminations	Total
Change in gross profit	$39.5	$2.6	$(2.3)	$—	$39.8
Impact of foreign exchange [1]	0.4	8.2	1.7	—	10.3
Change excluding foreign exchange	$39.9	$10.8	$(0.6)	$—	$50.1
Percentage change in gross profit	17.0%	5.7%	(7.8)%	—%	12.9%
Percentage change in gross profit excluding foreign exchange	17.1%	23.5%	(2.0)%	—%	16.2%
______________________
1     Impact of foreign exchange is the difference between the current period gross profit translated utilizing the current period average foreign exchange rates less the current period gross profit translated utilizing the prior period average foreign exchange rates.

	For the Nine Months Ended October 1, 2022
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Eliminations	Total
Change in gross profit	$101.8	$11.0	$(2.8)	$—	$110.0
Impact of foreign exchange[1]	0.8	17.4	1.9	—	20.1
Change excluding foreign exchange	$102.6	$28.4	$(0.9)	$—	$130.1
Percentage change in gross profit	15.4%	8.6%	(3.6)%	—%	12.6%
Percentage change in gross profit excluding foreign exchange	15.5%	22.2%	(1.1)%	—%	15.0%
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

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and nine months ended October 1, 2022 and October 2, 2021:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue, net
North America	$446.8	$413.3	$1,280.6	$1,175.5
Europe	71.4	67.2	205.6	187.1
Other	66.4	70.4	195.9	193.7
Eliminations	—	(0.1)	—	(1.0)
Total	$584.6	$550.8	$1,682.1	$1,555.3
Gross profit
North America	$272.5	$233.0	$764.9	$663.1
Europe	48.6	46.0	139.2	128.2
Other	27.1	29.4	76.0	78.8
Total	$348.2	$308.4	$980.1	$870.1
Selling, general and administrative expenses
North America	$215.7	$183.6	$624.0	$540.0
Europe	42.4	44.0	134.5	131.1
Other	39.2	36.0	108.7	100.4
Total	$297.3	$263.6	$867.2	$771.5
Operating income (loss)
North America	$52.6	$48.6	$129.2	$114.8
Europe	5.1	1.6	(27.6)	(3.4)
Other	(12.7)	(8.0)	(34.7)	(24.5)
Total	$45.0	$42.2	$66.9	$86.9
______________________

The following tables summarize net revenue by channel for the three and nine months ended October 1, 2022 and October 2, 2021:

	For the Three Months Ended October 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$334.1	$55.6	$12.5	$—	$402.2
Water Refill/Water Filtration	52.6	8.2	0.8	—	61.6
Other Water	9.6	0.5	22.3	—	32.4
Water Dispensers	23.7	—	—	—	23.7
Other	26.8	7.1	30.8	—	64.7
Total	$446.8	$71.4	$66.4	$—	$584.6

	For the Nine Months Ended October 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$933.5	$157.5	$35.0	$—	$1,126.0
Water Refill/Water Filtration	142.1	24.6	2.0	—	168.7
Other Water	65.8	1.3	59.8	—	126.9
Water Dispensers	56.4	—	—	—	56.4
Other	82.8	22.2	99.1	—	204.1
Total	$1,280.6	$205.6	$195.9	$—	$1,682.1

	For the Three Months Ended October 2, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$281.9	$50.3	$12.0	$—	$344.2
Water Refill/Water Filtration	47.0	8.4	0.2	—	55.6
Other Water	42.6	0.4	23.8	—	66.8
Water Dispensers	16.1	—	—	—	16.1
Other	25.7	8.1	34.4	(0.1)	68.1
Total	$413.3	$67.2	$70.4	$(0.1)	$550.8

	For the Nine Months Ended October 2, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$785.6	$138.3	$30.9	$—	$954.8
Water Refill/Water Filtration	137.2	24.1	0.4	—	161.7
Other Water	125.7	1.0	61.0	—	187.7
Water Dispensers	48.7	—	—	—	48.7
Other	78.3	23.7	101.4	(1.0)	202.4
Total	$1,175.5	$187.1	$193.7	$(1.0)	$1,555.3

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended October 1, 2022 and October 2, 2021:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income (loss)	$1.3	$18.1	$(27.9)	$(0.4)
Interest expense, net	17.4	16.7	51.3	53.4
Income tax expense	5.1	3.1	8.9	4.4
Depreciation and amortization	59.6	53.3	181.0	158.4
EBITDA	$83.4	$91.2	$213.3	$215.8
Acquisition and integration costs	3.3	2.6	12.5	6.3
Share-based compensation costs	3.2	3.8	10.7	10.0
COVID-19 costs	—	0.8	—	2.0
Impairment charges	—	—	29.1	—
Foreign exchange and other losses, net	21.3	5.7	36.7	4.6
Loss on disposal of property, plant and equipment, net	2.6	—	4.4	5.4
Loss on extinguishment of long-term debt	—	—	—	27.2
Other adjustments, net	3.1	1.8	6.1	10.3
Adjusted EBITDA	$116.9	$105.9	$312.8	$281.6

Three Months Ended October 1, 2022 Compared to Three Months Ended October 2, 2021
Revenue, Net
Net revenue increased $33.8 million, or 6.1%, in the third quarter from the prior year period.
North America net revenue increased $33.5 million, or 8.1%, in the third quarter from the prior year period due primarily to customer growth and increased demand for products and services from residential and business-to-business customers of $31.2 million and pricing initiatives of $35.6 million, partially offset by the effects of exit from the single-use retail bottled water business of $37.3 million.
Europe net revenue increased $4.2 million, or 6.3%, in the third quarter from the prior year period due primarily to customer growth and increased demand for products and services from residential and business-to-business customers of $11.4 million, pricing initiatives of $4.9 million, partially offset by the sale of the Russia business of $2.7 million and unfavorable impact of foreign exchange rates of $12.0 million.
Other net revenue decreased $4.0 million, or 5.7%, in the third quarter from the prior year period due primarily to the unfavorable impact of foreign exchange rates of $6.5 million.
Gross Profit
Gross profit increased to $348.2 million in the third quarter from $308.4 million in the prior year period. Gross profit as a percentage of revenue was 59.6% in the third quarter compared to 56.0% in the prior year period.
North America gross profit increased to $272.5 million in the third quarter from $233.0 million in the prior year period, and gross profit as a percentage of revenue was 61.0% in the third quarter compared to 56.4% in the prior year period. The 460 basis point increase is due primarily to increased demand and pricing initiatives.
Europe gross profit increased to $48.6 million in the third quarter from $46.0 million in the prior year period, and gross profit as a percentage of revenue remained relatively flat at 68.1% in the third quarter compared to 68.5% in the prior year period.
Other gross profit decreased to $27.1 million in the third quarter from $29.4 million in the prior year period, and gross profit as a percentage of revenue was 40.8% in the third quarter compared to 41.8% in the prior year. The 100 basis point decrease is due primarily to the unfavorable impact of foreign exchange rates of $1.7 million.

Selling, General and Administrative Expenses
SG&A expenses increased to $297.3 million in the third quarter from $263.6 million in the prior year period. SG&A expenses as a percentage of revenue was 50.9% in the third quarter compared to 47.9% in the prior year period.
North America SG&A expenses increased to $215.7 million in the third quarter from $183.6 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth which included inflationary labor and transportation cost increases, which increased by $14.9 million and $5.6 million, respectively, from the prior year period.
Europe SG&A expenses decreased to $42.4 million in the third quarter from $44.0 million in the prior year period due primarily to the favorable impact of foreign exchange rates of $6.8 million, partially offset by higher selling and operating costs that supported volume and revenue growth which included inflationary labor and transportation cost increases, which increased by $4.2 million and $0.7 million, respectively, from the prior year period.
Other SG&A expenses increased to $39.2 million in the third quarter from $36.0 million in the prior year period due primarily to labor cost increases, which increased by $5.2 million from the prior year period, partially offset by the favorable impact of foreign exchange rates of $2.8 million.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $3.3 million in the third quarter from $2.6 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.6% in the third quarter compared to 0.5% in the prior year period.
North America acquisition and integration expenses increased to $2.4 million in the third quarter from $0.8 million in the prior year period due primarily to costs associated with the exit from the single-use retail bottled water business in North America and ongoing integration costs incurred in connection with the Legacy Primo Acquisition.
Europe acquisition and integration expenses remained relatively flat at $0.8 million in the third quarter compared to $0.5 million in the prior year period.
Other acquisition and integration expenses decreased to $0.1 million in the third quarter from $1.3 million in the prior year period due to lower acquisition and integration costs primarily related to the Legacy Primo business.
Impairment Charges
There were no impairment charges in the third quarter or prior year.
Operating Income (Loss)
Operating income increased to $45.0 million in the third quarter from operating income of $42.2 million in the prior year period.
North America operating income increased to $52.6 million in the third quarter from $48.6 million in the prior year period due to the items discussed above.
Europe operating income increased to $5.1 million in the third quarter from $1.6 million in the prior year period due to the items discussed above.
Other operating loss increased to $12.7 million in the third quarter from $8.0 million in the prior year period due to the items discussed above.
Other Expense, Net
Other expense, net was $21.2 million for the third quarter compared to other expense, net of $4.3 million in the prior year period due primarily to higher unrealized foreign exchange losses in the current year period.

Income Taxes
Income tax expense was $5.1 million in the third quarter compared to income tax expense of $3.1 million in the prior year period. The effective tax rate for the third quarter was 79.7% compared to 14.6% in the prior year period.
The effective tax rate for the third quarter varied from the effective tax rate from the prior year period due primarily to foreign exchange losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances.
Nine Months Ended October 1, 2022 Compared to Nine Months Ended October 2, 2021
Revenue, Net
Net revenue increased $126.8 million, or 8.2%, for the year to date from the prior year period.
North America net revenue increased $105.1 million, or 8.9%, for the year to date from the prior year period due primarily to customer growth and increased demand for products and services from residential and business-to-business customers of $61.3 million and pricing initiatives of $102.6 million, partially offset by the exit from the single-use retail bottled water business in the second quarter of $69.7 million.
Europe net revenue increased $18.5 million, or 9.9%, for the year to date from the prior year period due primarily to customer growth and increased demand for products and services from residential and business-to-business customers of $33.1 million, pricing initiatives of $10.8 million, partially offset by the sale of the Russia business of $2.6 million and unfavorable impact of foreign exchange rates of $25.1 million.
Other net revenue increased $2.2 million, or 1.1%, for the year to date from the prior year period due primarily to increased demand for our products and services from residential and business-to-business customers of $2.0 million and pricing initiatives of $8.4 million, offset by the unfavorable impact of foreign exchange rates of $10.5 million.
Gross Profit
Gross profit increased to $980.1 million for the year to date from $870.1 million in the prior year period. Gross profit as a percentage of revenue was 58.3% year to date compared to 55.9% in the prior year period.
North America gross profit increased to $764.9 million for the year to date from $663.1 million in the prior year period, and gross profit as a percentage of revenue was 59.7% in the third quarter compared to 56.4% in the prior year period. The 330 basis point increase is due primarily to increased demand and pricing initiatives.
Europe gross profit increased to $139.2 million for the year to date from $128.2 million in the prior year period, and gross profit as a percentage of revenue was 67.7% in the third quarter compared to 68.5% in the prior year period. The 80 basis point decrease is due primarily to the unfavorable impact of foreign exchange rates of $17.4 million.
Other gross profit decreased to $76.0 million for the year to date from $78.8 million in the prior year, and gross profit as a percentage of revenue was 38.8% in the third quarter compared to 40.7% in the prior year period. The 190 basis point decrease is due primarily to the unfavorable impact of foreign exchange rates of $1.9 million.
Selling, General and Administrative Expenses
SG&A expenses increased to $867.2 million for the year to date from $771.5 million in the prior year period. SG&A expenses as a percentage of revenue was 51.6% year to date compared to 49.6% in the prior year period.
North America SG&A expenses increased to $624.0 million for the year to date from $540.0 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth which included inflationary labor and transportation cost increases, which increased by $37.5 million and $18.3 million, respectively, from the prior year period.
Europe SG&A expenses increased to $134.5 million for the year to date from $131.1 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth which included inflationary labor and transportation cost increases, which increased by $13.0 million and $2.3 million, respectively, from the prior year period, offset by the favorable impact of foreign exchange rates of $15.3 million.
Other SG&A expenses increased to $108.7 million for the year to date from $100.4 million in the prior year period due primarily to inflationary labor cost increases, which increased by $12.0 million from the prior year period, partially offset by the favorable impact of foreign exchange rates of $4.5 million.

Acquisition and Integration Expenses
Acquisition and integration expenses increased to $12.5 million for the year to date from $6.3 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.7% year to date compared to 0.4% in the prior year period.
North America acquisition and integration expenses increased to $8.2 million for the year to date from $2.8 million in the prior year period due primarily to costs associated with the exit from the single-use retail bottled water business in North America and ongoing integration costs incurred in connection with the Legacy Primo Acquisition.
Europe acquisition and integration expenses increased to $3.0 million for the year to date from $0.5 million in the prior year period due primarily to costs associated with tuck-in acquisitions.
Other acquisition and integration expenses decreased to $1.3 million for the year to date from $3.0 million in the prior year period due primarily to lower acquisition and integration costs of the Legacy Primo business.
Impairment Charges
Impairment charges increased to $29.1 million for the year to date from nil in the prior year period. Impairment charges as a percentage of revenue was 1.7% year to date compared to nil in the prior year period.
There were no North America impairment charges in the first nine months of 2022 or 2021.
Europe impairment charges increased to $29.1 million for the year to date from nil in the prior year period due to the non-cash impairment charges resulting from the exit of our business in Russia and realignment of our segments. The charges include an asset impairment charge of $11.2 million, a goodwill impairment charge of $11.2 million and a trademark impairment charge of $6.7 million, all in the second quarter.
There were no Other impairment charges in the first nine months of 2022 or 2021.
Operating Income (Loss)
Operating income was $66.9 million for the year to date compared to operating income of $86.9 million in the prior year period.
North America operating income increased to $129.2 million for the year to date from $114.8 million in the prior year period due to the items discussed above.
Europe operating loss increased to $27.6 million for the year to date from $3.4 million in the prior year period due to the items discussed above.
Other operating loss increased to $34.7 million for the year to date from $24.5 million in the prior year period due to the items discussed above.
Other Expense, Net
Other expense, net was $34.6 million for the year to date compared to $29.5 million in the prior year period due primarily to unrealized foreign exchange losses in the current year period and costs to redeem our 2025 Notes incurred in the prior year period.
Income Taxes
Income tax expense was $8.9 million for the year to date compared to income tax expense of $4.4 million in the prior year period. The effective tax rate for the year to date was (46.8)% compared to 110.0% in the prior year period.
The effective tax rate for the year to date varied from the effective tax rate from the prior year period due primarily to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit is recognized.
Liquidity and Capital Resources
As of October 1, 2022, we had total debt of $1,503.6 million and $95.5 million of cash and cash equivalents compared to $1,560.9 million of debt and $128.4 million of cash and cash equivalents as of January 1, 2022.

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
As of October 1, 2022, our outstanding borrowings under the Revolving Credit Facility were $233.0 million and outstanding letters of credit totaled $58.6 million resulting in total utilization under the Revolving Credit Facility of $291.6 million. Accordingly, unused availability under the Revolving Credit Facility as of October 1, 2022 amounted to $58.4 million.
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
A dividend of $0.07 per common share was declared during each quarter of 2022 for an aggregate dividend payment of approximately $34.4 million.

The following table summarizes our cash flows for the three and nine months ended October 1, 2022 and October 2, 2021, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net cash provided by operating activities from continuing operations	$92.7	$83.4	$183.0	$171.7
Net cash used in investing activities from continuing operations	(80.8)	(53.5)	(176.9)	(119.0)
Net cash used in financing activities from continuing operations	(14.8)	(17.7)	(33.3)	(39.3)
Cash flows from discontinued operations:
Net cash provided by (used in) discontinued operations	—	0.1	—	(1.7)
Effect of exchange rate changes on cash	(3.8)	(1.2)	(5.7)	(1.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6.7)	11.1	(32.9)	10.2
Cash and cash equivalents and restricted cash, beginning of period	102.2	114.2	128.4	115.1
Cash and cash equivalents and restricted cash, end of period	$95.5	$125.3	$95.5	$125.3
Operating Activities
Cash provided by operating activities from continuing operations was $183.0 million year to date compared to $171.7 million in the prior year period. The $11.3 million increase was due primarily to improved earnings, excluding non-cash charges, partially offset by an increase in cash used for working capital relative to the prior year period.
Investing Activities
Cash used in investing activities from continuing operations was $176.9 million year to date compared to $119.0 million in the prior year period. The $57.9 million increase was due primarily to an increase in additions to property, plant and equipment relative to the prior year period.
Financing Activities
Cash used in financing activities from continuing operations was $33.3 million year to date compared to $39.3 million in the prior year period. The $6.0 million decrease was due primarily to a decrease in cash used for financing transactions and share repurchases, partially offset by a decrease in cash provided by net short-term borrowings, a decrease in issuance of common shares and an increase in dividends paid to common shareholders.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of October 1, 2022.
Contractual Obligations
There were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2021 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2021 Annual Report.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of October 1, 2022, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of October 1, 2022.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of October 1, 2022.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On August 9, 2022, our Board of Directors approved a new share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period commencing on August 15, 2022. During the third quarter of 2022, we repurchased 812,696 common shares for approximately $10.9 million through open market transactions. Repurchased shares were subsequently cancelled. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We are unable to predict the number of common shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Tax Withholding
In the third quarter of 2022, an aggregate of 1,827 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the third quarter of 2021, an aggregate of 1,481 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since January 1, 2022, our equity has decreased by $57.4 million. The decrease was due to a net loss of $27.9 million, common shares repurchased and canceled of $13.0 million, and common share dividend payments of $34.4 million, partially offset by other comprehensive income, net of tax of $5.1 million, the issuance of common shares of $2.1 million, and share-based compensation costs of $10.7 million.
Dividend Payments
Common Share Dividend
On August 9, 2022, the Board of Directors declared a dividend of $0.07 per share on common shares, payable in cash on September 7, 2022 to shareowners of record at the close of business on August 24, 2022. On November 8, 2022, the Board of Directors declared a dividend of $0.07 per share on common shares, payable in cash on December 9, 2022, to shareowners of record at the close of business on November 29, 2022. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes. Other than the risk below, we have no material changes to our Quantitative and Qualitative Disclosures about Market Risk as filed in our 2021 Annual Report.
Inflation and Supply Chain Disruption Risk
We have experienced inflationary cost increases in our underlying expenses, including transportation and labor costs. We have also been impacted by global supply chain disruption, which has increased ocean freight voyage lead times for the shipment of our water dispensers to our branch locations and has increased freight costs.
While transportation and labor costs have on aggregate increased by $49.2 million, offset by favorable impact of foreign exchange rates of $4.6 million, in the third quarter of 2022 compared to the third quarter of 2021, the Company has been able to mitigate the impacts of inflation and supply chain disruptions. Our mitigation strategies, such as price increases and cost control efforts, have provided us the necessary flexibility to respond to the risks.
While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 1, 2022. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2022, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Other than the risk factor below, there have been no material changes to our risk factors since January 1, 2022. Please refer to our 2021 Annual Report.

Supply chain disruptions and cost increases related to inflation are having, and could continue to have, an adverse effect on our business, operating results, and financial condition.
We have experienced inflationary cost increases in our underlying expenses, including transportation and labor costs. We have also been impacted by global supply chain disruption, which has increased ocean freight voyage lead times for the shipment of our water dispensers to our branch locations and has increased freight costs.
To date, the Company has been able to largely mitigate the impacts of inflation and supply chain disruptions. Our mitigation strategies, such as price increases and cost control efforts, have provided us the necessary flexibility to respond to the risks.
While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period commencing on May 10, 2021. We did not repurchase any outstanding common shares under the plan during the third quarter of 2022 and the program has now expired.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period commencing on August 15, 2022.
The following table summarizes the repurchase activity under the Repurchase Plan during the third quarter of 2022:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2022-July 31, 2022	—	$—	—	$—
August 1, 2022-August 31, 2022	—	$—	—	$—
September 1, 2022-October 1, 2022	812,696	$13.45	812,696	$89,069,239
Total	812,696
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2022 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2022-July 31, 2022	923	$13.13	N/A	N/A
August 1, 2022-August 31, 2022	369	$13.67	N/A	N/A
September 1, 2022-October 1, 2022	535	$13.93	N/A	N/A
Total	1,827

Item 5. Other Information

The information set forth below is included herein for purposes of providing the disclosure required under “Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.
Effective November 8, 2022, the Board of Directors (the “Board”) of Primo Water Corporation (the “Company”) adopted Amended and Restated By-Law No. 1 (the “Amended and Restated By-Laws”). The amendments effected by the Amended and Restated By-laws clarify certain procedural and information requirements for shareowners to make director nominations and address certain matters resulting from the Securities and Exchange Commission’s “universal proxy” rules, including:
•to require nominating shareowners to submit certain information regarding the nominee and to respond to information requests from the Company germane to the nomination;
•to require nominating shareowners to make certain representations regarding their intent to comply with applicable proxy rules, to provide reasonable evidence of compliance with those rules in advance of the meeting, and to notify the Company in the event of a change in plans to solicit proxies; and

•to provide that any proxies in favor of a nomination that is withdrawn by the nominating shareowner or disregarded due to failure to comply with applicable proxy rules or the procedures set forth in the Amended and Restated By-Laws will be treated as abstentions.
The Amended and Restated By-Laws expand the group of persons authorized to determine whether a nomination has been made in accordance with the Amended and Restated By-laws in order to allow the Company to respond appropriately to questions as they arise throughout the nomination and solicitation process.
The Amended and Restated By-Laws also incorporate ministerial, clarifying and conforming changes, including revisions to reflect changes to the Business Corporations Act (Ontario).
The Amended and Restated By-Laws will be placed before shareowners for ratification and confirmation at the Company’s 2023 annual meeting of shareowners. The foregoing summary is subject to the complete text of the Amended and Restated By-Laws, a copy of which is attached to this Form 10-Q as Exhibit 3.1, and is qualified in its entirety by reference thereto. A copy marked to show the amendments is attached as Exhibit 3.2.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated By-Laws of Primo Water Corporation					*
3.2	Amended and Restated By-Laws of Primo Water Corporation (redline)					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2022.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2022.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2022.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2022.					*
101	The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, filed November 10, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

______________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: November 10, 2022	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: November 10, 2022	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)