Form 10-K
period 2022-12-31
Primo Water Corp /CN/
filed 2023-03-01
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of July 02, 2022 (based on the closing sale price of $13.57 for the registrant’s common shares as reported on the New York Stock Exchange on July 01, 2022) was $2,120.2 million.
(Reference is made to Part II, Item 5 for a statement of assumptions upon which the calculation is made).
The number of the registrant’s outstanding common shares as of February 22, 2023 was 159,940,055.
Documents incorporated by reference
Portions of our definitive proxy statement for the 2023 Annual and Special Meeting of Shareowners, to be filed within 120 days of December 31, 2022, are incorporated by reference in Part III. Such proxy statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.
Any reference to 2022, 2021 and 2020 corresponds to our fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
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
We originally incorporated in 1955 and, following the July 2021 continuance to the jurisdiction of the Province of Ontario, are governed by the Business Corporations Act (Ontario). Our principal executive office is located at 1150 Assembly Dr. Suite 800, Tampa, Florida, United States 33607.
Primo is a leading pure-play water solutions provider in North America and Europe and generates approximately $2.2 billion in annual revenue. Primo operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 10,000 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water machines. Primo also offers water filtration units across its 21-country footprint.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our European operations have maintained carbon neutrality for more than eleven years, and our U.S. operations achieved carbon neutral certification in 2020 under the CarbonNeutral Protocol, an international standard administered by Climate Impact Partners. In 2021, the Company achieved carbon neutrality on a global basis. In late 2021, Primo announced its planned exit from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category is estimated to reduce single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins. The exit was completed during the second quarter of 2022.
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million during the second quarter to reduce the carrying value of the assets to the estimated fair value less costs to sell. Separately, we reviewed and realigned our reporting segments, as further described in "Our Operations" below. The decision to exit our business in Russia and the realignment of segments resulted in a triggering event for goodwill and intangible assets with indefinite lives requiring quantitative assessments for the combined Eden business (which, prior to realignment, included the Eden Europe and Eden Israel businesses) immediately before the realignment of segments and for the Eden Europe and Israel businesses upon realignment of segments. These assessments resulted in recording a goodwill impairment charge of $11.2 million due to a decrease in cash flows associated with the exit from our business in Russia and recording a trademark impairment charge of $6.7 million due primarily to a decrease in the royalty rate used in the quantitative analysis. These impairment charges, along with the impairment charge of $11.2 million to reduce the carrying value of the Russia business to its estimated fair value less costs to sell, resulted in total impairment charges of $29.1 million which are included within impairment charges on the Consolidated Statements of Operations for the twelve months ended December 31, 2022. All impairment charges are included in the Europe reporting segment. The exit of our business in Russia was completed on July 19, 2022 and there was no material change to the charges recorded during the second quarter upon sale.

Our Operations
During the second quarter of 2022, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, certain of our businesses previously included in the Rest of World segment (now renamed "Europe") were realigned between the Europe reporting segment and the Other category. Our two reporting segments are as follows: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo businesses) and Europe (which includes the European business of Eden Springs Netherlands B.V. (“Eden Europe”), and our Decantae Mineral Water Limited (“Decantae”) and Fonthill Waters Ltd ("Fonthill") businesses). The Other category includes the Israel business of Eden ("Eden Israel"), and our Aimia Foods Limited (“Aimia”) and John Farrer & Company Limited (“Farrers”) businesses, as well as our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.
North America
Our North America reporting segment provides bottled water solutions, water filtration and coffee services to customers in North America. Products included in our North America reporting segment consist primarily of bottled water, water dispensers, purified bottled water, self-service refill drinking water, premium spring, sparkling and flavored essence water, filtration equipment and coffee.
Europe
Our Europe segment provides bottled water, water filtration and coffee services to customers in Europe. Products included in our Europe reporting segment consist primarily of bottled water, purified bottled water, premium spring, sparkling and flavored essence water, mineral water, filtration equipment and coffee.
Other
The Other category includes our Eden Israel, Aimia and Farrers businesses, as well as our corporate oversight function and other miscellaneous expenses.
Competitive Strengths
The combination of our scale and density of our routes in key markets, our industry-leading infrastructure, and our emphasis on superior customer service is intended to create significant competitive strengths. We continually invest in our delivery, exchange and refill service infrastructure, call centers and service capabilities to earn our position as an industry leader. We believe these investments have positioned us to benefit from a number of positive industry dynamics and new growth opportunities. First, we intend to capture new customers as we benefit from favorable consumer trends across our addressable markets, including increased focus on health and wellness, and concerns about deteriorating municipal water quality. Second, we believe our ability to offer complementary water and filtration products and services represents a significant untapped opportunity. Third, the highly fragmented market in which we operate affords us ample opportunity to make the most of our scale, systems and customer density to execute synergistic tuck-in acquisitions across all of our service areas. We believe these strengths, along with the strengths outlined below, will allow us to maximize growth opportunities to drive sustainable and profitable growth.
Leading Position in Multiple Service Platforms
We have a leading volume-based national presence in the North American and European bottled water industry. We offer a portfolio of well-known brands with longstanding heritages, such as Primo®, Crystal Springs®, Mountain Valley®, Crystal Rock®, Vermont Pure®, Sparkletts®, Hinckley Springs®, Kentwood Springs®, Canadian Springs®, Labrador Source® and Eden Springs®, which have contributed to our leadership position in the bottled water industry. In water filtration, we offer a complete range of products including carbon filtration and reverse osmosis filtration.
We are one of the leading direct-to-consumer providers that can offer comprehensive services to residential customers and small and medium-sized businesses, as well as large regional and national corporations and retailers. Our broad direct-to-consumer network creates an advantage in marketing and customer reach, while our extensive range of products and capabilities allows us to offer customers a convenient, single solution for high quality drinking water. We believe our position is strengthened by our presence in the exchange and refill channels and will be further strengthened through our ongoing efforts to enhance and promote our full-service water solutions offering to new and existing customers.
We also believe opportunities exist to increase sales of our products in our core markets by optimizing existing customer relationships, capitalizing on up-selling opportunities, obtaining new customers, exploring new channels of distribution and introducing new products through our broad reaching distribution network.

International Water Delivery, Water Filtration or Point of Use and Office Coffee Service Platforms
We believe having one of the leading North American and European water delivery production and distribution networks in the industry gives us the ability to reduce our purchasing, manufacturing and delivery costs relative to our competitors as well as drive customer density within the markets we serve. We have an extensive water delivery, water filtration and office coffee services distribution network with a unique ability to service customers, along with numerous locations through which we provide our exchange and refill offerings. We believe our footprint infrastructure and attention to customer service uniquely enable us to support local, regional and national accounts, which differentiates us in the industry. Our network has allowed us to secure strategic relationships, which have been successful in attracting new customers and leveraging our production and delivery infrastructure. We are able to provide multiple products to our water delivery, water filtration and office coffee services customers at minimal additional cost and generate additional profits on those incremental sales.
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
Business Strategy
Our business strategy is aligned around a common purpose and vision and operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). Our purpose defines and identifies who we are and what sets us apart. We aim to Inspire Healthier Lives With Water Your Way. In order to achieve our purpose, our vision guides our decisions and future investments to help differentiate us from our competitors. We aim to become the leading brand in the pure-play water category with a unique portfolio of sustainable drinking water solutions. To achieve this vision, we have aligned around a common set of global strategic pillars. These strategic pillars are integrated across our global business to help drive a differentiated offering for our customers while at the same time providing an engaged and purpose-driven culture for our associates. Through our strategies, we believe we can drive an enhanced customer experience while at the same time leverage our global scale to generate enhanced efficiencies. We also empower and motivate our associate base to help deliver for our customers and their needs. When our associate experience is aligned and operating in tandem with that of our customers, we have the best ability to deliver growth for all stakeholders. Our transition to a pure-play water company was the first step on our journey to enhancing value and we believe our business strategy will enable long-term measurable success in support of our vision and purpose.
Our strategic pillars and goals include:
•Water Your Way - we provide a diverse set of water solutions and products for residential, small and medium-sized businesses and retail customers. We believe this allows our customers access to on-trend and high-quality drinking water whenever, wherever and however customers want it. Our goal is to establish Primo as the preferred water brand in the spaces we compete by increasing customer penetration of our water solutions while also diversifying our customer base. Our financial model is strengthened by the recurring-revenue nature of our business model. Our offering is further enhanced through digital channels allowing customers to manage their delivery and order preferences or purchase products on owned and third-party online sites of our retail partners.
•Category Leading Innovation - we focus on new product innovation to drive customer penetration and increased water consumption. We focus on selling-in dispensers to retail locations and online and then work to promote the sell-through of these products to customers. We also provide dispensers for rent to Water Direct customers. We have expanded our dispenser offering with a variety of options that include hot, cold and technology to brew coffee, tea and other beverages in numerous price ranges that are suitable for our retail customer needs. We have also enhanced our lineup with color and style options that are on trend for residential and business settings. Dispenser innovation and enhancements also enable us to improve our service efficiency and reduce service costs.
•Customer for Life Promise - we position the customer at the center of everything we do. Our goal is to increase the customer lifetime value through increased customer retention. We seek to understand customer needs and listen to their feedback across our product offerings. By providing trusted high-quality products and equipment and responding to their service needs, we believe we can enhance the value of the relationship. We continue to build out interactive digital touch-points to improve the customer experience.

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
•Environmental, Social and Corporate Governance ("ESG") Leadership - we strive to provide a positive impact on the environment, our associates and the communities where we live, work and service. We maintain sustainable water resources, have achieved carbon neutrality throughout our organization, aim to reduce our carbon footprint further and energy usage, and seek to increase the use of recycled packaging. In the social channel, we promote associate health and safety initiatives, as well as diversity, equity and inclusion training for all management. Additionally, we aim to ensure our supplier community complies with all federal, state and local human relations laws and regulations, and each supplier is required to comply with our Global Supplier Code of Conduct. In the governance channel, our Code of Business Conduct and Ethics drives compliance with all relevant rules and regulations.
•Associate Experience - we are developing a purpose-driven culture that will drive an enhanced associate experience. Our goal is to attract and retain highly-engaged associates who will live our purpose in their interactions with our customers, as well as in their communities. We seek to implement an effective talent strategy that focuses on the entire associate lifecycle – onboarding to exit.
We ultimately believe that our connected strategies will help drive increased customer growth and greater customer retention due to our innovation and on-trend water solution offerings, all while leveraging our operating scale. Our associates will be highly-engaged in driving our purpose and engaging in our ESG leadership.
Focus on Water Direct, Water Exchange, Water Refill and Water Filtration Solutions Growth
Using our strategic pillars, our goals are to grow profitably as consumers move to healthier beverage options and to sell across multiple channels. This drives our customer density and consumption, reducing costs to serve.
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
We intend to utilize our e-commerce capabilities to employ data-driven customer acquisition, increase penetration, expand our customer base and provide a seamless strategy for improved customer experience, retention and long-term growth. Our e-commerce capabilities utilize common platforms while engaging and serving potential and current customers in the most optimized manner.
We believe our ability to offer complementary water and filtration products and services represents a significant untapped opportunity as nearly all of our existing and target customers consume multiple products. We believe we are well-positioned to capitalize on this opportunity utilizing our strong relationships and frequent face-to-face interactions with our large installed customer base. RSRs are trained to sell across our product set and are highly incentivized through our commission structure to promote new products to existing customers, which increases sales and average revenue per customer.
We intend to proactively pursue accretive acquisitions to complement our organic growth. The highly fragmented market in which we operate affords us ample opportunities to execute synergistic water delivery and filtration tuck-in acquisitions. Our acquisition strategy is consistent with our objective to continually build customer density and reduce the overall cost of servicing our existing customer base. We have a proven track record of achieving significant synergies and integrating companies onto our platform, and we believe that our acquisition strategy will continue to improve our profitability.
We have managed to pursue this acquisition strategy while reducing leverage levels by employing a combination of disciplined purchasing, successful integration and synergy realization, and divestiture of assets that are no longer instrumental to our purpose, vision or strategy. In the second quarter of 2022, Primo exited from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category is estimated to reduce single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins.

Evaluate Acquisition Opportunities
We will continue to evaluate additional opportunities to expand our positions in the water delivery and filtration service categories, as well as other higher margin or growth-oriented water categories where we believe our platform, operating strength and synergies can be leveraged. Additionally, we may use acquisitions to enter new geographies where we believe the customer demand aligns with our product offering.
Financial Information about Segments
For financial information about reporting segments and geographic areas, see Note 11 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Ingredient and Packaging Supplies
In addition to water, the principal raw materials required to produce our products are polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. The cost of these raw materials can fluctuate substantially over time. We have implemented a number of risk mitigation programs in order to reduce the risk of commodity fluctuations in key areas such as energy surcharges tied to certain energy indexes within North America and throughout our European footprint. Our core product of bottled water utilizes a reusable bottle that allows for the overall cost to service to be spread out over a number of recurring trips to our customer base. We utilize a refill, reuse and recycle concept with our three gallon (“3G”) and five gallon (“5G”) bottled water packaging. Where we have not established a risk mitigation program, it is often necessary to recover the increased cost of materials through price increases, which we have historically had success in implementing in order to reduce our overall exposure to rising ingredient and packaging costs.
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
Trade Secrets, Copyrights, Trademarks and Licenses
We sell a majority of our 3G and 5G bottled water under our own brands while our office coffee services business sells both our branded products as well as products under which we have a distribution license. We own registrations for various trademarks that are important to our worldwide business, including Primo®, Alhambra®, Crystal Rock®, Mountain Valley®, Deep Rock®, Hinckley Springs®, Crystal Springs®, Kentwood Springs®, Mount Olympus®, Pureflo®, Sierra Springs®, Sparkletts®, and Renü® in the United States, Canadian Springs®, Labrador Source® and Amazon Springs® in Canada, and Decantae®, Eden®, Eden Springs®, Chateaud’eau®, and Mey Eden® in Europe and Israel. We have filed certain trademark registration applications and intend to develop additional trademarks and seek registrations for such trademarks and to develop other intellectual property. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.
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
Customers
We have limited customer concentration as no customer accounts for more than 10% of our net revenues.

Competition
Our principal competitors are local, regional and national bottled water businesses as well as providers of various types of water filtration units and services. We face significant competition in our business as distribution methods for bottled water products continue to change and evolve. Our business also faces increased competition from filtration units. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit.
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
We currently offer and use non-refillable recyclable containers in the United States and other countries around the world. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and other countries requiring that deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere. In the second quarter of 2022, we exited from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category is estimated to reduce production of plastic water bottles by more than 400 million, annually, while also improving overall margins.
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

Human Capital
Employees
As of December 31, 2022, we had over 9,240 employees, of whom approximately 6,040 were in the North America reporting segment; approximately 2,110 were in the Europe reporting segment; and approximately 1,090 were in the Other category. We have entered into collective bargaining agreements covering approximately 380 of the employees in the North America reporting segment, approximately 180 of the employees in the Europe reporting segment, and 450 in the Other category, which all contain terms that we believe are typical in our industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.
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
Health and Safety
Primo is committed to providing our customers with safe and high-quality water products, while ensuring the health and safety of our associates, contractors, and the communities in which we operate. Our approach to health and safety is rooted in our tenets and core values, and we continuously strive to ensure that safety, security, and quality always come first.
The Company’s health and safety program is designed to proactively identify, assess, and manage risks and hazards associated with our operations, products, and services. We operate in compliance with all applicable health and safety laws, regulations, and standards, and our program includes a comprehensive set of policies, procedures, and training programs that cover all aspects of our business operations, including manufacturing, distribution, and customer service.
At Primo, we believe that safety, security, and quality are the foundation of a successful organization. As such, we maintain a proactive approach to risk management, which includes regular risk assessments, observations and inspections to identify and mitigate unsafe conditions and behaviors in our operations while building a caring culture. We have a strong reporting process to ensure that all incidents and hazard identifications are investigated, and appropriate corrective and preventative actions are taken.
Primo is committed to continuously improving our health and safety program to ensure that we exceed the expectations of our stakeholders. We believe that our commitment to safety, security, and quality is essential to our long-term success, and we will continue to invest in our health and safety programs to achieve our goal of zero incidents.
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
It is part of our purpose to promote hydration and wellness via sponsorships and in-kind donations, and to provide aid in the times of need. We provide bottled water products for local sporting events, culinary and hospitality programs, fundraisers, and associate-supported efforts and have contributed time and resources to many regional causes. We also donated water to medical centers and first responders, as well as supported hospitality partners feeding front-line workers during the COVID-19 pandemic.
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
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are also available free of charge on our website at www.primowatercorp.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with, or furnish to, the SEC or to Canadian securities regulatory authorities nor is such information incorporated by reference herein or therein.
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
We face competition in our business as distribution methods for bottled water products continue to change and evolve. The increasing availability of multi-gallon water bottles in retail stores could affect our business as some customers may choose to purchase water in returnable bottles through competitors' retail products rather than ours. Our business also faces increased competition from filtration units in the market. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit. Additionally, retail and internet availability of these products could negatively affect demand for the direct distribution sources we offer.
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
To date, the Company largely has been able to mitigate the impacts of inflation and supply chain disruptions. Our mitigation strategies, such as price increases and cost control efforts, have provided us the necessary flexibility to respond to the risks.
While we have taken steps to minimize the impact of these increased costs, global supply chain disruption and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows.
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
A disruption in production at our production facilities or those of our suppliers, distribution channels or service networks could have a material adverse effect on our business. The disruption could occur for many reasons, including fire, natural disasters, pandemics, weather, manufacturing problems, contamination, diseases, strikes or labor shortages, supply chain disruptions, transportation interruption, government regulation, war, terrorism or other hostile acts. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively impact our business and results of operations.

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
Climate change may have an adverse impact on our business and results of operations.
There is concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns and an increase in the frequency or duration of extreme weather and climate events. These changes could adversely impact some of our facilities, the availability and cost of key raw materials and water resources we use. Public expectations for reductions in greenhouse gas emissions are rapidly changing and may require us to make additional investments in facilities and equipment, including more fuel-efficient vehicles. In addition, federal, state or local governmental authorities may propose legislative and regulatory initiatives in response to concerns over climate change which could directly or indirectly adversely affect our business, require additional investments or increase the cost of raw materials, fuel, ingredients and water. Further, if we are unable to meet public expectations and regulatory developments, or if our existing practices and procedures are not adequate to meet new regulatory requirements, we may miss corporate opportunities or become subject to regulatory scrutiny or third-party claims. As a result, the effects of climate change could have an adverse impact on our business and results of operations.
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
Our business can be affected by war, large-scale terrorist or other hostile acts, especially those directed against the United States or other major industrialized countries in which we do business, major natural disasters, long-term periods of drought, or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business, could disrupt our supply of raw materials, and could affect production, transportation and delivery of products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.
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
As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon targeted analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We evaluate the recoverability of recorded goodwill and indefinite life intangible asset amounts annually, or when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment and certain underlying assumptions. Goodwill accounted for approximately $1,293.0 million of our recorded total assets as of December 31, 2022. Our other intangible assets with indefinite lives as of December 31, 2022 relate primarily to the trademarks acquired in our historical acquisitions. These assets have an aggregate net book value of $438.6 million, and are more fully described in Note 1 to the Consolidated Financial Statements.
As of December 31, 2022, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $456.1 million, which consisted principally of $416.4 million of customer relationships that arose from acquisitions, $21.4 million of software, and $8.2 million of patents. Customer relationships are typically amortized over the period for which we expect to receive the economic benefits. The customer relationships acquired in connection with our historical acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill, trademarks or trade names. For additional information on accounting policies we have in place for goodwill and indefinite life intangible asset impairment, see our discussion under “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1 to the Consolidated Financial Statements.
Financial, Credit and Liquidity Risks
We have a significant amount of outstanding indebtedness, which could adversely affect our financial health, and future cash flows may not be sufficient to meet our obligations.
As of December 31, 2022, our total indebtedness was $1.5 billion. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:

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
Our Revolving Credit Facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our Revolving Credit Facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. The outstanding borrowings under the Revolving Credit Facility as of December 31, 2022 were $197.0 million.
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
In addition, these systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, war, terrorism or other hostile acts, software, equipment or telecommunications failures, processing errors, computer viruses, ransomware, phishing, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, any of which could negatively affect our business and results of operations.

If we are unable to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our Company, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and negatively affect our results of operations.
The protection of our customer, employee and Company data is critical to us. We have procedures and technology in place to safeguard our customers’ debit card, credit card and other personal information, our employees’ private data and Company records and intellectual property. However, if we experience a data security breach of any kind, we could be exposed to negative publicity, government enforcement actions, private litigation or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing their purchases of our products and services or their use of the debit or credit card payment option. Any loss of our ability to securely offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively affecting our customer experience and significantly increasing our administrative costs related to customer payment processing. This could cause us to lose customers and could have a negative effect on our results of operations. While we maintain insurance coverage that is intended to address certain aspects of data security risks, the coverage may be insufficient to cover all losses or all types of claims that may arise.
In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union’s General Data Protection Regulation, which became effective in 2018, and the California Consumer Privacy Act, which became effective in 2020, impose significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.
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
Energy/Conservation Initiatives
The EPA has oversight over the Energy Star certification program for appliances, including bottled water dispensers. Since 2014, the EPA has required appliances in the program to adhere to a lower energy consumption standard of 0.87 kilowatt hours per day. While we are working closely with our water cooler manufacturers to ensure we have continued access to Energy Star certified bottled water dispensers, there can be no assurances that we will continue to have such access. Our inability to utilize compliant dispensers could negatively affect our business, financial condition, reputation and results of operations.
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
Packaging Ingredients
The manufacture and use of resins and Bisphenol A (“BPA”) used to make our 3G and 5G water bottles are subject to regulation by the FDA. These regulations relate to substances used in food packaging materials. BPA is contained in substantially all of our 3G and 5G returnable polycarbonate plastic bottles. Negative media attention regarding BPA has generated concern in the bottled water market. Regulatory agencies in several jurisdictions worldwide, including the FDA, have found these materials to be safe for food contact at current levels, but a significant change in regulatory rulings or state or local laws concerning BPA could have an adverse effect on our business. Extensive negative public perception regarding food packaging that uses BPA could cause consumers to stop purchasing our products manufactured in polycarbonate bottles. Further, the emergence of new scientific evidence or reports that suggests our polycarbonate water bottles are unsafe, or interpretations of existing evidence by regulatory agencies that lead to prohibitions on the use of polycarbonate plastic as packaging for food contact materials, could cause a serious disruption in our ability to package our bottled water products. If polycarbonate plastic becomes a banned substance, we may not be able to adopt alternative packaging, and conduct extensive and costly safety testing, in time to prevent adverse effects to our business, financial condition and results of operations. Further, if our competitors successfully integrate BPA-free packaging into their business and BPA is subsequently deemed undesirable or unsafe, our competitors may have a significant competitive advantage over us.
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
On August 16, 2022, the U.S. enacted the Inflation Reduction Act ("IRA"), which introduces among other items, an excise tax that would impose a 1% surcharge on stock repurchases by covered corporations beginning in 2023. We could be subject to this new excise tax depending on the manner in which the stock repurchase is funded.
Risks Related to Our Common Shares
We may not continue our quarterly dividend and shareowners may never obtain a return on their investment.
We have paid quarterly cash dividends since 2012. Most recently, our Board of Directors declared a dividend of $0.08 per common share to be paid in cash on March 27, 2023 to shareowners of record at the close of business on March 10, 2023. However, there can be no assurance that we will continue to declare quarterly dividends in the future. The declaration and payment of future dividends on our common shares is subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants and other restrictions on payment set forth in the instruments governing our indebtedness in effect from time to time. Accordingly, shareowners must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any return on their investment.

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
Our business is supported by our extensive manufacturing and distribution network. Our manufacturing footprint encompasses 63 strategically located manufacturing and production facilities and 318 branch distribution and warehouse facilities. Our facilities are used to support our operations and are suitable and adequate to carry out our business at expected capacity for the foreseeable future. The facilities and square footage amounts noted below do not include vacant or underutilized properties.

The following table is a summary of our properties by segment as of December 31, 2022:

(square feet in millions)	North America		Europe		Other [2]		Total
	Count	Sq Ft.	Count	Sq Ft.	Count	Sq Ft.	Count	Sq Ft.
Manufacturing and Production
Owned	14	0.9	11	0.4	—	—	25	1.3
Leased[1]	29	1.4	5	0.1	4	2.3	38	3.8
	43	2.3	16	0.5	4	2.3	63	5.1
Branch Distribution and Warehouses
Owned	46	0.7	6	0.2	—	—	52	0.9
Leased[1]	145	2.1	114	0.8	7	0.6	266	3.5
	191	2.8	120	1.0	7	0.6	318	4.4
Office Space
Owned	3	0.1	1	0.1	—	—	4	0.2
Leased[1]	—	—	8	0.3	4	0.1	12	0.4
	3	0.1	9	0.4	4	0.1	16	0.6
Total	237	5.2	145	1.9	15	3.0	397	10.1
______________________
1    Lease terms for non-owned properties expire between 2023 and 2056.
2    Properties in our Other category include locations primarily in the United Kingdom and Israel as well as our Corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS
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
The Israeli Ministry of Environmental Protection (the “Ministry”) has alleged that a non-profit recycling corporation, which collects and recycles bottles sold by manufacturers, including Eden Israel, failed to meet recycling quotas in 2016, in violation of Israeli law. The law imposes liability directly on manufacturers, and the Ministry has asserted that the manufacturers involved with the corporation owe a fine. In December 2022, it was determined that Eden Israel would be subject to a fine in the amount of approximately $1.4 million which has been accrued for within accounts payable and accrued liabilities on our Consolidated Balance Sheet as of December 31, 2022.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM PART I. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names, ages, offices and backgrounds of all of our executive officers as of March 1, 2023. Our officers do not serve for a set term.

	Office	Age
Thomas Harrington	Chief Executive Officer	65
David Hass	Chief Financial Officer	44
Marni Morgan Poe	Chief Legal Officer and Secretary	53
William "Jamie" Jamieson	Global Chief Information Officer	50
Mercedes Romero	Chief Procurement Officer	56
Anne Melaragni	Chief Human Resources Officer	47
Jason Ausher	Chief Accounting Officer	49

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
•David Hass was appointed Chief Financial Officer in January 2023. Prior to his appointment, Mr. Hass served as Chief Strategy Officer for the Company since 2020. From 2011 to 2020, Mr. Hass served in various roles with legacy Primo, including Chief Strategy Officer, Vice President of Strategy, Vice President of Financial Planning & Analysis (FP&A), as well as GM of the Canadian Business Unit and the Water Direct Business Unit. From 2007 to 2011, Mr. Hass served as Vice President of Consumer Investment Banking at Stifel (formerly Thomas Weisel Partners). Prior to that, Mr. Hass served as an Associate in the Client Financial Management practice at Accenture.
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
•Mercedes Romero was appointed Chief Procurement Officer in August 2020. Prior to joining us, Ms. Romero served as Vice President Sourcing and Supply Management from 2019 to 2020 for Ryder System Inc., overseeing global spend and supply planning teams. From 2017 to 2019, Ms. Romero served as Chief Procurement Officer/VP Procurement Americas with the Campari Group. From 1995 to 2017, Ms. Romero held various senior roles leading procurement and supply chain transformations for TEVA Pharma, Diageo, Starbucks, Clorox and Procter & Gamble. Ms. Romero currently serves on the board of directors of John B. Sanfilippo & Son, Inc., a publicly traded snack food manufacturer, and MarineMax Inc., a publicly traded recreational boat and yacht retailer.

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
As of February 22, 2023, we had 888 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 22, 2023 was $16.30 on the NYSE and C$22.13 on the TSX.
Our Board of Directors has declared a quarterly cash dividend in each quarter during 2022 and 2021. The quarterly cash dividend in 2022 was $0.07 per common share and aggregated to approximately $45.7 million. The quarterly cash dividend in 2021 was $0.06 per common share and aggregated to approximately $39.0 million. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes as well as other factors that our Board of Directors may deem relevant from time to time.
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

Shareowner Return Performance Graph
The following graph shows changes over our past five fiscal years in the value of $100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Russell 2000 Index; (iii) the Toronto Stock Exchange’s S&P/TSX Composite Index; (iv) the peer group utilized in prior annual reports, which consists of publicly-traded companies in the water and route based service industries comprised of UniFirst Corp., ADT Inc., Chemed Corp., Terminix Global Holdings Inc. fka ServiceMaster Global Holdings, Inc. (included through the last trading day as a public company), Cintas Corporation, A. O. Smith Corporation, Franklin Electric Co., Inc., IDEX Corporation, Pentair plc, Xylem Inc., The Brink’s Company, Evoqua Water Technologies Corp., Mueller Water Products, Inc., Rollins, Inc., Rexnord Corporation, Stericycle Inc., Tetra Tech, Inc., and Watts Water Technologies Inc. Windstream Holdings, Inc. was removed as a peer company as it is no longer publicly traded. The closing price of Primo’s common shares as of December 30, 2022, the last trading day of 2022, was C$21.02 on the TSX and $15.54 on the NYSE. The following table is in US dollars.
We have updated our broad market index to the Russell 2000 Index from the S&P/TSX Composite Index as the members of the Russell 2000 Index are more comparable in size, type and business scope to our own.

COMPARISON OF CUMULATIVE TOTAL RETURN
250.00
200.00
150.00
100.00
50.00
0.00
12/30/2017
12/29/2018
12/28/2019
01/02/2021
01/01/2022
12/31/2022
Primo Water Corporation
S&P/TSX Composite
Russell 2000 Index
Peer Group

 ASSUMES $100 INVESTED ON DECEMBER 30, 2017
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2022

Company / Market / Peer Group	12/30/2017	12/29/2018	12/28/2019	1/2/2021	1/1/2022	12/31/2022
Primo Water Corporation	$100.00	$83.27	$83.47	$98.99	$112.86	$101.43
Russell 2000 Index (new index)	$100.00	$88.28	$111.67	$134.00	$153.85	$122.41
S&P / TSX Composite	$100.00	$83.09	$107.76	$116.27	$146.70	$128.77
Peer Group	$100.00	$92.04	$124.48	$158.42	$189.85	$172.55

Issuer Purchases of Equity Securities
Common Share Repurchase Program
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100 million of our outstanding common shares over a 12-month period commencing on August 15, 2022. For the year ended December 31, 2022, we repurchased 1,753,479 common shares for $23.8 million through open market transactions under the repurchase plan. There can be no assurance as to the precise number of common shares, if any, that will be repurchased under the repurchase plan in the future, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
The following table summarizes the repurchase activity under the repurchase plan for the quarter ended December 31, 2022:

	Total Number of Common Shares Purchased	Average Price Paid per Common Shares	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 2 - October 31, 2022	622,345	$13.49	622,345	$80,673,805
November 1 - November 30, 2022	318,438	$13.82	318,438	$76,272,992
December 1 - December 31, 2022	—	—	—	$76,272,992
Total	940,783		940,783
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period, which expired on May 10, 2022. We repurchased 2,646,831 common shares for $43.5 million through open market transactions under this repurchase plan, all in the year ended January 1, 2022.
Shares purchased under these repurchase plans were subsequently canceled.
Tax Withholdings
The following table contains information about shares that we withheld from delivering to employees during the quarter ended December 31, 2022 to satisfy their tax obligations related to share-based awards:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2022 - October 31, 2022	53,648	$14.35	N/A	N/A
November 1, 2022 - November 30, 2022	115	$13.35	N/A	N/A
December 1, 2022 - December 31, 2022	70,520	$15.32	N/A	N/A
Total	124,283

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Primo is a leading pure-play water solutions provider in North America and Europe and generates approximately $2.2 billion in annual revenue. Primo operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 10,000 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water machines. Primo also offers water filtration units across its 21-country footprint.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our European operations have maintained carbon neutrality for more than eleven years, and our U.S. operations achieved carbon neutral certification in 2020 under the CarbonNeutral Protocol, an international standard administered by Climate Impact Partners. In 2021, the Company achieved carbon neutrality on a global basis. In late 2021, we announced our planned exit from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category is estimated to reduce single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins. The exit was completed during the second quarter of 2022.
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
In 2022, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities and making equipment upgrades.

During the second quarter of 2022, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following that review, certain of our businesses previously included in the Rest of World segment (now renamed "Europe") were realigned between the Europe reporting segment and the Other category. Our two reporting segments are as follows: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo businesses) and Europe (which includes the European business of Eden Springs Netherlands B.V. (“Eden Europe”), Decantae Mineral Water Limited (“Decantae”) and Fonthill Waters Ltd ("Fonthill") businesses). The Other category includes the Israel business of Eden ("Eden Israel"), Aimia Foods Limited (“Aimia”) and John Farrer & Company Limited (“Farrers”) businesses, as well as our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.
Our fiscal year is based on either a 52- or 53- week period ending on the Saturday closest to December 31. For the years ended December 31, 2022 and January 1, 2022, we had 52 weeks of activity, compared to 53 weeks of activity for the year ended January 2, 2021. We estimate the additional week contributed $19.4 million of additional revenue and $3.9 million of additional operating income for the year ended January 2, 2021. One of our subsidiaries uses a calendar year-end which differs from the Company’s 52- or 53- week fiscal year-end. Differences arising from the use of the different fiscal year-ends were not deemed material for the fiscal years ended December 31, 2022, January 1, 2022 or January 2, 2021.
Impact of the COVID-19 Pandemic and General Economic Conditions
Our global operations expose us to risks associated with the coronavirus (“COVID-19”) pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. While we have operated in the COVID-19 environment for more than two years and many of the pandemic’s impacts are becoming the “new normal”, the situation continues to evolve. Depending on its trajectory, the pandemic may contribute to further economic uncertainty, recession or slowdown in growth, or result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain, increases in employee costs, general economy-wide inflation or otherwise), and further impacts on our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. Moreover, disruptions to global supply chains, labor shortages, inflation and the ongoing Russia/Ukraine war are likely to continue to create challenging economic conditions for our business, through increased costs, increased employee attrition and vacancies, lower consumer spending or other impacts. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely.
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
In response to COVID-19, certain government authorities have enacted programs which provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the years ended December 31, 2022, January 1, 2022, and January 2, 2021, we received wage subsidies under these programs totaling $0.4 million, $3.7 million, and $7.4 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling nil and $7.5 million were included in accounts payable and accrued liabilities on our Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022, respectively.

Divestiture, Acquisition and Financing Transactions
Divestitures
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million during the second quarter to reduce the carrying value of the assets to the estimated fair value less costs to sell. The exit from our business in Russia was completed on July 19, 2022 and there was no material change to the charges recorded during the second quarter upon sale.
In the second quarter of 2022, as part of our overall strategy to increase profitability and further reduce our environmental footprint, we exited the North America single-use retail bottled water category, which consisted primarily of 1-gallon, 2.5 gallon and case-pack water. The exit did not affect our large format exchange, refill, and dispenser business or our Mountain Valley brand, which sells products primarily in glass bottles. On an annualized basis, these products have accounted for revenue of approximately $140 million.
On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”) for consideration of $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to the purchaser of S&D. We used the proceeds of the transaction to finance a portion of the acquisition of Primo Water Corporation ("Legacy Primo" and such transaction, the "Legacy Primo Acquisition").
In July 2017, we entered into a Share Repurchase Agreement with Refresco Group B.V., a Dutch company (“Refresco”), pursuant to which we sold to Refresco, in January 2018, our carbonated soft drinks and juice businesses and our Royal Crown International finished goods export business (collectively, the “Traditional Business” and such transaction, the “Traditional Business Divestiture”).
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
Acquisitions
On December 30, 2021, Eden Springs Netherlands B.V., a wholly-owned subsidiary of the Company ("Eden"), completed the acquisition of Sip-Well NV, the leading distributor of water solutions in Belgium (the "SipWell Acquisition"). The total cash consideration paid by Eden in the SipWell Acquisition was $53.1 million, subject to adjustments for any non-permitted leakage since a locked box date. The SipWell Acquisition was funded through a combination of incremental borrowings under the Company’s Revolving Credit Facility (defined below) and cash on hand.
On March 2, 2020, pursuant to the terms and conditions of the Agreement and Plan of Merger entered into on January 13, 2020, Cott Corporation completed the acquisition of Legacy Primo. The aggregate consideration paid in the Legacy Primo Acquisition was approximately $798.2 million and includes $377.6 million of our common shares issued by us to holders of Legacy Primo common stock, $216.1 million paid in cash by us to holders of Legacy Primo common stock, $196.9 million of cash paid to retire outstanding indebtedness on behalf of Legacy Primo, $4.7 million to settle a pre-existing liability and $2.9 million in fair value of replacement common share options and restricted stock units for vested Legacy Primo awards. The Legacy Primo Acquisition is consistent with our strategy of transitioning to a pure-play water solutions provider.
In connection with the closing of the Legacy Primo Acquisition, Cott Corporation changed its corporate name to Primo Water Corporation and its ticker symbol on the New York Stock Exchange and Toronto Stock Exchange to “PRMW”.

Financing Activity
On April 30, 2021, we issued $750.0 million of 4.375% senior notes due April 30, 2029 (“2029 Notes”) to qualified purchasers in a private placement offering under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2029 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2029 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility and the €450.0 million of 3.875% senior notes due October 31, 2028. The 2029 Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the $750.0 million of 5.500% senior notes due April 1, 2025 (“2025 Notes”) and pay related premiums, fees and expenses.
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
On October 22, 2020, we issued €450.0 million ($479.1 million at exchange rates in effect on December 31, 2022) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility, the €450.0 million of 5.500% senior notes due July 1, 2024 (“2024 Notes”) and the 2025 Notes. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021. The proceeds of the 2028 Notes, along with borrowings from the Revolving Credit Facility, were used to redeem in full the 2024 Notes and pay related premiums, fees and expenses.
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
The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Revolving Credit Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Revolving Credit Facility has a five year maturity date and includes letter of credit and swing line loan sub facilities. Initial borrowings under the Revolving Credit Facility were used to refinance in full and terminate our previously existing asset-based lending credit facility ("ABL facility").
Summary Financial Results
Net income from continuing operations in 2022 was $29.6 million or $0.18 per diluted common share, compared with net loss from continuing operations of $3.2 million or $0.02 per diluted common share in 2021.
The following items of significance affected our 2022 financial results:

•Net revenue increased $141.8 million, or 6.8%, in 2022 compared to the prior year due primarily to customer growth and increased demand for products and services from residential and business customers of $116.5 million and pricing initiatives of $168.3 million, partially offset by the exit from the single-use retail bottled water business in North America of $101.3 million, the sale of the Russia business of $6.4 million and the impact of unfavorable foreign exchange rates of $55.6 million;
•Gross profit increased to $1,293.4 million in 2022 from $1,157.4 million in 2021. Gross profit as a percentage of revenue was 58.4% in 2022 compared to 55.8% in 2021. The 260 basis point increase is due primarily to increased demand and pricing initiatives, partially offset by the impact of unfavorable foreign exchange rates;

•SG&A expenses increased to $1,151.4 million in 2022 compared to $1,034.3 million in the prior year due primarily to higher selling and operating costs that supported volume and revenue growth. These costs included inflationary labor and transportation cost increases, which increased by $61.3 million and $26.5 million, respectively, from 2021, partially offset by the favorable impact of foreign exchange rates of $28.0 million. SG&A expenses as a percentage of net revenue was 52.0% in 2022 compared to 49.9% in 2021;
•Loss on disposal of property, plant and equipment, net was related primarily to the disposal of $8.5 million of equipment that was either replaced or no longer being used in our reporting segments;
•Acquisition and integration expenses increased to $15.3 million in 2022 compared to $10.8 million in 2021 due primarily to costs associated with the exit from the single-use retail bottled water business in North America and ongoing integration costs incurred in connection with the Legacy Primo Acquisition. Acquisition and integration expenses as a percentage of net revenue increased to 0.7% in 2022 compared to 0.5% in 2021;
•Impairment charges increased to $29.1 million from nil in the prior year due to the non-cash impairment charges resulting from the exit of our business in Russia and realignment of our segments. The charges include an asset impairment charge of $11.2 million, a goodwill impairment charge of $11.2 million and a trademark impairment charge of $6.7 million in the current year;
•Gain on sale of property increased to $38.8 million in 2022 from nil in 2021 due to the completion of sale transactions for two of our owned real properties;
•Other expense, net was $8.8 million in 2022 compared to $27.9 million in 2021 due primarily to unrealized foreign exchange losses in the current year period and costs to redeem our 2025 Notes incurred in 2021;
•Income tax expense was $19.7 million on pre-tax income from continuing operations of $49.3 million in 2022 compared to income tax expense of $9.5 million on pre-tax income from continuing operations of $6.3 million in the prior year due primarily to increased income in the U.S. related to real property sales in the fourth quarter of 2022 and the debt refinancing costs incurred in the second quarter of 2021. The impact of the increased income is partially offset by impairment charges incurred in the second quarter of 2022 for which minimal tax benefits were recognized;
•Adjusted EBITDA increased to $420.1 million in 2022 compared to $380.0 million in the prior year due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $281.6 million in 2022 compared to $258.7 million in the prior year. The $22.9 million increase was due primarily to improved earnings, excluding non-cash charges and income, partially offset by an increase in cash used for working capital relative to the prior year.
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

Impairment Testing of Goodwill
Primo operates through four operating segments: North America, Europe, Eden Israel, and Aimia. The North America and Europe operating segments are reportable operating segments, and Eden Israel and Aimia are nonreportable operating segments within our Other category. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our North America operating segment was determined to have three components: DSS, Aquaterra, and Mountain Valley. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). Our Europe operating segment was determined to have three components: Eden Europe, Decantae, and Fonthill, none of which have similar economic characteristics. Our Aimia operating segment was determined to have two components: Aimia and Farrers, neither of which have similar economic characteristics. Our Eden Israel operating segment was determined to be a single component. We have thus determined our reporting units are DSSAqua, Mountain Valley, Eden Europe, Eden Israel, Aimia, Decantae, Farrers and Fonthill.
During 2022, we identified triggering events arising from 1) our exit from our Russia business and 2) the realignment of our segments (both described above). which required us to perform an impairment test. We elected to bypass the qualitative assessment and performed an interim quantitative impairment test as of May 10, 2022. The interim quantitative impairment test was performed both (1) on a pre-realignment basis on the combined Eden reporting unit (which, prior to realignment, included the Eden Europe and Eden Israel businesses), and (2) on a post-realignment basis, on the Eden Europe and Eden Israel reporting units separately.
We determined the fair value of the reporting units being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50.0% each to determine the fair value of the reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Critical assumptions used in our valuation of reporting units included the anticipated future cash flows, a weighted-average terminal growth rate of 1.5%, a discount rate of 9.0%, and the comparable company multiples. The anticipated future cash flows assumption reflects projected revenue growth rates, SG&A expenses and capital expenditures. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The comparable company multiples were based on operating data from guideline publicly traded companies and provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were evaluated and adjusted based on specific characteristics of the reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined that, (1) on a pre-realignment basis, goodwill was impaired for the combined Eden reporting unit and, as a result, we recognized an impairment charge of $11.2 million (which is included in impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2022), and (2) on a post-realignment basis, the estimated fair value of each of the Eden Europe and Eden Israel reporting units equaled their respective carrying values (therefore, no goodwill impairment charges were recorded for these two reporting units).
We had goodwill of $1,293.0 million on the Consolidated Balance Sheet at December 31, 2022, which represents amounts for the DSSAqua, Mountain Valley, Eden Europe, Eden Israel, Aimia, Decantae, and Fonthill reporting units.

For purposes of the 2022 annual test, we elected to perform a qualitative assessment for all reporting units to assess whether it was more likely than not the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of our reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment. Goodwill allocated to the DSSAqua, Mountain Valley, Eden Europe, Eden Israel, Aimia, Decantae, and Fonthill reporting units as of December 31, 2022 are $981.2 million, $16.0 million, $184.6 million, $61.4 million, $47.6 million, $1.2 million, and $1.0 million, respectively.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2022, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
During 2020, we identified a triggering event arising from the impact of the COVID-19 pandemic and performed an interim quantitative impairment test as of June 27, 2020. We determined that goodwill was impaired for the Eden, Decantae, and Farrers reporting units and recognized impairment charges of $103.3 million, $0.3 million and $0.5 million, respectively. These impairment charges are included in impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.
Impairment Testing of Intangible Assets with an Indefinite Life
Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of businesses, and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets. Our trademarks with indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible assets to its fair value and when the carrying amount is greater than the fair value, we recognize an impairment loss. Our intangible assets with indefinite lives relate to trademarks acquired in the Legacy Primo Acquisition, trademarks acquired in the acquisition of DSS, trademarks acquired in the acquisition of Eden (including the trademarks associated with our Eden Europe and Eden Israel businesses), one of the trademarks acquired in the acquisition of Aquaterra, trademarks acquired in the acquisition of Mountain Valley, trademarks acquired in the acquisition of Crystal Rock and trademarks acquired in the acquisition of SipWell (collectively the "Trademarks").
As a result of the triggering events described above arising from the exit from our Russia business and realignment of segments, we also performed recoverability tests on the trademarks with an indefinite life acquired in the acquisition of Eden ("Eden Trademarks") as of May 10, 2022. We elected to bypass the qualitative assessment and performed an interim quantitative impairment test as of May 10, 2022 on the Eden Trademarks. The interim quantitative impairment test was performed for the Eden Trademarks, including the Eden Europe and Eden Israel trademarks, to identify any impairment immediately prior to the segment realignment. The interim quantitative impairment test was then performed for the trademarks with indefinite lives associated with the Eden Europe and Eden Israel businesses upon segment realignment.
To determine the fair value of the trademarks being evaluated, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with the trademark. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademark. The assumptions used to estimate the fair value of the trademark are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, we determined that, (1) on a pre-realignment basis, the estimated fair value of the Eden Trademarks exceeded the carrying value by approximately 9.0% (therefore, no impairment charge was recorded for this trademark), and (2) on a post-realignment basis, the estimated fair value of the trademarks with indefinite lives associated with our Eden Israel business exceeded the carrying value by approximately 103.0% (therefore, no impairment charge was recorded for this trademark), and the trademarks with indefinite lives associated with our Eden Europe business were impaired and recognized an impairment charge of $6.7 million. The impairment charge is included in impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2022. The impairment charge is due primarily to the decrease in the royalty rate used in the quantitative assessment.
As of December 31, 2022, the Trademarks have an aggregate net book value of $437.2 million.

During the fourth quarter of 2022, management concluded that it was more likely than not that the fair value of the Trademarks were greater than their respective carrying value, indicating no impairment.
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

During 2020, we identified a triggering event arising from the impact of the COVID-19 pandemic and performed an interim quantitative impairment test as of June 27, 2020. We determined the Eden Trademarks and the Aquaterra Trademark were impaired and recognized impairment charges of $9.9 million and $1.2 million, respectively. These impairment charges are included in impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.
Other Intangible Assets
As of December 31, 2022, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $456.1 million, consisting principally of $416.4 million of customer relationships that arose from acquisitions, $21.4 million of software, and $8.2 million of patents. Customer relationships are typically amortized over the period for which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as the loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. We did not record impairment charges for intangible assets subject to amortization in 2022, 2021 or 2020.
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
Insurance Reserves
We maintain insurance retention programs under our general liability, auto liability, and workers' compensation insurance programs. We also carry excess coverage to mitigate catastrophic losses. We use an independent third-party actuary to assist in determining our insurance reserves. Insurance reserves are accrued on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. The Company recorded insurance reserves of $58.7 million and $60.1 million as of December 31, 2022 and January 1, 2022, respectively, within accounts payable and accrued liabilities and other long-term liabilities, of which $12.3 million and $17.2 million, respectively, was covered by insurance and included as a component of accounts receivable, net of allowance and other long-term assets.
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
Effective as of December 31, 2021, our U.S. Plan was terminated. In accordance with the amended plan documents, we anticipate making distributions for all plan participants (either directly to the participant or to an insurance company depending upon their optional payment election) and expect to distribute all plan assets in fiscal year 2023.
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

We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net loss from continuing operations before interest expense, net, expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, COVID-19 costs, impairment charges, foreign exchange and other losses, net, loss on disposal of property, plant and equipment, net, loss on extinguishment of long-term debt, (gain) loss on sale of business, (gain) loss on sale of property, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material changes.
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
The following table summarizes our Consolidated Statements of Operations as a percentage of net revenue for 2022, 2021 and 2020:

	2022		2021		2020
(in millions of U.S. dollars)		Percentage of Revenue		Percentage of Revenue		Percentage of Revenue
Revenue, net	$2,215.1	100.0%	$2,073.3	100.0%	$1,953.5	100.0%
Cost of sales	921.7	41.6%	915.9	44.2%	839.6	43.0%
Gross profit	1,293.4	58.4%	1,157.4	55.8%	1,113.9	57.0%
Selling, general and administrative expenses	1,151.4	52.0%	1,034.3	49.9%	1,006.6	51.5%
Loss on disposal of property, plant and equipment, net	8.5	0.4%	9.3	0.4%	10.6	0.5%
Acquisition and integration expenses	15.3	0.7%	10.8	0.5%	33.7	1.7%
Impairment charges	29.1	1.3%	—	—%	115.2	5.9%
Gain on sale of property	(38.8)	(1.8)%	—	—%	—	—%
Operating income (loss)	127.9	5.8%	103.0	5.0%	(52.2)	(2.7)%
Other expense, net	8.8	0.4%	27.9	1.3%	18.7	1.0%
Interest expense, net	69.8	3.2%	68.8	3.3%	81.6	4.2%
Income (loss) from continuing operations before income taxes	49.3	2.2%	6.3	0.3%	(152.5)	(7.8)%
Income tax expense	19.7	0.9%	9.5	0.5%	4.3	0.2%
Net income (loss) from continuing operations	29.6	1.3%	(3.2)	(0.2)%	(156.8)	(8.0)%
Net income from discontinued operations, net of income taxes (Note 2)	—	—%	—	—%	25.1	1.3%
Net income (loss)	$29.6	1.3%	$(3.2)	(0.2)%	$(131.7)	(6.7)%
Depreciation & amortization	$242.8	11.0%	$219.1	10.6%	$202.1	10.3%

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for 2022, 2021 and 2020:

(in millions of U.S. dollars)	2022	2021	2020
Revenue, net
North America	$1,685.6	$1,562.9	$1,493.2
Europe	265.3	247.6	240.5
Other	264.2	263.8	221.3
Eliminations	—	(1.0)	(1.5)
Total	$2,215.1	$2,073.3	$1,953.5
Gross profit
North America	$1,013.5	$881.0	$862.9
Europe	178.9	168.3	164.7
Other	101.0	108.1	86.3
Total	$1,293.4	$1,157.4	$1,113.9
Selling, general and administrative expenses
North America	$830.8	$720.6	$712.5
Europe	174.8	176.6	171.6
Other	145.8	137.1	122.5
Total	$1,151.4	$1,034.3	$1,006.6
Operating income (loss)
North America	$203.7	$146.0	$130.0
Europe	(28.4)	(10.2)	(124.0)
Other	(47.4)	(32.8)	(58.2)
Total	$127.9	$103.0	$(52.2)

The following tables summarize revenue by channel for 2022, 2021 and 2020:

	For the Year Ended December 31, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$1,242.8	$201.9	$46.0	$—	$1,490.7
Water Refill/Water Filtration	192.0	32.6	2.8	—	227.4
Other Water	73.8	1.6	76.4	—	151.8
Water Dispensers	70.5	—	—	—	70.5
Other	106.5	29.2	139.0	—	274.7
Total	$1,685.6	$265.3	$264.2	$—	$2,215.1

	For the Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations[1]	Total
Revenue, net
Water Direct/Water Exchange	$1,051.0	$182.4	$43.1	$—	$1,276.5
Water Refill/Water Filtration	180.5	32.3	0.6	—	213.4
Other Water	162.6	1.2	80.5	—	244.3
Water Dispensers	65.4	—	—	—	65.4
Other	103.4	31.7	139.6	(1.0)	273.7
Total	$1,562.9	$247.6	$263.8	$(1.0)	$2,073.3
______________________
1    Intersegment revenue between the Other category and the Europe reporting segment was $1.0 million for the year ended January 1, 2022.

	For the Year Ended January 2, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations[1]	Total
Revenue, net
Water Direct/Water Exchange	$965.8	$177.6	$34.0	$—	$1,177.4
Water Refill/Water Filtration	175.1	29.3	—	—	204.4
Other Water	160.7	—	63.5	—	224.2
Water Dispensers	75.9	—	—	—	75.9
Other	115.7	33.6	123.8	(1.5)	271.6
Total	$1,493.2	$240.5	$221.3	$(1.5)	$1,953.5
______________________
1    Intersegment revenue between the Other category and the Europe reporting segment was $1.5 million for the year ended January 2, 2021.

Results of Operations
The following table summarizes the change in revenue by reporting segment for 2022:

	For the Year Ended December 31, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Change in revenue	$122.7	$17.7	$0.4	$1.0	$141.8
Impact of foreign exchange [1]	2.4	33.6	19.6	—	55.6
Change excluding foreign exchange	$125.1	$51.3	$20.0	$1.0	$197.4
Percentage change in revenue	7.9%	7.1%	0.2%	(100.0)%	6.8%
Percentage change in revenue excluding foreign exchange	8.0%	20.7%	7.6%	(100.0)%	9.5%
______________________
1     Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2021:

	For the Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Change in revenue	$69.7	$7.1	$42.5	$0.5	$119.8
Impact of foreign exchange [1]	(4.6)	(8.1)	(16.0)	—	(28.7)
Change excluding foreign exchange	$65.1	$(1.0)	$26.5	$0.5	$91.1
Percentage change in revenue	4.7%	3.0%	19.2%	(33.3)%	6.1%
Percentage change in revenue excluding foreign exchange	4.4%	(0.4)%	12.0%	(33.3)%	4.7%
Impact of 53rd week in 2020	$18.9	$—	$0.5	$—	$19.4
Change excluding foreign exchange and impact of 53rd week in 2020	$84.0	$(1.0)	$27.0	$0.5	$110.5
Percentage change in revenue excluding foreign exchange and impact of 53rd week in 2020	5.7%	(0.4)%	12.2%	(33.3)%	5.7%
______________________
1     Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in gross profit by reporting segment for 2022:

	For the Year Ended December 31, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Change in gross profit	$132.5	$10.6	$(7.1)	$—	$136.0
Impact of foreign exchange [1]	1.4	22.4	5.5	—	29.3
Change excluding foreign exchange	$133.9	$33.0	$(1.6)	$—	$165.3
Percentage change in gross profit	15.0%	6.3%	(6.6)%	—%	11.8%
Percentage change in gross profit excluding foreign exchange	15.2%	19.6%	(1.5)%	—%	14.3%
______________________
1     Impact of foreign exchange is the difference between the current year's gross profit translated utilizing the current year's average foreign exchange rates less the current year's gross profit translated utilizing the prior year's average foreign exchange rates.

The following tables summarize the change in gross profit by reporting segment for 2021:

	For the Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Change in gross profit	$18.1	$3.6	$21.8	$—	$43.5
Impact of foreign exchange [1]	(2.5)	(5.2)	(6.2)	—	(13.9)
Change excluding foreign exchange	$15.6	$(1.6)	$15.6	$—	$29.6
Percentage change in gross profit	2.1%	2.2%	25.3%	—%	3.9%
Percentage change in gross profit excluding foreign exchange	1.8%	(1.0)%	18.1%	—%	2.7%
Impact of 53rd week in 2020	$12.2	$—	$—	$—	$12.2
Change excluding foreign exchange and impact of 53rd week in 2020	$27.8	$(1.6)	$15.6	$—	$41.8
Percentage change in gross profit excluding foreign exchange and impact of 53rd week in 2020	3.3%	(1.0)%	18.1%	—%	3.8%
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

The following table summarizes our EBITDA and Adjusted EBITDA for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
Net income (loss) from continuing operations	$29.6	$(3.2)	$(156.8)
Interest expense, net	69.8	68.8	81.6
Income tax expense	19.7	9.5	4.3
Depreciation and amortization	242.8	219.1	202.1
EBITDA [1]	$361.9	$294.2	$131.2
Acquisition and integration costs	15.3	10.8	33.7
Share-based compensation costs	17.2	17.5	22.1
COVID-19 costs	(0.6)	2.4	20.8
Impairment charges	29.1	—	115.2
Foreign exchange and other losses, net	15.1	8.7	1.5
Loss on disposal of property, plant and equipment, net	8.5	9.3	10.6
Loss on extinguishment of long-term debt	—	27.2	19.7
Gain on sale of business	(0.8)	(3.8)	(0.6)
Gain on sale of property	(38.8)	—	—
Other adjustments, net	13.2	13.7	7.3
Adjusted EBITDA [1]	$420.1	$380.0	$361.5
______________________
1    Includes $3.9 million of benefit associated with the 53rd week for the year ended January 2, 2021.

Year Ended December 31, 2022 Compared to Year Ended January 1, 2022
Revenue, Net
Net revenue increased $141.8 million, or 6.8%, in 2022 from 2021. Excluding the impact of foreign exchange, net revenue increased $197.4 million, or 9.5%, in 2022 from 2021.
North America net revenue increased $122.7 million, or 7.9%, in 2022 from 2021 due primarily to customer growth and increased demand for products and services from residential and business customers of $76.8 million and pricing initiatives of $134.4 million, partially offset by the exit from the single-use retail bottled water business in North America of $101.3 million and the unfavorable impact of foreign exchange rates of $2.4 million.
Europe net revenue increased $17.7 million, or 7.1%, in 2022 from 2021 due primarily to customer growth and increased demand for products and services from residential and business customers of $38.8 million, pricing initiatives of $15.2 million, partially offset by the sale of the Russia business of $6.4 million and unfavorable impact of foreign exchange rates of $33.6 million.
Other net revenue increased $0.4 million, or 0.2%, in 2022 from 2021 due primarily to customer growth and increased demand for products and services from residential and business customers of $0.9 million, pricing initiatives of $18.7 million, partially offset by the unfavorable impact of foreign exchange rates of $19.6 million.
Gross Profit
Gross profit increased to $1,293.4 million in 2022 from $1,157.4 million in 2021. Gross profit as a percentage of revenue was 58.4% in 2022 compared to 55.8% in 2021.
North America gross profit increased to $1,013.5 million in 2022 from $881.0 million in 2021, and gross profit as a percentage of revenue was 60.1% in 2022 compared to 56.4% in 2021. The 370 basis point increase is due primarily to increased demand and pricing initiatives.
Europe gross profit increased to $178.9 million in 2022 from $168.3 million in 2021, and gross profit as a percentage of revenue remained relatively flat at 67.4% in 2022 compared to 68.0% in 2021.

Other gross profit decreased to $101.0 million in 2022 from $108.1 million in 2021, and gross profit as a percentage of revenue was 38.2% in 2022 compared to 41.0% in 2021. The 280 basis point decrease is due primarily to the unfavorable impact of inflationary cost increases.
Selling, General and Administrative Expenses
SG&A expenses increased to $1,151.4 million in 2022 compared to $1,034.3 million in 2021. SG&A expenses as a percentage of net revenue was 52.0% in 2022 compared to 49.9% in 2021.
North America SG&A expenses increased to $830.8 million in 2022 compared to $720.6 million in 2021, due primarily to higher selling and operating costs that supported volume and revenue growth. These costs included inflationary labor and transportation cost increases, which increased by $41.9 million and $23.1 million, respectively, from 2021.
Europe SG&A expenses decreased to $174.8 million in 2022 compared to $176.6 million in 2021, due primarily to the favorable impact of foreign exchange rates of $21.4 million, partially offset by higher selling and operating costs that supported volume and revenue growth. These costs included inflationary labor and transportation cost increases, which increased by $13.4 million and $2.6 million, respectively, from 2021.
Other SG&A expenses increased to $145.8 million in 2022 compared to $137.1 million in 2021, due primarily to inflationary labor and transportation cost increases, which increased by $6.0 million and $0.8 million, respectively from 2021, partially offset by the favorable impact of foreign exchange rates of $6.6 million.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $15.3 million in 2022 compared to $10.8 million in 2021. Acquisition and integration expenses as a percentage of net revenue was 0.7% in 2022 compared to 0.5% in 2021.
North America acquisition and integration expenses increased to $10.8 million in 2022 compared to $5.2 million in 2021, due primarily to costs associated with the exit from the single-use retail bottled water business in North America and ongoing integration costs incurred in connection with the Legacy Primo Acquisition.
Europe acquisition and integration expenses increased to $3.2 million in 2022 compared to $1.7 million in 2021, due primarily to higher costs associated with tuck-in acquisitions.
Other acquisition and integration expenses decreased to $1.3 million in 2022 compared to $3.9 million in 2021, due primarily to lower acquisition and integration costs related to the Legacy Primo business.
Impairment Charges
Impairment charges increased to $29.1 million in 2022 compared to nil in 2021. Impairment charges as a percentage of revenue was 1.3% in 2022 compared to nil in 2021.
Europe impairment charges increased to $29.1 million in 2022 compared to nil in 2021 due to the non-cash impairment charges resulting from the exit of our business in Russia and realignment of our segments. The charges include an asset impairment charge of $11.2 million, a goodwill impairment charge of $11.2 million and a trademark impairment charge of $6.7 million in 2022.
Gain on Sale of Property
Gain on sale of property increased to $38.8 million in 2022 compared to nil in 2021. Gain on sale of property as a percentage of revenue was 1.8% in 2022 compared to nil in 2021.
The increase was due to the completion of sale transactions for two owned real properties in North America.
Operating Income (Loss)
Operating income was $127.9 million in 2022 compared to operating income of $103.0 million in 2021.
North America operating income increased to $203.7 million in 2022 compared to $146.0 million in 2021, due to the items discussed above.
Europe operating loss increased to $28.4 million in 2022 compared to $10.2 million in 2021, due to the items discussed above.
Other operating loss increased to $47.4 million in 2022 compared to $32.8 million in 2021, due to the items discussed above.

Other Expense, Net
Other expense, net was $8.8 million in 2022 compared to $27.9 million in 2021, due primarily to unrealized foreign exchange losses in 2022 and costs to redeem our 2025 Notes incurred in 2021.
Income Taxes
Income tax expense was $19.7 million in 2022 compared to $9.5 million in 2021. The effective tax rate was 40.0% in 2022 compared to 150.8% in 2021.
The effective tax rate for 2022 varied from the effective tax rate from 2021 due primarily to increased income in the U.S. related to real property sales in the fourth quarter of 2022 and the debt refinancing costs incurred in the second quarter of 2021. The impact of the increased income is partially offset by impairment charges incurred in the second quarter of 2022 for which minimal tax benefits were recognized. The effective tax rate for 2022 differs from the Canadian statutory rate primarily due to: (a) significant permanent differences for which we have not recognized a tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than Canada; and (c) losses in tax jurisdictions with existing valuations allowances.
Year Ended January 1, 2022 Compared to Year Ended January 2, 2021
Revenue, Net
Net revenue increased $119.8 million, or 6.1%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue increased $110.5 million, or 5.7%, in 2021 from 2020.
North America net revenue increased $69.7 million, or 4.7%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue increased $84.0 million, or 5.7%, in 2021 from 2020, due primarily to the addition of revenues from the Legacy Primo business and pricing initiatives, partially offset by a decline in water dispenser sales.
Europe net revenue increased $7.1 million, or 3.0%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue decreased $1.0 million or 0.4%, in 2021 from 2020.
Other net revenue increased $42.5 million, or 19.2%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, net revenue increased $27.0 million or 12.2%, in 2021 from 2020 due primarily to improved volume.
Gross Profit
Gross profit increased $43.5 million, or 3.9%, in 2021 from 2020. Gross profit as a percentage of net revenue was 55.8% in 2021 compared to 57.0% in 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit increased $41.8 million, or 3.8% in 2021 from 2020.
North America gross profit increased $18.1 million, or 2.1%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit increased $27.8 million, or 3.3%, in 2021 from 2020, due primarily to the addition of the Legacy Primo business and pricing initiatives, partially offset by increased material costs in our single-use plastic business, ocean freight and tariffs.
Europe gross profit increased $3.6 million, or 2.2%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit decreased $1.6 million, or 1.0%, in 2021 from 2020.
Other gross profit increased $21.8 million, or 25.3%, in 2021 from 2020. Excluding the impact of foreign exchange and the impact of the 53rd week in 2020, gross profit increased $15.6 million, or 18.1%, in 2021 from 2020, due primarily to improved volume.
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
Europe SG&A expenses increased to $176.6 million in 2021 compared to $171.6 million in 2020, due primarily to an increase in delivery expenses and the unfavorable impact of foreign exchange rates, partially offset by cost reduction initiatives executed as a result of the impact of COVID-19.

Other SG&A expenses increased to $137.1 million in 2021 compared to $122.5 million in 2020, due primarily to an increase in delivery expenses and the unfavorable impact of foreign exchange rates.
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
Europe acquisition and integration expenses decreased to $1.7 million in 2021 compared to $2.8 million in 2020, due primarily to a reduction in costs associated with tuck-in acquisitions.
Other acquisition and integration expenses decreased to $3.9 million in 2021 compared to $21.1 million in 2020, due primarily to lower acquisition and integration costs relating to the Legacy Primo business.
Impairment Charges
Impairment charges decreased to nil in 2021 compared to $115.2 million in 2020. Impairment charges as a percentage of revenue was nil in 2021 compared to 5.9% in 2020.
North America impairment charges decreased to nil in 2021 compared to $1.2 million in 2020 due primarily to the non-recurrence of impairment charges recorded in the prior year on certain of our Canadian trademarks.
Europe impairment charges decreased to nil in 2021 compared to $114.0 million in 2020 due primarily to the non-recurrence of impairment charges recorded in the prior year as a result of general deterioration in economic and market conditions in which we operate arising from COVID-19 and revised projections of future operating results.
Operating Income (Loss)
Operating income was $103.0 million in 2021 compared to operating loss of $52.2 million in 2020.
North America operating income increased to $146.0 million in 2021 compared to $130.0 million in 2020, due to the items discussed above.
Europe operating loss was $10.2 million in 2021 compared to operating loss of $124.0 million in 2020, due to the items discussed above.
Other operating loss was $32.8 million in 2021 compared to operating loss of $58.2 million in 2020, due to the items discussed above.
Other Expense, Net
Other expense, net was $27.9 million in 2021 compared to $18.7 million in 2020, due primarily to the costs recognized on the redemption of our 2025 Notes compared to our 2024 Notes in the prior year and an increase of net losses on foreign currency transactions, partially offset by income recognized on sale of a business.
Income Taxes
Income tax expense was $9.5 million in 2021 compared to $4.3 million in 2020. The effective tax rate was 150.8% in 2021 compared to (2.8)% in 2020.
The effective tax rate for 2021 varied from the effective tax rate from 2020 due to increased losses in 2020 driven primarily by the impact of the COVID-19 pandemic for which minimal tax benefit was recognized, including the impairment charges related to goodwill and intangible assets during the second quarter of 2020. The effective tax rate for 2021 differs from the Canadian statutory rate due primarily to: (a) significant permanent differences for which we have not recognized a tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than Canada; and (c) losses in tax jurisdictions with existing valuations allowances.

Liquidity and Capital Resources
The following table summarizes our cash flows for 2022, 2021 and 2020 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
Net cash provided by operating activities from continuing operations	$281.6	$258.7	$193.6
Net cash used in investing activities from continuing operations	(181.5)	(240.9)	(566.9)
Net cash used in financing activities from continuing operations	(102.8)	(0.8)	(91.0)
Cash flows from discontinued operations:
Net cash used in operating activities from discontinued operations	—	(1.8)	(17.4)
Net cash provided by investing activities from discontinued operations	—	—	388.9
Net cash used in financing activities from discontinued operations	—	—	(0.1)
Effect of exchange rate changes on cash	(3.1)	(1.9)	2.5
Net (decrease) increase in cash, cash equivalents and restricted cash	(5.8)	13.3	(90.4)
Cash and cash equivalents and restricted cash, beginning of year	128.4	115.1	205.5
Cash and cash equivalents and restricted cash, end of year	122.6	128.4	115.1
Cash and cash equivalents and restricted cash of discontinued operations, end of year	—	—	—
Cash and cash equivalents and restricted cash from continuing operations, end of year	$122.6	$128.4	$115.1
Operating Activities
Cash provided by operating activities from continuing operations was $281.6 million in 2022 compared to $258.7 million in 2021 and $193.6 million in 2020. The $22.9 million increase in 2022 compared to 2021 was due primarily to improved earnings, excluding non-cash charges and income, partially offset by an increase in cash used for working capital relative to the prior year.
The $65.1 million increase in 2021 compared to 2020 was due primarily to improved earnings, excluding non-cash charges, partially offset by an increase in cash used for working capital balances relative to the prior year.
Investing Activities
Cash used in investing activities from continuing operations was $181.5 million in 2022 compared to $240.9 million in 2021 and $566.9 million in 2020. The $59.4 million decrease in 2022 compared to 2021 was due primarily to the receipt of proceeds from the sale of properties and decreased cash used for acquisitions, partially offset by an increase in additions to property, plant and equipment relative to the prior year.
The $326.0 million decrease in 2021 compared to 2020 was due primarily to the cash used to acquire our Legacy Primo business in the prior year partially offset by an increase in additions to property, plant and equipment relative to the prior year.
Financing Activities
Cash used in financing activities from continuing operations was $102.8 million in 2022 compared to $0.8 million in 2021 and $91.0 million in 2020. The $102.0 million increase in 2022 compared to 2021 was due primarily to an increase in net short-term payments compared to net short-term borrowings in the prior year, an increase in dividends paid to common shareholders and a decrease in issuance of common shares, partially offset by a decrease in cash used for financing transactions and share repurchases.

The $90.2 million decrease in 2021 compared to 2020 was due primarily to an increase in net short term borrowings and issuance of common shares partially offset by an increase in common share repurchases relative to the prior year.
Financial Liquidity
As of December 31, 2022, we had $1,513.6 million of debt and $122.6 million of cash and cash equivalents compared to $1,560.9 million of debt and $128.4 million of cash and cash equivalents as of January 1, 2022.
The COVID-19 pandemic has continued to disrupt our business. The extent and duration of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market. These factors include the duration and scope of the pandemic, including the severity of new variants, future governmental actions, and changes in customer behavior in response to the pandemic, some of which are likely to remain long-term. Moreover, disruptions in the global supply chain, the effects of the Russia/Ukraine war, labor shortages, inflation, and rising interest rates further exacerbate challenging economic conditions from the pandemic or otherwise.
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
In 2022, we declared a dividend of $0.07 per common share each quarter for an aggregate dividend payment of approximately $45.7 million.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2022.

Other Liquidity Matters
We expect capital spending during the fiscal year ended December 30, 2023 to be approximately $200.0 million. Capital spending will be monitored and controlled as the year progresses. We expect to use operating cash flows to satisfy capital spending.
The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 31, 2022:

		Payments due by period
(in millions of U.S. dollars)	Total	2023	2024	2025	2026	2027	Thereafter
3.875% senior notes due in 2028	$479.1	$—	$—	$—	$—	$—	$479.1
4.375% senior notes due in 2029	750.0	—	—	—	—	—	750.0
Revolving Credit Facility [1]	197.0	197.0	—	—	—	—	—
Interest expense [2]	323.2	63.1	50.1	50.0	49.7	49.7	60.6
Operating lease obligations	275.9	45.4	42.3	36.5	26.1	21.7	103.9
Finance leases [3]	106.1	20.2	19.0	18.1	14.2	8.0	26.6
Pension obligations	28.3	8.6	0.6	0.6	0.6	0.4	17.5
Purchase obligations [4]	11.9	11.1	0.7	0.1	—	—	—
Other liabilities	31.6	24.8	3.6	0.6	2.5	0.1	—
Total [5]	$2,203.1	$370.2	$116.3	$105.9	$93.1	$79.9	$1,437.7
______________________
1     The Revolving Credit Facility is considered a current liability. As of December 31, 2022, we had $197.0 million of outstanding borrowings under the Revolving Credit Facility.
2     Interest expense includes fixed interest on the 2028 Notes, 2029 Notes, the Revolving Credit Facility and other long-term liabilities. Actual amounts will differ from estimates provided.
3     Includes estimated interest payments using a weighted average discount rate of 5.1% as of December 31, 2022.
4    Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
5     The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $17.7 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt
Our total debt as of December 31, 2022 and January 1, 2022 was as follows:

	December 31, 2022			January 1, 2022
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
3.875% senior notes due in 2028	$479.1	$5.6	$473.5	$509.6	$6.9	$502.7
4.375% senior notes due in 2029	750.0	8.6	741.4	750.0	10.0	740.0
Revolving Credit Facility	197.0	—	197.0	211.0	—	211.0
Short-term borrowings	15.3	—	15.3	11.1	—	11.1
Finance leases	84.0	—	84.0	92.8	—	92.8
Other debt financing	2.4	—	2.4	3.3	—	3.3
Total debt	$1,527.8	$14.2	$1,513.6	$1,577.8	$16.9	$1,560.9
Less: Short-term borrowings and current debt:
Revolving Credit Facility	$197.0	$—	$197.0	$211.0	$—	$211.0
Short-term borrowings	15.3	—	15.3	11.1	—	11.1
Finance leases - current maturities	16.8	—	16.8	17.0	—	17.0
Other debt financing	0.7	—	0.7	0.7	—	0.7
Total current debt	$229.8	$—	$229.8	$239.8	$—	$239.8
Total long-term debt	$1,298.0	$14.2	$1,283.8	$1,338.0	$16.9	$1,321.1
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
As of December 31, 2022, our outstanding borrowings under the Revolving Credit Facility were $197.0 million and outstanding letters of credit totaled $46.6 million resulting in total utilization under the Revolving Credit Facility of $243.6 million. As a result, our unused availability under the Revolving Credit Facility was $106.4 million as of December 31, 2022. The commitment fee was 0.25% per annum of the unused availability under the Revolving Credit Facility.
The weighted average effective interest rate at December 31, 2022 on the Revolving Credit Facility outstanding borrowings was 5.9%. The weighted average effective interest rate at January 1, 2022 on the Revolving Credit Facility outstanding borrowings was 2.4%. The effective interest rates are based on our aggregate availability.
As of December 31, 2022, borrowings under the Credit Agreement bore interest at a rate per annum equal to either: (a) a eurocurrency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the eurocurrency rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin. The applicable margin for eurocurrency rate loans ranges from 137.5 to 200 basis points and the applicable margin for base rate loans ranges from 37.5 to 100 basis points, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 20 to 30 basis points per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.
On January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on SOFR. A copy of the Second Libor Transition Amendment is attached hereto as Exhibit 10.3.

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
3.875% Senior Notes due in 2028
On October 22, 2020, we issued €450.0 million ($479.1 million at exchange rates in effect on December 31, 2022) of 2028 Notes to qualified purchasers in a private placement offering under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility, the 2024 Notes and the 2025 Notes. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021.
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
As of December 31, 2022, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B1	B
2028 Notes	B1	B
2029 Notes	B1	B
Outlook	Stable	Stable

Any downgrade of our credit ratings by either Moody’s or S&P could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates, and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 31, 2022, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of December 31, 2022.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of December 31, 2022.
Issuer Purchases of Equity Securities
Common Share Repurchase Programs
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100 million of our outstanding common shares over a 12-month period commencing on August 15, 2022. For the year ended December 31, 2022, we repurchased 1,753,479 common shares for $23.8 million through open market transactions under this repurchase plan. There can be no assurance as to the precise number of common shares, if any, that will be repurchased under the repurchase plan in the future, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period, which expired on May 10, 2022. We repurchased 2,646,831 common shares for approximately $43.5 million through open market transactions under this repurchase plan, all in the year ended January 1, 2022.
On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period, which expired on December 15, 2020. We repurchased 2,316,835 common shares for $25.0 million through open market transactions under this repurchase plan, all in the year ended January 2, 2021.
Shares purchased under these repurchase plans were subsequently canceled.
Tax Withholding
During 2022, 253,968 shares (2021 —263,220; 2020—540,182) of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 5 of this Annual Report on Form 10-K.
Capital Structure
Since January 1, 2022, equity has decreased by $37.2 million. The decrease was due primarily to common shares repurchased and subsequently canceled of $27.7 million, common share dividend payments of $45.7 million, and other comprehensive loss, net of tax of $13.1 million, partially offset by net income of $29.6 million, share-based compensation costs of $17.2 million, and the issuance of common shares of $2.5 million.

Dividend Payments
Common Share Dividend
Our Board of Directors declared a quarterly dividend of $0.07 and $0.06 per common share in each quarter during 2022 and 2021, respectively, for an aggregate dividend payment of approximately $45.7 million and $39.0 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.
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
Currency Exchange Rate Risk
We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 26.8% of 2022 revenue, net, and 28.0% of 2021 revenue, net, and are concentrated principally in the United Kingdom, Canada, and Europe. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Euro for the year ended December 31, 2022, would result in our revenue, net, in 2022 changing by $59.4 million and our gross profit in 2022 changing by $32.4 million. This change would be material to our cash flows and our results of operations.
Debt Obligations and Interest Rates
We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our Revolving Credit Facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our Revolving Credit Facility is vulnerable to fluctuations in euro currency rates, Bank of America's prime rate, and the federal funds rate. Because we had $197.0 million of Revolving Credit Facility borrowings outstanding as of December 31, 2022, a 100 basis point increase in the current per annum interest rate for our Revolving Credit Facility (excluding the $46.6 million of outstanding letters of credit) would result in additional interest expense of approximately $2.0 million. The weighted average interest rate of our outstanding Revolving Credit Facility at December 31, 2022 was 5.9%.
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

The information below summarizes our market risks associated with debt obligations as of December 31, 2022. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of December 31, 2022.

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding debt balance	Weighted average interest rate
Debt maturing in:
2023	$229.8	5.6%
2024	16.4	4.9%
2025	16.3	5.0%
2026	13.1	5.0%
2027	7.0	5.1%
Thereafter	1,245.2	4.2%
Total	$1,527.8
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of resin for PET, HDPE and polycarbonate bottles, ingredients for our products and fuel. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities, as well as derivative financial instruments. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our operating costs during the next 12 months by approximately $16.4 million. This change would be material to our cash flows and our results of operations.
Inflation and Supply Chain Disruption Risk
We have experienced inflationary cost increases in our underlying expenses, including transportation and labor costs. We have also been impacted by global supply chain disruption, which has increased ocean freight voyage lead times for the shipment of our water dispensers to our branch locations and has increased freight costs.
While transportation and labor costs have on aggregate increased by $148.7 million, offset by favorable impact of foreign exchange rates of $17.2 million, during 2022 compared to 2021, the Company has been able to mitigate the impacts of inflation and supply chain disruptions. Our mitigation strategies, such as price increases and cost control efforts, have provided us the necessary flexibility to respond to the risks.
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
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and concluded that it was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy statement for the 2023 Annual and Special Meeting of Shareowners, which is expected to be filed within 120 days after December 31, 2022 (the “2023 Proxy Statement”). The information required by this item regarding executive officers appears as the Supplemental Item in Part I.
The information required by this item regarding changes to the procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to, and will be contained in, the “Procedure for Considering Shareowner Proposals” and “Approval of Amended and Restated By-Laws” sections of our 2023 Proxy Statement.
The Audit Committee of our Board of Directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.primowatercorp.com. The members of the Audit Committee are Susan E. Cates (Chair), Gregory Monahan and Britta Bomhard. As required by the NYSE rules, the Board of Directors has determined that each member of the Audit Committee is independent and financially literate and that Ms. Cates qualifies as an “audit committee financial expert” within the meaning of the rules of the U.S. Securities and Exchange Commission.
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
The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers,” “The Human Resources and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” sections of our 2023 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2023 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2023 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Public Accounting Firm” section of our 2023 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The documents filed as part of this report are as follows:
1. Financial Statements
The consolidated financial statements and accompanying report of a registered independent public accounting firm are listed in the Index to Consolidated Financial Statements and are filed as part of this report.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, January 1, 2022, and January 2, 2021, page F-56 of this Annual Report on Form 10-K.
3. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Continuance of Primo Water Corporation	10-Q	3.1	8/6/2021	011-31410
3.2	Amended and Restated By-laws of Primo Water Corporation, as amended	10-Q	3.1	11/10/2022	001-31410
4.1	Amended and Restated Shareholder Rights Plan Agreement, dated as of May 4, 2021, between Primo Water Corporation and Computershare Investor Services Inc., as Rights Agent	10-Q	4.1	8/6/2021	001-31410
4.2	Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee, The Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and The Bank of New York Mellon, London Branch, as London Paying Agent, governing the 3.875% Senior Notes due 2028	8-K	4.1	10/22/2020	001-31410
4.3	Form of 3.875% Senior Note due 2028 (included as Exhibit A to Exhibit 4.2)	8-K	4.1	10/22/2020	001-31410
4.4	Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee and the Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, governing the 4.375% Senior Notes due 2029	8-K	4.1	4/30/2021	001-31410
4.5	Form of 4.375% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4)	8-K	4.1	4/30/2021	001-31410
4.6	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.18	3/3/2021	001-31410

10.1 (1)	Credit Agreement, dated as of March 6, 2020, by and among Primo Water Corporation, as parent borrower, Cott Holdings Inc. and Eden Springs Nederland B.V., as subsidiary borrowers, certain other subsidiaries of the Company designated as subsidiary borrowers from time to time, Bank of America, N.A., as administrative agent, collateral agent, lead arranger and bookrunner, and the lenders party thereto	8-K	10.1	3/10/2020	001-31410
10.2	LIBOR Transition Amendment to Credit Agreement, dated September 23, 2021, by and among Primo Water Corporation, as parent borrower, and Bank of America, N.A., as administrative agent	10-Q	10.1	11/5/2021	001-31410
10.3
Second LIBOR Transition Amendment to Credit Agreement, dated January 13, 2023, by and among Primo Water Corporation, as parent borrower, Bank of America, N.A., as administrative agent, and the lenders thereto
						*
10.4 (2)	Offer Letter Agreement with Thomas Harrington dated August 1, 2018	8-K	10.2	8/3/2018	001-31410
10.5 (2)	Employment Offer Letter to Jay Wells dated December 22, 2020	10-K	10.10	3/3/2021	001-31410
10.6 (2)	Employment Offer Letter to Marni Morgan Poe dated December 22, 2020	10-K	10.11	3/3/2021	001-31410
10.7 (2)	Employment Offer Letter to Jason Ausher dated May 6, 2015, as amended on December 22, 2020					*
10.8 (2)	Employment Offer Letter to William Jamieson dated January 15, 2019	10-Q	10.1	5/9/2019	001-31410
10.9 (2)	Employment Offer Letter to Mercedes Romero dated July 27, 2020, as amended on December 22, 2020	10-Q	10.3	5/7/2021	001-31410
10.10 (2)	Employment Offer Letter to Anne Melaragni dated May 4, 2021	10-Q	10.1	8/6/2021	001-31410
10.11 (2)	Employment Offer Letter to Cate Gutowski, dated September 16, 2021	8-K	10.1	9/30/2021	001-31410
10.12 (2)	Separation Agreement with Cate Gutowski, dated January 20, 2023					*
10.13 (2)	Employment Offer Letter to David Hass dated January 23, 2023	8-K	10.1	1/24/2023	001-31410
10.14 (2)	Primo Water Corporation Non-Employee Director Compensation Policy	10-Q	10.1	8/11/2022	001-31410
10.15 (2)	Amended and Restated Primo Water Corporation Severance and Non-Competition Plan, dated as of December 9, 2020	10-K	10.18	3/3/2021	001-31410
10.16 (2)	Amended and Restated Primo Water Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/28/2013	001-31410

10.17 (2)	Amendment No. 1 to the Amended and Restated Primo Water Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/26/2015	001-31410
10.18 (2)	Amendment No. 2 to the Amended and Restated Primo Water Corporation Equity Incentive Plan	10-Q	10.3	8/9/2016	001-31410
10.19 (2)	Amendment No. 3 to the Amended and Restated Primo Water Corporation Equity Incentive Plan, dated March 13, 2020	10-Q	10.6	5/7/2020	001-31410
10.20 (2)	Amendment No. 4 to the Amended and Restated Primo Water Corporation Equity Incentive Plan, dated August 4, 2020					*
10.21 (2)	Primo Water Corporation 2018 Equity Incentive Plan	DEF 14A	Appendix B	3/21/2018	001-31410
10.22 (2)	Amendment No. 1 to the Primo Water Corporation 2018 Equity Incentive Plan, dated March 13, 2020	10-Q	10.7	5/7/2020	001-31410
10.23 (2)	Amendment No. 2 to the Primo Water Corporation 2018 Equity Incentive Plan, dated August 4, 2020	10-Q	10.3	11/5/2020	001-31410
10.24 (2)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Primo Water Corporation Equity Incentive Plans	10-Q	10.2	8/11/2022	001-31410
10.25 (2)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Primo Water Corporation Equity Incentive Plans	10-Q	10.3	8/11/2022	001-31410
10.26 (2)	Form of Nonqualified Stock Option Agreement under the Primo Water Corporation Equity Incentive Plans	10-Q	10.3	11/5/2021	001-31410
21.1	List of Subsidiaries of Primo Water Corporation					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.					*

101	The following financial statements from Primo Water Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.	*
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	*
______________________
1     Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
2     Indicates a management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Primo Water Corporation

/s/ THOMAS J HARRINGTON
Thomas J. Harrington
Chief Executive Officer
Date: March 1, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS J HARRINGTON	/s/ ARCHANA SINGH
Thomas J. Harrington Chief Executive Officer, Director (Principal Executive Officer) Date: March 1, 2023	Archana Singh Director Date: March 1, 2023
/s/ DAVID HASS	/s/GREGORY MONAHAN
David Hass Chief Financial Officer (Principal Financial Officer) Date: March 1, 2023	Gregory Monahan Director Date: March 1, 2023
/s/ JASON AUSHER	/s/ BRITTA BOMHARD
Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: March 1, 2023	Britta Bomhard Director Date: March 1, 2023
/s/ JERRY FOWDEN	/s/ ERIC ROSENFELD
Jerry Fowden Executive Chairman, Director Date: March 1, 2023	Eric Rosenfeld Director Date: March 1, 2023
/s/ STEVEN P. STANBROOK	/s/ BILLY D. PRIM
Steven P. Stanbrook Director Date: March 1, 2023	Billy D. Prim Director Date: March 1, 2023
/s/ STEPHEN H. HALPERIN	/s/ SUSAN E. CATES
Stephen H. Halperin Director Date: March 1, 2023	Susan E. Cates Director Date: March 1, 2023

PRIMO WATER CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Primo Water Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Primo Water Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Interim Goodwill Quantitative Impairment Assessments – Combined Eden, Eden Europe and Eden Israel Reporting Units
As described in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,293.0 million as of December 31, 2022. Management tests goodwill for impairment at least annually on the first day of the fourth quarter, based on reporting unit carrying values, or more frequently if a triggering event has occurred during the year. During the second quarter of 2022, the Board of Directors approved the exit of the Company’s business in Russia and the Company’s reporting segments were realigned. Due to the triggering event arising from the exit of the Russia business and the triggering event arising as a result of the realignment of segments, management performed interim quantitative impairment tests as of May 10, 2022 (i) on a pre-alignment basis on the combined Eden reporting unit (which included the Eden Europe and Eden Israel businesses) and (ii) on a post-realignment basis, on the Eden Europe and Eden Israel reporting units separately. As a result, management determined that (i) on a pre-alignment basis, goodwill was impaired and recognized an impairment charge of $11.2 million for the combined Eden reporting unit and (ii) on a post-realignment basis, the estimated fair value of the Eden Europe and Eden Israel reporting units equaled their respective carrying values. The fair value of the reporting units were evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. Critical assumptions used in management’s valuation of the reporting units included the projected revenue growth rates, selling, general and administrative (SG&A) expenses, capital expenditures, weighted-average terminal growth rate, discount rate, and the comparable company multiples.
The principal considerations for our determination that performing procedures relating to the interim goodwill quantitative impairment assessments of the combined Eden, Eden Europe and Eden Israel reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to projected revenue growth rates, SG&A expenses, capital expenditures, weighted-average terminal growth rates, discount rates, and the comparable company multiples used when developing the fair value estimates of the reporting units; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the combined Eden, Eden Europe and Eden Israel reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates of the reporting units. Testing management’s process involved (i) evaluating the appropriateness of the income and guideline public company approaches; (ii) testing the completeness and accuracy of underlying data used in the income and guideline public company approaches; and (iii) evaluating the reasonableness of the significant assumptions used by management related to the projected revenue growth rates, SG&A expenses, capital expenditures, weighted-average terminal growth rates, discount rates, and the comparable company multiples when developing the fair value estimates of the reporting units. Evaluating management’s significant assumptions related to the projected revenue growth rates, SG&A expenses, capital expenditures, and weighted-average terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the combined Eden, Eden Europe and Eden Israel reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income and guideline public company approaches and (ii) the reasonableness of the weighted-average terminal growth rate, discount rate, and comparable company multiple significant assumptions.

Insurance Reserves
As described in Note 1 to the consolidated financial statements, the Company’s consolidated insurance reserves balance was $58.7 million as of December 31, 2022. The Company maintains insurance retention programs under its general liability, auto liability and workers’ compensation insurance programs. Management accrues for insurance reserves on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections.
The principal considerations for our determination that performing procedures relating to insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated insurance reserves; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence related to the standard actuarial methods and management’s significant assumptions related to the loss development factors and expected ultimate loss selections; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of insurance reserves, including controls over the standard actuarial methods and significant assumptions related to the loss development factors and expected ultimate loss selections and the completeness and accuracy of data related to historical claims experience. These procedures also included, among others, testing management’s process for developing the estimated insurance reserves. Testing management’s process involved (i) evaluating the appropriateness of the standard actuarial methods; (ii) testing the completeness and accuracy of data related to historical claims experience; and (iii) evaluating the reasonableness of the significant assumptions used by management related to the loss development factors and expected ultimate loss selections. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s standard actuarial methods and (ii) the reasonableness of the loss development factor and expected ultimate loss selection significant assumptions.

/s/PricewaterhouseCoopers LLP
Tampa, Florida
March 1, 2023
We have served as the Company’s auditor since 2007.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions of U.S. dollars, except share and per share amounts)

	For the Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Revenue, net	$2,215.1	$2,073.3	$1,953.5
Cost of sales	921.7	915.9	839.6
Gross profit	1,293.4	1,157.4	1,113.9
Selling, general and administrative expenses	1,151.4	1,034.3	1,006.6
Loss on disposal of property, plant and equipment, net	8.5	9.3	10.6
Acquisition and integration expenses	15.3	10.8	33.7
Impairment charges	29.1	—	115.2
Gain on sale of property	(38.8)	—	—
Operating income (loss)	127.9	103.0	(52.2)
Other expense, net	8.8	27.9	18.7
Interest expense, net	69.8	68.8	81.6
Income (loss) from continuing operations before income taxes	49.3	6.3	(152.5)
Income tax expense	19.7	9.5	4.3
Net income (loss) from continuing operations	$29.6	$(3.2)	$(156.8)
Net income from discontinued operations, net of income taxes (Note 2)	—	—	25.1
Net income (loss)	$29.6	$(3.2)	$(131.7)
Net income (loss) per common share
Basic:
Continuing operations	$0.18	$(0.02)	$(1.01)
Discontinued operations	$—	$—	$0.16
Net income (loss)	$0.18	$(0.02)	$(0.85)
Diluted:
Continuing operations	$0.18	$(0.02)	$(1.01)
Discontinued operations	$—	$—	$0.16
Net income (loss)	$0.18	$(0.02)	$(0.85)
Weighted average common shares outstanding (in thousands)
Basic	160,763	160,778	155,446
Diluted	161,885	160,778	155,446

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions of U.S. dollars)

	For the Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net income (loss)	$29.6	$(3.2)	$(131.7)
Other comprehensive (loss) income:
Currency translation adjustment	(16.0)	18.2	(6.9)
Pension benefit plan, net of tax[1]	2.9	(0.6)	(0.1)
Loss on derivative instruments, net of tax [2,3]	—	—	(11.2)
Total other comprehensive (loss) income	(13.1)	17.6	(18.2)
Comprehensive income (loss)	$16.5	$14.4	$(149.9)
______________________
1    Net of the effect of $0.3 million tax expense for the year ended December 31, 2022.
2    Net of $1.3 million of associated tax impact that resulted in a decrease to the gain on sale of discontinued operations for the year ended January 2, 2021.
3     Net of the effect of $3.0 million tax benefit for the year ended January 2, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share amounts)

	December 31, 2022	January 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$122.6	$128.4
Accounts receivable, net of allowance of $20.6 ($20.8 as of January 1, 2022)	258.6	261.6
Inventories	112.1	94.6
Prepaid expenses and other current assets	44.7	25.2
Total current assets	538.0	509.8
Property, plant and equipment, net	714.4	718.1
Operating lease right-of-use-assets	198.6	177.4
Goodwill	1,293.0	1,321.4
Intangible assets, net	894.7	969.8
Other long-term assets, net	28.3	26.9
Total assets	$3,667.0	$3,723.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$212.3	$222.1
Current maturities of long-term debt	17.5	17.7
Accounts payable and accrued liabilities	425.1	437.7
Current operating lease obligations	35.7	32.3
Total current liabilities	690.6	709.8
Long-term debt	1,283.8	1,321.1
Operating lease obligations	174.5	148.7
Deferred tax liabilities	170.0	158.8
Other long-term liabilities	65.2	64.9
Total liabilities	2,384.1	2,403.3
Commitments and contingencies - Note 20
Equity
Common shares, no par value - 159,752,299 (January 1, 2022 - 160,732,552) shares issued	1,283.2	1,286.9
Additional paid-in-capital	91.3	85.9
(Accumulated deficit) retained earnings	(9.4)	16.4
Accumulated other comprehensive loss	(82.2)	(69.1)
Total Primo Water Corporation equity	1,282.9	1,320.1
Total liabilities and equity	$3,667.0	$3,723.4
Approved by the Board of Directors:
/s/ Susan E. Cates
Director
The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	For the Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities of continuing operations:
Net income (loss)	$29.6	$(3.2)	$(131.7)
Net income from discontinued operations, net of income taxes	—	—	25.1
Net income (loss) from continuing operations	29.6	(3.2)	(156.8)
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	242.8	219.1	202.1
Amortization of financing fees	3.3	3.4	3.5
Share-based compensation expense	17.2	17.5	22.1
Provision for deferred income taxes	14.1	4.0	0.2
Loss on extinguishment of long-term debt	—	27.2	19.7
Gain on sale of business	(0.8)	(3.8)	(0.6)
Impairment charges	29.1	—	115.2
Loss on disposal of property, plant and equipment, net	8.5	9.3	10.6
Gain on sale of property	(38.8)	—	—
Other non-cash items	18.2	6.8	(1.2)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10.4)	(32.6)	14.2
Inventories	(22.2)	(10.9)	1.0
Prepaid expenses and other current assets	(6.4)	(4.5)	2.4
Other assets	(3.2)	0.2	(3.6)
Accounts payable and accrued liabilities and other liabilities	0.6	26.2	(35.2)
Net cash provided by operating activities from continuing operations	281.6	258.7	193.6
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(20.3)	(90.5)	(446.1)
Additions to property, plant and equipment	(207.7)	(152.0)	(114.0)
Additions to intangible assets	(8.9)	(9.7)	(9.3)
Proceeds from sale of property, plant and equipment	3.9	1.9	1.8
Proceeds from sale of business, net of cash sold	—	7.1	—
Proceeds from sale of property	50.3	—	—
Other investing activities	1.2	2.3	0.7
Net cash used in investing activities from continuing operations	(181.5)	(240.9)	(566.9)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(20.0)	(763.9)	(545.6)
Issuance of long-term debt	—	750.0	533.5
Payments on short-term borrowings	(51.0)	(28.0)	(334.7)
Proceeds from short-term borrowings	37.0	134.2	347.5
Premiums and costs paid upon extinguishment of long-term debt	—	(20.6)	(14.7)
Issuance of common shares	2.5	25.5	3.4
Common shares repurchased and canceled	(27.7)	(48.1)	(33.2)
Financing fees	—	(11.6)	(11.2)
Equity issuance fees	—	—	(1.1)
Dividends paid to common and preferred shareholders	(45.4)	(38.9)	(39.6)
Payment of contingent consideration for acquisitions	(3.5)	(2.9)	(1.2)
Other financing activities	5.3	3.5	5.9
Net cash used in financing activities from continuing operations	(102.8)	(0.8)	(91.0)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(1.8)	(17.4)
Investing activities of discontinued operations	—	—	388.9
Financing activities of discontinued operations	—	—	(0.1)
Net cash (used in) provided by discontinued operations	—	(1.8)	371.4
Effect of exchange rate changes on cash	(3.1)	(1.9)	2.5
Net (decrease) increase in cash, cash equivalents and restricted cash	(5.8)	13.3	(90.4)
Cash and cash equivalents and restricted cash, beginning of year	128.4	115.1	205.5
Cash and cash equivalents and restricted cash, end of year	$122.6	$128.4	$115.1
Supplemental Non-cash Investing and Financing Activities:
Shares issued in connection with business combination	$—	$—	$377.6
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$23.0	$21.5	$12.5
Accrued deferred financing fees	$—	$—	$0.7
Dividends payable issued through accounts payable and other accrued liabilities	$0.6	$0.4	$0.3
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$66.9	$70.7	$87.2
Cash paid for income taxes, net	$5.1	$8.3	$8.1

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions of U.S. dollars, except share amounts)

	Primo Water Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 28, 2019	134,803	$892.3	$77.4	$265.0	$(68.5)	$1,166.2
Cumulative effect of changes in accounting principle, net of taxes	—	—	—	(3.6)	—	(3.6)
Net loss	—	—	—	(131.7)	—	(131.7)
Other comprehensive loss, net of tax	—	—	—	—	(18.2)	(18.2)
Common shares dividends ($0.24 per common share)	—	—	—	(38.9)	—	(38.9)
Share-based compensation	—	—	19.8	—	—	19.8
Common shares issued in connection with business combination and assumed vested awards, net of equity issuance costs of $1.1 million	26,497	376.5	2.9	—	—	379.4
Common shares repurchased and canceled	(2,857)	(23.5)	—	(9.7)	—	(33.2)
Common shares issued - Equity Incentive Plan	1,833	21.2	(15.3)	—	—	5.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	129	1.5	(0.3)	—	—	1.2
Balance at January 2, 2021	160,406	$1,268.0	$84.5	$81.1	$(86.7)	$1,346.9
Net loss	—	—	—	(3.2)	—	(3.2)
Other comprehensive income, net of tax	—	—	—	—	17.6	17.6
Common shares dividends ($0.24 per common share)	—	—	—	(39.0)	—	(39.0)
Share-based compensation	—	—	17.5	—	—	17.5
Common shares repurchased and canceled	(2,910)	(25.6)	—	(22.5)	—	(48.1)
Common shares issued - Equity Incentive Plan	3,124	42.6	(15.8)	—	—	26.8
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	111	1.9	(0.3)	—	—	1.6
Balance at January 1, 2022	160,732	$1,286.9	$85.9	$16.4	$(69.1)	$1,320.1
Net income	—	—	—	29.6	—	29.6
Other comprehensive loss, net of tax	—	—	—	—	(13.1)	(13.1)
Common shares dividends ($0.28 per common share)	—	—	—	(45.7)	—	(45.7)
Share-based compensation	—	—	17.2	—	—	17.2
Common shares repurchased and canceled	(2,013)	(18.0)	—	(9.7)	—	(27.7)

Common shares issued - Equity Incentive Plan	906	12.4	(11.5)	—	—	0.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	126	1.9	(0.3)	—	—	1.6
Balance at December 31, 2022	159,752	$1,283.2	$91.3	$(9.4)	$(82.2)	$1,282.9

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
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading pure-play water solutions provider in North America and Europe and generates approximately $2.2 billion in annual revenue. Primo operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 10,000 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to the customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water machines. Primo also offers water filtration units across its 21-country footprint.
Primo's water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our European operations have maintained carbon neutrality for more than eleven years, and our U.S. operations achieved carbon neutral certification in 2020 under the CarbonNeutral Protocol, an international standard administered by Climate Impact Partners. In 2021, the Company achieved carbon neutrality on a global basis. In late 2021, Primo announced its planned exit from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category is estimated to reduce single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins. The exit was completed during the second quarter of 2022.
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million during the second quarter to reduce the carrying value of the assets to the estimated fair value less costs to sell. Separately, we reviewed and realigned our reporting segments, as further described in "Our Operations" below. The decision to exit our business in Russia and the realignment of segments resulted in a triggering event for goodwill and intangible assets with indefinite lives requiring quantitative assessments for the combined Eden business (which, prior to realignment, included the Eden Europe and Eden Israel businesses) immediately before the realignment of segments and for the Eden Europe and Israel businesses upon realignment of segments. These assessments resulted in recording a goodwill impairment charge of $11.2 million due to a decrease in cash flows associated with the exit from our business in Russia and recording a trademark impairment charge of $6.7 million due primarily to a decrease in the royalty rate used in the quantitative analysis. These impairment charges, along with the impairment charge of $11.2 million to reduce the carrying value of the Russia business to its estimated fair value less costs to sell, resulted in total impairment charges of $29.1 million which are included within impairment charges on the Consolidated Statements of Operations for the twelve months ended December 31, 2022. All impairment charges are included in the Europe reporting segment. The exit of our business in Russia was completed on July 19, 2022 and there was no material change to the charges recorded during the second quarter upon sale.
Note 1—Summary of Significant Accounting Policies
Basis of Presentation
These Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.

Our fiscal year is based on either a 52- or 53- week period ending on the Saturday closest to December 31. For the fiscal years ended December 31, 2022 and January 1, 2022, we had 52- weeks of activity, compared to 53- weeks of activity for the fiscal year ended January 2, 2021. We estimate the additional week contributed $19.4 million of additional revenue and $3.9 million of additional operating income for the fiscal year ended January 2, 2021.
One of our subsidiaries uses a calendar year-end which differs from the Company’s 52- or 53- week fiscal year end. Differences arising from the use of the different fiscal year ends were not deemed material for the fiscal years ended December 31, 2022, January 1, 2022 or January 2, 2021.
Basis of Consolidation
The Consolidated Financial Statements include our accounts, our wholly-owned and majority-owned subsidiaries that we control. All intercompany transactions and accounts have been eliminated in consolidation.
Discontinued Operations
On February 28, 2020, we completed the sale of our coffee, tea and extract solutions business, S. & D. Coffee, Inc. (“S&D”) for consideration of $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to the purchasers of S&D. As a result of this transaction representing a strategic shift in our operations, S&D is presented herein as discontinued operations. The Notes to the Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted.
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
Changes in Presentation
During the second quarter of 2022, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following that review, certain of our businesses previously included in the Rest of World segment (now renamed "Europe") were realigned between the Europe reporting segment and the Other category. Our two reporting segments are as follows: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo businesses) and Europe (which includes the European business of Eden Springs Netherlands B.V. (“Eden Europe”), Decantae Mineral Water Limited (“Decantae”) and Fonthill Waters Ltd ("Fonthill") businesses). The Other category includes the Israel business of Eden ("Eden Israel"), Aimia Foods Limited (“Aimia”) and John Farrer & Company Limited (“Farrers”) businesses, as well as our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.
Impact of the COVID-19 Pandemic
Our global operations expose us to risks associated with the coronavirus (“COVID-19”) pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to all of the countries in which we operate. While we have operated in the COVID-19 environment for more than two years and many of the pandemic’s impacts are becoming the “new normal”, the situation continues to evolve. Depending on its trajectory, pandemic may contribute to further economic uncertainty, recession or slowdown in growth, or result in further changes in demand for our services and products, further increases in operating costs (whether as a result of changes to our supply chain, increases in employee costs, general economy-wide inflation or otherwise), and further impacts on our supply chain, each or all of which can impact our ability to make, manufacture, distribute and sell our products. Moreover, disruptions to global supply chains, labor shortages, inflation and the ongoing Russia/Ukraine war are likely to continue to create challenging economic conditions for our business, including through increased costs, increased employee attrition and vacancies, lower consumer spending or other impacts.
In response to COVID-19, certain government authorities have enacted programs that provide various economic stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll and other tax remittances to future years and wage subsidies as reimbursement for a portion of certain furloughed employees’ salaries. During the years ended December 31, 2022, January 1, 2022, and January 2, 2021, we received wage subsidies under these programs totaling $0.4 million and $3.7 million and $7.4 million, respectively. We review our eligibility for these programs for each qualifying period and account for such wage subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present wage subsidies as a reduction of selling, general and administrative (“SG&A”) expenses. In addition, deferred payroll and other taxes totaling nil and $7.5 million were included in accounts payable and accrued liabilities on our Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022, respectively.

During the year ended January 2, 2021, we recorded a total of $115.2 million of non-cash impairment charges related to goodwill and intangible assets. See goodwill and intangible asset impairment information below. The impairment charges were driven primarily by the impact of the COVID-19 pandemic and revised projections of future operating results.
In addition, on June 11, 2020, we announced that our Board of Directors approved a plan intended to optimize synergies from the Company’s transition to a pure-play water company following the Legacy Primo Acquisition and to mitigate the negative financial and operational impacts of the COVID-19 pandemic, including implementing headcount reductions and furloughs in our North America and Europe reporting segments (“2020 Restructuring Plan”). When we implement these programs, we incurred various charges, including severance, asset impairments, and other employment related costs. In connection with the 2020 Restructuring Plan, we incurred $10.5 million in severance costs and all costs related to the 2020 Restructuring Plan were recorded as of January 2, 2021. All severance costs incurred by the 2020 Restructuring Plan during the year ended January 2, 2021 were included in SG&A expenses on the Consolidated Statement of Operations.
The following table summarizes restructuring charges for the year ended January 2, 2021:

For the Year Ended
(in millions of U.S. dollars)	January 2, 2021
North America	$2.7
Europe	7.8
Total	$10.5

During the year ended January 2, 2021, cash payments for our North America and Europe segments were $2.7 million and $7.5 million, respectively. The remaining liabilities were paid during 2021.

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

Cost of Sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our North America and Europe reporting segments branch locations to the end-user consumer of those products are recorded in selling, general and administrative (“SG&A”) expenses. Other costs incurred in shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A were $536.7 million, $477.2 million, and $441.4 million for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Selling, General and Administrative Expenses
We record all other expenses not charged to production as SG&A expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of SG&A expenses. Advertising costs expensed were approximately $23.9 million, $21.7 million, and $21.2 million for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
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
Accounts Receivable, Net of Allowance for Credit Losses
All trade accounts receivable are uncollected amounts owed to us from transactions with our customers. Trade accounts receivable represent amounts billed to customers and not yet collected, and are presented net of allowance for credit losses. We estimate an allowance for credit losses based on historical loss experience, adverse situations that may affect a customer's ability to pay, current conditions, reasonable and supportable forecasts and current economic outlook. Customer demographic, such as large commercial customers as compared to small businesses or individual customers, and the customer's geographic market are also considered when estimating credit losses. Historical loss experience was based on actual loss rates over a one year period. Additionally, we evaluate current conditions and review third-party economic forecasts on a quarterly basis to determine the impact on the allowance for credit losses. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves.
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

Customer Deposits
The Company generally collects deposits on multi-gallon bottles used by our water delivery customers. Such deposits are refunded only after customers return such bottles in satisfactory condition. The associated bottle deposit liability is estimated based on the number of water customers, average consumption and return rates and bottle deposit market rates. The Company analyzes these assumptions quarterly and adjusts the bottle deposit liability as necessary.
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
Right-of-use lease assets represent our right to use the underlying asset for the lease term, and the operating lease obligation represents our commitment to make the lease payments arising from the lease. We have elected not to recognize on the balance sheet leases with terms of one-year or less. We have also elected not to separate lease components from non-lease components for all fixed payments. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms.
Goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually.
Prior period amounts have been recast to reflect the changes disclosed in the "Changes in Presentation" section.

The following table summarizes our goodwill on a reporting segment basis as of December 31, 2022 and January 1, 2022:

	Reporting Segment
(in millions of U.S. dollars)	North America	Europe	Other	Total
Goodwill as of January 2, 2021[1]	$982.1	$180.5	$121.7	$1,284.3
Goodwill acquired during the year	10.3	48.7	—	59.0
Measurement period adjustments	1.8	0.5	—	2.3
Divestitures	—	(4.2)	—	(4.2)
Foreign exchange	(0.1)	(21.5)	1.6	(20.0)
Goodwill as of January 1, 2022[1]	$994.1	$204.0	$123.3	$1,321.4
Goodwill acquired during the year	4.4	1.3	—	5.7
Measurement period adjustments	1.1	5.5	—	6.6
Impairment losses	—	(11.2)	—	(11.2)
Foreign exchange	(2.4)	(12.8)	(14.3)	(29.5)
Goodwill as of December 31, 2022[1]	$997.2	$186.8	$109.0	$1,293.0
______________________
1    Goodwill as of December 31, 2022 includes $109.8 million of accumulated impairment losses related to our Europe segment and $0.5 million of accumulated impairment losses related to our Other category. Goodwill as of January 2, 2021 and January 1, 2022 includes $103.6 million of accumulated impairment losses related to our Europe segment and $0.5 million of accumulated impairment losses related to our Other category.
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

We determined the fair value of the reporting units being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We weighted the income approach and the guideline public company approach at 50.0% each to determine the fair value of the reporting unit. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows include a terminal value. Critical assumptions used in our valuation of reporting units included the anticipated future cash flows, a weighted-average terminal growth rate of 1.5%, a discount rate of 9.0%, and the comparable company multiples. The anticipated future cash flows assumption reflects projected revenue growth rates, SG&A expenses and capital expenditures. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The comparable company multiples were based on operating data from guideline publicly traded companies and provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were evaluated and adjusted based on specific characteristics of the reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.
Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined that, (1) on a pre-realignment basis, goodwill was impaired for the combined Eden reporting unit and, as a result, we recognized an impairment charge of $11.2 million (which is included in impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2022), and (2) on a post-realignment basis, the estimated fair value of each of the Eden Europe and Eden Israel reporting units equaled their respective carrying values (therefore, no goodwill impairment charges were recorded for these two reporting units). During the three months ended December 31, 2022, we did not identify any triggering events, and thus, there were no impairment charges recorded during the fourth quarter of 2022.
We had goodwill of $1,293.0 million on our Consolidated Balance Sheet at December 31, 2022, which represents amounts for the DSSAqua, Mountain Valley, Eden Europe, Eden Israel, Aimia, Decantae, and Fonthill reporting units.
For purposes of the 2022 annual test, we elected to perform a qualitative assessment for all reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of our reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment. Goodwill allocated to the DSSAqua, Mountain Valley, Eden Europe, Eden Israel, Aimia, Decantae, and Fonthill reporting units as of December 31, 2022 are $981.2 million, $16.0 million, $184.6 million, $61.4 million, $47.6 million, $1.2 million and $1.0 million, respectively.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2022, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
During 2020,we identified a triggering event arising from the impact of the COVID-19 pandemic and performed an interim quantitative impairment test as of June 27, 2020. We determined that goodwill was impaired for the Eden, Decantae, and Farrers reporting units and recognized impairment charges of $103.3 million, $0.3 million and $0.5 million, respectively. These impairment charges are included in impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.

Intangible Assets
As of December 31, 2022, our intangible assets subject to amortization, net of accumulated amortization were $456.1 million, consisting principally of $416.4 million of customer relationships that arose from acquisitions, $21.4 million of software, and $8.2 million of patents. Customer relationships are typically amortized over the period for which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as a loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. We did not record impairment charges for our intangible assets subject to amortization in 2022, 2021 or 2020.
Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of Legacy Primo, trademarks acquired in the acquisition of DSS, trademarks acquired in the acquisition of Eden (including the trademarks associated with our Eden Europe and Eden Israel businesses), one of the trademarks acquired in the acquisition of Aquaterra, trademarks acquired in the acquisition of Mountain Valley, trademarks acquired in the acquisition of Crystal Rock and trademarks acquired in the acquisition of SipWell (collectively the "Trademarks"). These assets have an aggregate net book value of $437.2 million as of December 31, 2022. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.
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
To determine the fair value of the trademarks being evaluated, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with the trademark. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trademark. The assumptions used to estimate the fair value of the trademark are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, we determined that, (1) on a pre-realignment basis, the estimated fair value of the Eden Trademarks exceeded the carrying value by approximately 9.0% (therefore, no impairment charge was recorded for this trademark), and (2) on a post-realignment basis, the estimated fair value of the trademarks with indefinite lives associated with our Eden Israel business exceeded the carrying value by approximately 103.0% (therefore, no impairment charge was recorded for this trademark), and the trademarks with indefinite lives associated with our Eden Europe business were impaired and recognized an impairment charge of $6.7 million. The impairment charge is included in impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2022. The impairment charge is due primarily to the decrease in the royalty rate used in the quantitative assessment.
We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. During the fourth quarter of 2022, we concluded that it was more likely than not that the fair value of the Trademarks were more than their carrying value and therefore we were not required to perform any additional testing.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.

During 2020, we identified a triggering event arising from the impact of the COVID-19 pandemic and performed an interim quantitative impairment test as of June 27, 2020. We determined the Eden Trademarks and the Aquaterra Trademark were impaired and recognized impairment charges of $9.9 million and $1.2 million, respectively. These impairment charges are included in impairment charges in the Consolidated Statement of Operations for the year ended January 2, 2021.
Impairment and Disposal of Long-Lived Assets
When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss based on discounted cash flows in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. We did not record impairments of long-lived assets in 2022, 2021 or 2020. As part of normal business operations, we identify long-lived assets that are no longer productive and dispose of them. Losses on disposals of assets are presented separately in our Consolidated Statements of Operations as part of operating income. We recognized losses on disposal of property, plant and equipment, net of $8.5 million for the year ended December 31, 2022 ($9.3 million—January 1, 2022; $10.6 million—January 2, 2021).
Insurance Reserves
We maintain insurance retention programs under our general liability, auto liability, and workers' compensation insurance programs. We also carry excess coverage to mitigate catastrophic losses. We use an independent third-party actuary to assist in determining our insurance reserves. Insurance reserves are accrued on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. The Company recorded insurance reserves of $58.7 million and $60.1 million as of December 31, 2022 and January 1, 2022, respectively, within accounts payable and accrued liabilities and other long-term liabilities, of which $12.3 million and $17.2 million, respectively, was covered by insurance and included as a component of accounts receivable, net of allowance and other long-term assets.
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
Recently Adopted Accounting Pronouncements
Update ASU 2021-10- Government Assistance (Topic 832)
In November 2021, the Financial Accounting Standards Board ("FASB") issued guidance which requires business entities to disclose information about certain government assistance they receive. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in this Update either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. Adoption of the new standard did not result in additional disclosures within our Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
Update ASU 2020-04 – Reference Rate Reform (Topic 848), amended by Update ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848
In March 2020, the FASB issued guidance which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or any other reference rates expected to be discontinued because of reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022 (updated to December 31, 2024 by the December 2022 issuance of Accounting Standards Update ("ASU") 2022-06) and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. We are currently evaluating our contracts and do not expect a material impact at this time. We elected to apply the debt agreement expedient and therefore will account for debt agreement amendments as if the modification was not substantial and thus a continuation of the existing contract. Additional elections of expedients and exceptions provided under the ASU will be made when contract modifications in response to reference rate reform commence.
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
Note 2—Discontinued Operations
On February 28, 2020, the Company completed the sale of our coffee, tea and extract solutions business, S&D Coffee, Inc. ("S&D") for consideration of $405.0 million paid at closing in cash, with customary post-closing working capital adjustments, which were resolved in June 2020 by payment of $1.5 million from the Company to the purchaser of S&D. The Company used the proceeds of the S&D divestiture to finance a portion of the Legacy Primo Acquisition.
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

The major components of net income from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

For the Year Ended
(in millions of U.S. dollars)	January 2, 2021
Revenue, net [1]	$97.1
Cost of sales	71.1
Operating loss from discontinued operations	(0.5)
Gain on sale of discontinued operations	53.7
Income from discontinued operations, before income taxes	53.1
Income tax expense [2]	28.0
Net income from discontinued operations, net of income taxes	25.1
______________________
1    Includes related party sales to continuing operations of $1.0 million for the year ended January 2, 2021.
2    The S&D divestiture resulted in tax expense of $28.5 million on the gain on sale in 2020 and utilized a significant portion of the existing U.S. net operating loss carryforwards.

Note 3—Leases
We have operating and finance leases for manufacturing and production facilities, branch distribution and warehouse facilities, vehicles and machinery and equipment. The remaining terms on our finance leases range from one year to 34 years, while our operating leases range from one year to 18 years, some of which may include options to extend the leases generally between one year and 10 years, and some of which may include options to terminate the leases within one year.
The components of lease expense were as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022
Operating lease cost	$51.3	$50.0
Short-term lease cost	4.3	6.3
Finance lease cost
Amortization of right-of-use assets	$17.8	$15.7
Interest on lease liabilities	4.2	3.6
Total finance lease cost	$22.0	$19.3
Sublease income	$1.4	$0.8

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48.8	$51.4
Operating cash flows from finance leases	4.1	3.3
Financing cash flows from finance leases	17.0	13.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$73.3	$37.2
Finance leases	12.0	35.8

Supplemental balance sheet information related to leases was as follows:

(in millions of U.S. dollars, except lease term and discount rate)	December 31, 2022	January 1, 2022
Operating leases
Operating lease right-of-use assets	$198.6	$177.4
Current operating lease obligations	35.7	32.3
Operating lease obligations	174.5	148.7
Total operating lease obligations	$210.2	$181.0

Financing leases
Property, plant and equipment, net	$80.9	$90.4
Current maturities of long-term debt	16.8	17.0
Long-term debt	67.2	75.8
Total finance lease obligations	$84.0	$92.8

Weighted Average Remaining Lease Term	December 31, 2022	January 1, 2022
Operating leases	8.4 years	7.7 years
Finance leases	8.7 years	10.1 years

Weighted Average Discount Rate
Operating leases	6.1%	5.9%
Finance leases	5.1%	3.6%

Maturities of operating lease obligations were as follows:

(in millions of U.S. dollars)	December 31, 2022
2023	$45.4
2024	42.3
2025	36.5
2026	26.1
2027	21.7
Thereafter	103.9
Total lease payments	275.9
Less imputed interest	(65.7)
Present value of lease obligations	$210.2

Maturities of finance lease obligations were as follows:

(in millions of U.S. dollars)	December 31, 2022
2023	$20.2
2024	19.0
2025	18.1
2026	14.2
2027	8.0
Thereafter	26.6
Total lease payments	106.1
Less imputed interest	(22.1)
Present value of lease obligations	$84.0
Sale-Leaseback Transactions
During the second quarter of 2022, our Board of Directors approved the sale of four of our owned real properties. Accordingly, we classified the land and buildings as held for sale. On December 29, 2022, the Company completed the sale of two of the properties for an aggregate sales price, net of closing costs, of $50.1 million. As of December 31, 2022, $4.6 million of the proceeds are being held in escrow for the future purchase of property. These funds are included in cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2022. The transactions qualify for sale recognition under the sale-leaseback accounting requirements and the Company recorded a gain of $38.8 million included within gain on sale of property on the Consolidated Statements of Operations.
As part of the transactions, we entered into a leaseback of each of the properties (for a term of three years and five years, respectively). The leases are classified as operating leases and the Company recorded aggregate right-of-use assets and liabilities of $11.6 million. The Company entered into a sublease for one of the properties which resulted in an impairment of the right-of-use asset of $5.2 million recorded within selling, general and administrative expenses on the Consolidated Statements of Operations.
As of December 31, 2022, $10.3 million related to the remaining properties held for sale is included within prepaid expenses and other current assets on the Consolidated Balance Sheets.

Note 4—Revenue
Our principal sources of revenue are from bottled water delivery direct to consumers primarily in North America and Europe and from providing multi-gallon purified bottled water, self-service refill drinking water and water dispensers through retailers in North America for the years ended December 31, 2022, January 1, 2022 and January 2, 2021. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Customers typically receive the benefit of our services as they are performed. Substantially all our customer contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.

Contract Estimates
The nature of certain of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which the Company historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $7.8 million and $8.0 million at December 31, 2022 and January 1, 2022, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from the Company’s customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at December 31, 2022 and January 1, 2022 were $11.5 million and $12.6 million, respectively. The amount of revenue recognized for the year ended December 31, 2022 that was included in the January 1, 2022 deferred revenue balance was $11.8 million.
The Company does not have any material contract assets as of December 31, 2022 and January 1, 2022.
Disaggregated Revenue
In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
United States	$1,620.5	$1,493.7	$1,429.6
United Kingdom	150.9	157.8	142.2
Canada	65.8	69.9	64.1
All other countries	377.9	351.9	317.6
Total	$2,215.1	$2,073.3	$1,953.5
Note 5—Acquisitions
SipWell Acquisition
On December 30, 2021, Eden Springs Netherlands B.V., a wholly-owned subsidiary of the Company ("Eden"), completed the acquisition of Sip-Well NV, the leading distributor of water solutions in Belgium (the "SipWell Acquisition"). The total cash consideration paid by Eden in the SipWell Acquisition was $53.1 million, subject to adjustments for any non-permitted leakage since a locked box date. The SipWell Acquisition was funded through a combination of incremental borrowings under the Company’s Revolving Credit Facility (as defined below) and cash on hand.
The SipWell Acquisition strengthens the Company's presence in Western and Central Europe. The Company has accounted for this transaction as a business combination which requires that assets acquired and liabilities assumed be measured at their acquisition date fair values.

An allocation of the total cash consideration paid of $53.1 million has been made to the major categories of assets acquired and liabilities assumed based on management's estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments recorded during the year ended December 31, 2022 include adjustments to other long-term liabilities for uncertain tax positions and a review of the respective fair values, adjustments to operating and financing lease right-of-use assets and obligations based on a review of acquired leases, an adjustment to deferred taxes related to final valuations, and adjustments to cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued liabilities based on a review of the respective fair values as of the date of acquisition. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
The table below presents the total cash consideration allocation of the estimated acquisition date fair values of the assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash and cash equivalents	$6.8	$(1.7)	$5.1
Accounts receivable	1.3	(0.1)	1.2
Inventories	0.1	—	0.1
Prepaid expenses and other current assets	0.2	1.7	1.9
Property, plant and equipment	21.7	(3.0)	18.7
Operating lease right-of-use-assets	0.4	1.1	1.5
Goodwill	38.1	4.7	42.8
Intangible assets	20.0	—	20.0
Current maturities of long-term debt	(1.6)	0.7	(0.9)
Accounts payable and accrued liabilities	(9.9)	1.1	(8.8)
Current operating lease obligations	(0.4)	(0.3)	(0.7)
Long-term debt	(17.7)	2.3	(15.4)
Operating lease obligations	—	(0.8)	(0.8)
Deferred tax liabilities	(5.9)	0.5	(5.4)
Other long-term liabilities	—	(6.2)	(6.2)
Total	$53.1	$—	$53.1
During the year ended January 1, 2022, the Company incurred $0.3 million of acquisition-related costs associated with the SipWell Acquisition, which are included in acquisition and integration expenses in the Consolidated Statement of Operations.
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
The primary factors that contributed to the recognition of goodwill are cash flow projections that include expected future earnings, projections of growth and expected cost synergies resulting from integration of SipWell into our operations. The goodwill recognized as part of the SipWell Acquisition was allocated to the Europe reporting segment, none of which is expected to be tax deductible.
Note 6—Other Expense, Net
The following table summarizes other expense, net for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
Foreign exchange losses, net	$15.1	$8.7	$1.5
Proceeds from legal settlements	—	—	(1.9)
Gain on sale of business	(0.8)	(3.8)	(0.6)
Loss on extinguishment of long-term debt	—	27.2	19.7
Other gains, net	(5.5)	(4.2)	—
Total	$8.8	$27.9	$18.7

Note 7—Interest Expense, Net
The following table summarizes interest expense, net for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
Interest on long-term debt	$50.8	$56.3	$68.7
Interest on short-term debt	9.8	4.6	5.0
Other interest expense, net	9.2	7.9	7.9
Total	$69.8	$68.8	$81.6

Note 8—Income Taxes
Provision (Benefit) for Income Taxes
Income (loss) from continuing operations, before income taxes consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
Canada	$4.5	$(23.9)	$(88.4)
Outside Canada	44.8	30.2	(64.1)
Income (loss) from continuing operations, before income taxes	$49.3	$6.3	$(152.5)

Income tax expense consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
Current
Canada	$—	—	$—
Outside Canada	5.6	5.4	1.9
	$5.6	$5.4	$1.9
Deferred
Canada	$—	$—	$—
Outside Canada	14.1	4.1	2.4
	$14.1	$4.1	$2.4
Income tax expense	$19.7	$9.5	$4.3

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
Income tax expense (benefit) based on Canadian statutory rates	$13.1	$1.6	$(40.4)
Foreign tax rate differential	(7.9)	(7.1)	(4.3)
Local taxes	4.8	2.2	2.1
Nontaxable interest income	(7.9)	(9.3)	(8.7)
Impairment expense	3.7	—	17.6
Impact of intercompany transactions and dividends	3.7	5.9	10.8
Income tax credits	(0.2)	(0.3)	(0.5)
Change in enacted tax rates	(0.6)	(0.2)	(1.7)
Change in valuation allowance	11.1	9.6	28.5
Change in uncertain tax positions	(1.4)	0.9	(1.5)
Equity compensation	1.4	2.2	1.9
Permanent differences	2.4	0.9	1.6
Adjustments to prior year taxes	(2.8)	3.1	(1.1)
Other items	0.3	—	—
Income tax expense	$19.7	$9.5	$4.3

Deferred Tax Assets and Liabilities
Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	December 31, 2022	January 1, 2022
Deferred tax assets
Net operating loss carryforwards	$165.7	$198.5
Capital loss carryforwards	16.3	18.0
Liabilities and reserves	30.8	31.0
Stock options	10.8	9.4
Inventories	3.3	3.2
Interest expense	33.5	17.6
Right of use lease obligations	57.4	53.8
	317.8	331.5
Deferred tax liabilities
Property, plant and equipment	(73.2)	(73.5)
Intangible assets	(187.0)	(197.8)
Right of use assets	(54.0)	(52.7)
Other	(4.0)	(0.8)
	(318.2)	(324.8)
Valuation allowance	(169.4)	(164.7)
Net deferred tax liability	$(169.8)	$(158.0)

As of December 31, 2022, we have outside tax basis differences, including undistributed earnings, in our foreign subsidiaries. For 2022, deferred taxes have not been recorded on the undistributed earnings because our foreign subsidiaries have the ability to repatriate funds to their respective parent company tax-efficiently or the undistributed earnings are indefinitely reinvested under the accounting guidance. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our subsidiaries. It is not practicable to determine the excess book basis over outside tax basis in the shares or the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. We repatriated earnings of $17.0 million and $40.2 million to Canada in 2022 and 2021, respectively, incurring no tax expense.
As of December 31, 2022, we have operating loss carryforwards totaling $643.4 million, capital loss carryforwards totaling $62.1 million, and tax credit carryforwards totaling $2.9 million. The operating loss carryforward amount was attributable to Canadian operating loss carryforwards of $278.7 million that will expire from 2023 to 2042; U.S. federal and state operating loss carryforwards of $116.2 million and $11.1 million, respectively, that will predominantly expire from 2023 to 2041; U.S. federal operating loss carryforwards of $43.8 million that have indefinite lives; Dutch operating loss carryforwards of $107.2 million that have indefinite lives; and various other operating loss carryforwards of $86.4 million that predominantly have indefinite lives.
The capital loss carryforward is attributable primarily to Canadian capital losses of $57.3 million and Israeli capital losses of $4.8 million, all with indefinite lives. Tax credit carryforwards of $2.9 million will expire from 2023 to 2042 .
In general, under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a U.S. corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income. Therefore, current or future changes in our Canadian stock ownership, many of which are outside of our control, could result in a U.S. ownership change under Section 382 and 383 of the Code. If we undergo a U.S. ownership change, our ability to utilize U.S. federal or state NOLs or tax credits could be limited. We monitor changes in our ownership on an ongoing basis and do not believe we had a change of control limitation as of December 31, 2022.
We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to recent cumulative losses, it was determined that it is more likely than not we will not realize the benefit of net operating loss carryforwards and other net deferred assets in Canada, and certain jurisdictions within the Eden business. The balance of the valuation allowance was $169.4 million and $164.7 million for the years ended December 31, 2022 and January 1, 2022, respectively. The valuation allowance increase in 2022 was related primarily to losses generated in tax jurisdictions with existing valuation allowances.
Additionally, we have determined that it is more likely than not that the benefit from our capital losses in Canada and Israel will not be realized in the future due to the uncertainty regarding potential future capital gains in the jurisdiction. In recognition of this risk, we have provided a valuation allowance of $16.3 million on our capital losses.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
Unrecognized tax benefits at beginning of year	$17.5	$15.6	$16.9
Additions based on tax positions taken during a prior period	—	1.1	—
Settlement on tax positions taken during a prior period	—	—	(1.7)
Additions related to acquired entities	2.8	1.7	—
Lapse in statute of limitations	(3.6)	(2.5)	(1.0)
Additions based on tax positions taken during the current period	1.8	1.7	1.3
Cash payments	—	—	(0.2)
Foreign exchange	(0.8)	(0.1)	0.3
Unrecognized tax benefits at end of year	$17.7	$17.5	$15.6

As of December 31, 2022, we had $17.7 million of unrecognized tax benefits, a net increase of $0.2 million from $17.5 million as of January 1, 2022. If we recognized our tax positions, approximately $17.2 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $12.7 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. No interest or penalties were recovered during the years ended December 31, 2022, January 1, 2022 and January 2, 2021. The amount of interest and penalties recognized on the Consolidated Balance Sheets for 2022 and 2021 were a liability of $1.9 million and $1.3 million, respectively.
We are subject to taxation in Canada, the United States, and other foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination for years prior to 2017. To the extent that income tax attributes such as net operating losses and tax credits have been carried forward from years prior to 2017, those attributes can still be audited when utilized on returns subject to audit. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2014, 2016 and 2017. We are currently under audit in Israel for the 2015 to 2019 tax years and Netherlands for the 2018 tax year.

Note 9—Share-Based Compensation
Our shareowners approved our Amended and Restated Primo Water Corporation Equity Incentive Plan (the “Amended and Restated Equity Plan”) in May 2016, and approved the Primo Water Corporation 2018 Equity Incentive Plan (“2018 Equity Plan” and together with the Amended and Restated Equity Plan, the “Equity Plans”) in May 2018. Awards under the Equity Plans may be in the form of incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares, performance units, stock appreciation rights, and stock payments to employees, directors and outside consultants. The Equity Plans are administered by the Human Resources and Compensation Committee (“HRCC”) of the Board of Directors or any other board committee as may be designated by the Board of Directors from time to time. Under the Amended and Restated Equity Plan, 20,000,000 shares are reserved for future issuance, and under the 2018 Equity Plan, 8,000,000 shares are reserved for future issuance, subject to adjustment upon a share split, share dividend, recapitalization, and other similar transactions and events. Shares that are issued under the Equity Plans are applied to reduce the maximum number of shares remaining available for issuance under the Equity Plans; provided that the total number of shares available for issuance under the Equity Plans are reduced two shares for each share issued pursuant to a “full-value” award (i.e., an award other than an option or stock appreciation right).
Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are canceled or settled without the issuance of shares return to the pool of shares available for issuance under the Equity Plans. As of December 31, 2022, there were approximately 493,000 shares available for future issuance under the Amended and Restated Equity Plan, and approximately 2,242,000 shares available for future issuance under the 2018 Equity Plan.

In the second quarter of 2020, the HRCC approved a bonus for a select group of associates that was settled in fully vested common shares based on the closing share price on the date the achievement of the performance target described below was certified by the HRCC. The aggregate target payout of $2.4 million was based on (1) attainment of a specified percentage target under the Company's annual cash performance bonus plan for the DSS business, and (2) attainment of a specified annualized 2020 synergy target. This bonus was accounted for as a liability-classified award with a performance condition. The final bonus payout was based upon the performance percentage, which was 122% of the target payout. For the year ended January 2, 2021, the Company recorded $2.9 million of share-based compensation expense, which is included in SG&A expenses on the Consolidated Statement of Operations. A related liability associated with these awards of $2.9 million was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of January 2, 2021 and was subsequently paid in the first quarter of 2021.
The table below summarizes the share-based compensation expense for the years ended December 31, 2022, January 1, 2022, and January 2, 2021. Share-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Operations. As referenced below: (i) “Performance-based RSUs” represent restricted share units with performance-based vesting, (ii) “Time-based RSUs” represent restricted share units with time-based vesting, (iii) “Stock options” represent non-qualified stock options, (iv) “Director share awards” represent common shares issued in consideration of the annual board retainer fee to non-management members of our Board of Directors, and (v) the “ESPP” represents the Primo Water Corporation Employee Share Purchase Plan, under which common shares are issued to eligible employees at a discount through payroll deductions.

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
Stock options	$0.8	$3.0	$5.5
Performance-based RSUs	6.5	7.4	7.8
Time-based RSUs	8.4	5.5	4.9
Director share awards	1.2	1.3	1.3
Liability-classified awards	—	—	2.9
ESPP	0.3	0.3	0.3
Total [1]	$17.2	$17.5	$22.7
______________________
1     Includes $0.6 million of share-based compensation expense from our discontinued operations, which were included in net income from discontinued operations, net of income taxes on the Consolidated Statements of Operations for the year ended January 2, 2021.

On August 4, 2020, we amended the Equity Plans to provide for defined criteria for a retirement along with continued vesting of equity awards upon a retirement. The total incremental compensation expense associated with the modification was $5.9 million and was included in SG&A expenses on the Consolidated Statement of Operations for the year ended January 2, 2021.
The tax benefit recognized related to share-based compensation expense for the fiscal year ended December 31, 2022 was $3.4 million (January 1, 2022 - $2.2 million; January 2, 2021 - $0.8 million).

As of December 31, 2022, the unrecognized share-based compensation expense and weighted average years over which we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of December 31, 2022	Weighted average years expected to recognize compensation
Stock options	$0.2	0.9
Performance-based RSUs	9.0	2.3
Time-based RSUs	6.2	1.7
Total	$15.4

Stock Options
During 2022, no options were granted to employees. During 2021 and 2020 approximately 18,000 and 1,053,600 options were granted to certain employees under the Equity Plans at a weighted-average exercise price of $17.79 and $15.48 per share, respectively. The weighted-average grant date fair value of the options was estimated to be $5.47, and $4.63 per share in 2021 and 2020, respectively, using the Black-Scholes option pricing model. The contractual term of an option granted is fixed by the Amended and Restated Equity Plan and cannot exceed ten years from the grant date.
Following a review of peer group and survey data, and with input from its compensation consultant, the HRCC determined to change the mix of awards granted to participants in our Equity Plans commencing with the awards granted in 2021 by eliminating stock options from the mix and allocating awards 60% to performance-based restricted share units and 40% to time-based restricted share units.
The grant date fair value of each option granted during 2021 and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended
	January 1, 2022	January 2, 2021
Risk-free interest rate	1.2%	0.7%
Average expected life (years)	6.0	6.0
Expected volatility	35.9%	36.2%
Expected dividend yield	1.4%	1.6%

The following table summarizes the activity for Company stock options:

	Stock Options (in thousands)	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 28, 2019	6,493	$12.57	6.9	$11,045.4
Granted	1,054	15.48
Exercised	(252)	10.27		1,185.9
Forfeited or expired	(25)	11.98
Outstanding at January 2, 2021	7,270	$13.07	6.5	$20,659.3
Granted	18	17.79
Exercised	(2,382)	10.32		17,439.4
Forfeited or expired	(51)	13.62
Outstanding at January 1, 2022	4,855	$14.42	6.0	$15,588.1
Exercised	(126)	10.65		729.9
Forfeited or expired	(205)	14.51
Outstanding at December 31, 2022	4,524	$14.52	5.2	$6,482.0
Exercisable at December 31, 2022	4,239	$14.45	5.0	$6,403.2
Vested or expected to vest at December 31, 2022	4,524	$14.52	5.2	$6,482.0

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on the New York Stock Exchange on December 30, 2022, which was $15.54 (December 31, 2021—$17.63; December 31, 2020—$15.68), and the exercise price, multiplied by the number of in-the-money stock options as of the same date.
The total amount of cash received from the exercise of stock options during the fiscal year ended December 31, 2022 was $0.8 million (January 1, 2022 — $23.8 million, January 2, 2021 — $2.0 million), with an associated tax benefit of nil (January 1, 2022 — $1.3 million; January 2, 2021 — $0.1 million). The total fair value of options that vested during the year ended December 31, 2022 was $8.3 million (January 1, 2022 — $16.7 million; January 2, 2021 — $15.8 million).
Other Awards
In 2022, we granted 76,480 common shares to the non-management members of our Board of Directors under the Equity Plans with a grant date fair value of approximately $1.2 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

Additionally, in 2022, we granted 529,000 Performance-based RSUs, which vest at the end of a three-year performance period beginning on the first day of our 2023 fiscal year, and ending on the last day of our 2025 fiscal year. The number of shares ultimately awarded will be based upon the performance payout rate, which can range from 0% to 200% of the awards granted. The Performance-based RSUs vest primarily on the Company’s achievement of average annual return on invested capital (“ROIC”) and aggregate revenues for the applicable performance period (the “Performance Objectives”). The number of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the Performance Objectives achieved during the vesting period. The Company also granted 413,000 Time-based RSUs, which vest over two to three years in equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.

	Number of Performance-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at December 28, 2019	1,599	$14.36	397	$14.43
Awarded	458	15.64	542	14.85
Awarded in connection with modification	344	17.50	—	—
Issued	(842)	16.80	(371)	13.82
Forfeited	(374)	16.03	(20)	14.18
Balance at January 2, 2021	1,185	$15.27	548	$14.75
Awarded	484	17.06	665	16.50
Awarded in connection with modification	119	17.46	—	—
Issued	(467)	17.46	(266)	14.59
Forfeited	(75)	15.02	(62)	14.88
Outstanding at January 1, 2022	1,246	$15.65	885	$16.10
Awarded	529	15.20	413	15.10
Awarded in connection with modification	44	14.61	—	—
Issued	(319)	14.61	(420)	15.74
Forfeited	(49)	16.10	(29)	16.42
Outstanding at December 31, 2022	1,451	$15.65	849	$15.78
Vested or expected to vest at December 31, 2022	1,679	$15.33	849	$15.78

The total fair value of Performance-based RSUs vested and issued during the years ended December 31, 2022, January 1, 2022 and January 2, 2021 were $4.7 million, $8.1 million and $14.1 million, respectively. The total fair value of Time-based RSUs vested and issued during the years ended December 31, 2022, January 1, 2022, and January 2, 2021 were $6.6 million, $3.9 million, and $5.1 million, respectively.
Employee Share Purchase Plan
The Company has maintained the Primo Water Corporation Employee Share Purchase Plan (the “ESPP”) since 2015. The ESPP qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 3,000,000 shares of Primo common shares through payroll deductions. Eligible employees who choose to participate may purchase Primo common shares at 90% of market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Primo common shares. The Company recognized $0.3 million, $0.3 million and $0.3 million of share-based compensation expense in SG&A expenses in the Consolidated Statements of Operations for 2022, 2021 and 2020, respectively. At December 31, 2022, 2,215,838 shares remained available for issuance under the ESPP.

Note 10—Common Shares and Net Income (Loss) per Common Share
Common Shares
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100 million of our outstanding common shares over a 12-month period commencing on August 15, 2022. For the year ended December 31, 2022, we repurchased 1,753,479 common shares for $23.8 million through open market transactions under the repurchase plan.
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period, which expired on May 10, 2022. We repurchased 2,646,831 common shares for $43.5 million through open market transactions under this repurchase plan, all in the year ended January 1, 2022.
On December 11, 2019, our Board of Directors approved a share repurchase program for up to $50.0 million of Primo’s outstanding common shares over a 12-month period, which expired on December 15, 2020. We repurchased 2,316,835 common shares for $25.0 million through open market transactions under this repurchase plan, all in the year ended January 2, 2021.
Shares purchased under these repurchase plans were subsequently canceled.
On March 2, 2020, the Company completed the Legacy Primo Acquisition, with 26,497,015 common shares issued at $14.25 per share to holders of Legacy Primo.
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing diluted net income (loss) by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, and Time-based RSUs during the periods presented.

Set forth below is a reconciliation of the numerator and denominator for the diluted net income (loss) per common share computations for the periods indicated:

	For the Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Numerator (in millions):
Continuing operations	$29.6	$(3.2)	$(156.8)
Discontinued operations	—	—	25.1
Net income (loss)	29.6	(3.2)	(131.7)
Basic Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	160,763	160,778	155,446
Basic Earnings Per Share:
Continuing operations	$0.18	$(0.02)	$(1.01)
Discontinued operations	—	—	0.16
Net income (loss)	$0.18	$(0.02)	$(0.85)
Diluted Earnings Per Share
Denominator (in thousands):
Weighted average common shares outstanding - basic	160,763	160,778	155,446
Dilutive effect of Stock Options	261	—	—
Dilutive effect of Performance based RSUs	445	—	—
Dilutive effect of Time-based RSUs	416	—	—
Weighted average common shares outstanding - diluted	161,885	160,778	155,446
Diluted Earnings Per Share:
Continued operations	$0.18	$(0.02)	$(1.01)
Discontinued operations	—	—	0.16
Net income (loss)	$0.18	$(0.02)	$(0.85)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Year Ended
(in thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Stock options	2,838	4,855	7,270
Performance-based RSUs [1]	979	1,524	1,185
Time-based RSUs [2]	—	885	548
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of the performance metric for these awards.
2     Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.

Note 11—Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, purified bottled water, self-service refill drinking water, filtration units, premium spring, sparkling and flavored essence water, mineral water, and coffee.

During the second quarter of 2022, we reviewed and realigned our reporting segments to reflect how the business will be managed and results will be evaluated. Following that review, certain of our businesses previously included in the Rest of World segment were realigned between the Europe reporting segment and the Other category. Our two reporting segments are as follows: North America (which includes our DSS, Aquaterra, Mountain Valley and Legacy Primo businesses) and Europe (which includes our Eden Europe, Decantae and Fonthill businesses). The Other category includes our Eden Israel, Aimia and Farrers businesses, as well as our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.

	December 31, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net	$1,685.6	$265.3	$264.2	$—	$2,215.1
Depreciation and amortization	179.6	38.9	24.3	—	242.8
Operating income (loss)	203.7	(28.4)	(47.4)	—	127.9
Property, plant and equipment, net	547.8	101.9	64.7	—	714.4
Goodwill	997.2	186.8	109.0	—	1,293.0
Intangible assets, net	720.0	116.1	58.6	—	894.7
Total segment assets [1]	2,746.1	526.8	394.1	—	3,667.0
Additions to property, plant and equipment	160.0	26.4	21.3	—	207.7
______________________
1     Excludes intersegment receivables, investments and notes receivable.

	January 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net[1]	$1,562.9	$247.6	$263.8	$(1.0)	$2,073.3
Depreciation and amortization	156.9	39.4	22.8	—	219.1
Operating income (loss)	146.0	(10.2)	(32.8)	—	103.0
Property, plant and equipment, net	554.2	107.0	56.9	—	718.1
Goodwill	994.1	204.0	123.3	—	1,321.4
Intangible assets, net	748.1	145.3	76.4	—	969.8
Total segment assets[2]	2,744.4	579.1	399.9	—	3,723.4
Additions to property, plant and equipment	113.5	25.9	12.6	—	152.0
______________________
1     Intersegment revenue between the Other category and the Europe reporting segment was $1.0 million for the year ended January 1, 2022.
2     Excludes intersegment receivables, investments and notes receivable.

	January 2, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net[1]	$1,493.2	$240.5	$221.3	$(1.5)	$1,953.5
Depreciation and amortization	142.4	39.1	20.6	—	202.1
Operating income (loss)	130.0	(124.0)	(58.2)	—	(52.2)
Property, plant and equipment, net	550.7	86.5	48.4	—	685.6
Goodwill	982.1	180.5	121.7	—	1,284.3
Intangible assets, net	759.7	146.5	81.4	—	987.6
Total segment assets[2]	2,729.7	515.4	359.6	—	3,604.7
Additions to property, plant and equipment	87.0	20.8	6.2	—	114.0
______________________
1     Intersegment revenue between the Other category and the Europe reporting segment was $1.5 million for the year ended January 2, 2021.
2     Excludes intersegment receivables, investments and notes receivable.

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
We have limited customer concentration as no customer accounts for more than 10% of our net revenues.
Revenues are attributed to countries based on the location of the customer. Revenues generated from sales to external customers by geographic area were as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2022	January 1, 2022	January 2, 2021
United States	$1,620.5	$1,493.7	$1,429.6
United Kingdom	150.9	157.8	142.2
Canada	65.8	69.9	64.1
All other countries	377.9	351.9	317.6
Total	$2,215.1	$2,073.3	$1,953.5

Revenues by channel by reporting segment were as follows:

	For the Year Ended December 31, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations	Total
Revenue, net
Water Direct/Water Exchange	$1,242.8	$201.9	$46.0	$—	$1,490.7
Water Refill/Water Filtration	192.0	32.6	2.8	—	227.4
Other Water	73.8	1.6	76.4	—	151.8
Water Dispensers	70.5	—	—	—	70.5
Other	106.5	29.2	139.0	—	274.7
Total	$1,685.6	$265.3	$264.2	$—	$2,215.1

	For the Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations[1]	Total
Revenue, net
Water Direct/Water Exchange	$1,051.0	$182.4	$43.1	$—	$1,276.5
Water Refill/Water Filtration	180.5	32.3	0.6	—	213.4
Other Water	162.6	1.2	80.5	—	244.3
Water Dispensers	65.4	—	—	—	65.4
Other	103.4	31.7	139.6	(1.0)	273.7
Total	$1,562.9	$247.6	$263.8	$(1.0)	$2,073.3
______________________
1 Intersegment revenue between the Other category and the Europe reporting segment was $1.0 million for the year ended January 1, 2022.

	For the Year Ended January 2, 2021
(in millions of U.S. dollars)	North America	Europe	Other	Eliminations[1]	Total
Revenue, net
Water Direct/Water Exchange	$965.8	$177.6	$34.0	$—	$1,177.4
Water Refill/Water Filtration	175.1	29.3	—	—	204.4
Other Water	160.7	—	63.5	—	224.2
Water Dispensers	75.9	—	—	—	75.9
Other	115.7	33.6	123.8	(1.5)	271.6
Total	$1,493.2	$240.5	$221.3	$(1.5)	$1,953.5
______________________
1 Intersegment revenue between the Other category and the Europe reporting segment was $1.5 million for the year ended January 2, 2021.
Property, plant and equipment, net by geographic area as of December 31, 2022 and January 1, 2022 were as follows:

(in millions of U.S. dollars)	December 31, 2022	January 1, 2022
United States	$526.4	$533.2
United Kingdom	19.0	22.1
Canada	23.0	21.7
All other countries [1]	146.0	141.1
Total	$714.4	$718.1
______________________
1     No individual country is greater than 10% of total property, plant and equipment, net as of December 31, 2022 and January 1, 2022.

Note 12—Accounts Receivable, Net
The following table summarizes accounts receivable, net as of December 31, 2022 and January 1, 2022:

(in millions of U.S. dollars)	December 31, 2022	January 1, 2022
Trade receivables	$261.1	$261.9
Allowance for doubtful accounts	(20.6)	(20.8)
Other	18.1	20.5
Total	$258.6	$261.6

Note 13—Inventories
The following table summarizes inventories as of December 31, 2022 and January 1, 2022:

(in millions of U.S. dollars)	December 31, 2022	January 1, 2022
Raw materials	$68.5	$56.7
Finished goods	30.9	27.0
Resale items	11.1	9.1
Other	1.6	1.8
Total	$112.1	$94.6

Note 14—Property, Plant and Equipment, Net
The following table summarizes property, plant and equipment, net as of December 31, 2022 and January 1, 2022:

	December 31, 2022				January 1, 2022
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$80.3	$—	$80.3	$94.7	$—	$94.7
Buildings	10-40	97.5	39.0	58.5	94.9	37.1	57.8
Machinery and equipment	5-15	169.0	93.4	75.6	171.6	94.7	76.9
Plates, films and molds	1-10	2.0	1.3	0.7	2.0	1.2	0.8
Vehicles and transportation equipment	3-15	114.5	81.0	33.5	99.7	76.4	23.3
Leasehold improvements [1]		20.6	13.0	7.6	21.1	13.9	7.2
IT Systems	3-7	21.4	15.5	5.9	20.3	14.6	5.7
Furniture and fixtures	3-10	13.6	10.7	2.9	14.1	10.9	3.2
Customer equipment [2]	2-15	584.0	276.0	308.0	542.4	236.9	305.5
Returnable bottles [3]	1.5-5	135.0	74.5	60.5	111.6	59.0	52.6
Finance leases [4]		128.3	47.4	80.9	121.4	31.0	90.4
Total		$1,366.2	$651.8	$714.4	$1,293.8	$575.7	$718.1
______________________
1     Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.
2     Customer equipment consists of coolers, refill equipment, brewers, refrigerators, water purification devices and storage racks held on site at customer locations.
3     Returnable bottles are those bottles on site at customer locations.
4     Our recorded assets under finance leases relate to machinery and equipment, customer equipment, IT systems and vehicles and transportation equipment.

The amounts above include construction in progress of $8.4 million and $2.6 million for 2022 and 2021, respectively.
Depreciation expense, which includes depreciation recorded for assets under finance leases, for the year ended December 31, 2022 was $177.6 million (2021 - $155.5 million; 2020 - $138.8 million).

Note 15—Intangible Assets, Net
The following table summarizes intangible assets, net as of December 31, 2022 and January 1, 2022:

	December 31, 2022			January 1, 2022
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Trademarks	$437.2	$—	$437.2	$459.2	$—	$459.2
Intellectual Property	1.4	—	1.4	0.7	—	0.7
Total intangible assets not subject to amortization	$438.6	$—	$438.6	$459.9	$—	$459.9
Subject to amortization
Customer relationships	818.2	401.8	416.4	831.4	368.7	462.7
Patents	19.2	11.0	8.2	19.2	8.7	10.5
Software	80.3	58.9	21.4	72.2	48.5	23.7
Other	19.3	9.2	10.1	20.4	7.4	13.0
Total intangible assets subject to amortization	$937.0	$480.9	$456.1	$943.2	$433.3	$509.9
Total intangible assets	$1,375.6	$480.9	$894.7	$1,403.1	$433.3	$969.8

Amortization expense of intangible assets was $65.2 million during 2022 (2021 - $63.6 million; 2020 - $63.3 million).
The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(in millions of U.S. dollars)
2023	$57.1
2024	49.4
2025	41.4
2026	39.9
2027	34.0
Thereafter	234.3
Total	$456.1

Note 16—Accounts Payable and Accrued Liabilities
The following table summarizes accounts payable and accrued liabilities as of December 31, 2022 and January 1, 2022:

(in millions of U.S. dollars)	December 31, 2022	January 1, 2022
Trade payables	$163.7	$181.4
Accrued compensation	55.2	52.2
Accrued sales incentives	7.8	8.0
Accrued interest	9.0	9.3
Payroll, sales and other taxes	16.7	23.6
Accrued deposits	62.1	62.1
Insurance reserves	16.9	20.7
Other accrued liabilities	93.7	80.4
Total	$425.1	$437.7

Note 17—Debt
Our total debt as of December 31, 2022 and January 1, 2022 was as follows:

	December 31, 2022			January 1, 2022
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
3.875% senior notes due in 2028	$479.1	$5.6	$473.5	$509.6	$6.9	$502.7
4.375% senior notes due in 2029	750.0	8.6	741.4	750.0	10.0	740.0
Revolving Credit Facility	197.0	—	197.0	211.0	—	211.0
Short-term borrowings	15.3	—	15.3	11.1	—	11.1
Finance leases	84.0	—	84.0	92.8	—	92.8
Other debt financing	2.4	—	2.4	3.3	—	3.3
Total debt	$1,527.8	$14.2	$1,513.6	$1,577.8	$16.9	$1,560.9
Less: Short-term borrowings and current debt:
Revolving Credit Facility	$197.0	$—	$197.0	$211.0	$—	$211.0
Short-term borrowings	15.3	—	15.3	11.1	—	11.1
Finance leases - current maturities	16.8	—	16.8	17.0	—	17.0
Other debt financing	0.7	—	0.7	0.7	—	0.7
Total current debt	$229.8	$—	$229.8	$239.8	$—	$239.8
Total long-term debt	$1,298.0	$14.2	$1,283.8	$1,338.0	$16.9	$1,321.1

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long-Term Debt (including current)
2023	$229.8
2024	16.4
2025	16.3
2026	13.1
2027	7.0
Thereafter	1,245.2
$1,527.8

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
Initial borrowings under the Revolving Credit Facility were used to refinance in full and terminate our previously existing asset-based lending credit facility (“ABL facility”). Certain letters of credit outstanding under the ABL Facility were rolled over under the Revolving Credit Facility. We incurred approximately $3.4 million of financing fees in connection with the Revolving Credit Facility. The Revolving Credit Facility was considered to be a modification of the ABL facility under GAAP. These new financing fees along with $1.8 million of unamortized deferred costs of the ABL facility are being amortized using the straight-line method over the duration of the Revolving Credit Facility.
As of December 31, 2022, the outstanding borrowings under the Revolving Credit Facility were $197.0 million and were recorded in short-term borrowings on the Consolidated Balance Sheet. Outstanding letters of credit totaled $46.6 million resulting in total utilization under the Revolving Credit Facility of $243.6 million. Accordingly, unused availability under the Revolving Credit Facility as of December 31, 2022 amounted to $106.4 million.
The weighted average effective interest rate at December 31, 2022 and January 1, 2022 on the Revolving Credit Facility outstanding borrowings was 5.9% and 2.4%, respectively. The effective interest rates are based on our aggregate availability.
As of December 31, 2022, borrowings under the Credit Agreement bore interest at a rate per annum equal to either: (a) a euro currency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the euro currency rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin. The applicable margin for euro currency rate loans ranges from 137.5 to 200 basis points and the applicable margin for base rate loans ranges from 37.5 to 100 basis points, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 20 to 30 basis points per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.
On January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on SOFR. A copy of the Second Libor Transition Amendment is attached hereto as Exhibit 10.3.

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
3.875% Senior Notes due in 2028
On October 22, 2020, we issued €450.0 million ($479.1 million at exchange rates in effect on December 31, 2022) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility, the €450.0 million of 5.500% senior notes due July 1, 2024 (“2024 Notes”) and the 2025 Notes. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021.
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
We incurred $11.7 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees were amortized using the effective interest method over a period of eight years, which represents the term to maturity of the 2025 Notes.
On April 30, 2021, we used the proceeds of the 2029 Notes, along with available cash on hand, to redeem in full the 2025 Notes. The redemption of the 2025 Notes included $20.6 million in premium payments, accrued interest of $3.6 million, and the write-off of $6.6 million in deferred financing fees.

Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 31, 2022, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
Revolving Credit Facility
The Credit Agreement has two financial covenants, a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which the Company consummates a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. The Company was in compliance with these financial covenants as of December 31, 2022.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. The Company was in compliance with all covenants as of December 31, 2022.

Note 18—Retirement Plans
The Company maintains certain defined contribution (“DC”) retirement plans covering qualifying employees. The total expense with respect to these DC plans was $7.0 million for the year ended December 31, 2022 (2021—$6.3 million; 2020—$6.0 million).
The Company also maintains several defined benefit (“DB”) plans acquired as a part of acquisitions covering certain U.S. and non-U.S. employees, referred to as the U.S. and International Plans, respectively. Retirement benefits are based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law.
Our U.S. Plan is closed to new participants and is frozen. Effective as of December 31, 2021, our U.S. Plan was terminated. In accordance with the amended plan documents, we anticipate making distributions for all plan participants (either directly to the participant or to an insurance company depending upon their optional payment election) and expect to distribute all plan assets in fiscal year 2023.
The Company uses a December 31, 2022 measurement date for all DB plans.

Obligations and Funded Status
The following table summarizes the change in the projected benefit obligation, change in plan assets and unfunded status of the DB plans as of December 31, 2022 and January 1, 2022:

	December 31, 2022
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$9.4	$13.9	$23.3
Service cost	—	0.9	0.9
Interest cost	0.1	0.1	0.2
Plan participant contributions	—	0.2	0.2
Benefit payments	(0.6)	(0.9)	(1.5)
Actuarial gains	(1.6)	(3.2)	(4.8)
Translation gains	—	(0.9)	(0.9)
Projected benefit obligation at end of year	$7.3	$10.1	$17.4
Change in Plan Assets
Plan assets beginning of year	$9.2	$6.2	$15.4
Employer contributions	—	0.3	0.3
Plan participant contributions	—	0.2	0.2
Benefit payments	(0.6)	(0.6)	(1.2)
Expected return on plan assets	—	0.1	0.1
Actual return on plan assets	(1.5)	—	(1.5)
Translation losses	—	(0.2)	(0.2)
Fair value at end of year	$7.1	$6.0	$13.1
Funded Status of Plan
Projected benefit obligation	$(7.3)	$(10.1)	$(17.4)
Fair value of plan assets	7.1	6.0	13.1
Unfunded status	$(0.2)	$(4.1)	$(4.3)

	January 1, 2022
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$9.5	$13.4	$22.9
Service cost	—	0.8	0.8
Interest cost	0.2	0.1	0.3
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(1.2)	(1.6)
Actuarial losses	0.1	0.6	0.7
Translation gains	—	(0.1)	(0.1)
Projected benefit obligation at end of year	$9.4	$13.9	$23.3
Change in Plan Assets
Plan assets beginning of year	$9.1	$6.0	$15.1
Employer contributions	0.2	0.4	0.6
Plan participant contributions	—	0.3	0.3
Benefit payments	(0.4)	(0.7)	(1.1)
Actuarial gains	—	0.2	0.2
Expected return on plan assets	—	0.1	0.1
Actual return on plan assets	0.3	—	0.3
Translation losses	—	(0.1)	(0.1)
Fair value at end of year	$9.2	$6.2	$15.4
Funded Status of Plan
Projected benefit obligation	$(9.4)	$(13.9)	$(23.3)
Fair value of plan assets	9.2	6.2	15.4
Unfunded status	$(0.2)	$(7.7)	$(7.9)

The accumulated benefit obligation for the U.S. Plans equaled $7.3 million and $9.4 million at the end of 2022 and 2021, respectively. The accumulated benefit obligation for the International Plans equaled $10.1 million and $13.9 million at the end of 2022 and 2021, respectively.
Periodic Pension Costs
The components of net periodic pension cost were as follows:

	December 31, 2022
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$0.9	$0.9
Interest cost	0.1	0.1	0.2
Expected return on plan assets	(0.1)	(0.1)	(0.2)
Net periodic pension cost	$—	$0.9	$0.9

	January 1, 2022
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$0.8	$0.8
Interest cost	0.2	0.1	0.3
Expected return on plan assets	(0.2)	(0.1)	(0.3)
Net periodic pension cost	$—	$0.8	$0.8

	January 2, 2021
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$1.0	$1.0
Interest cost	0.3	0.1	0.4
Expected return on plan assets	(0.5)	(0.1)	(0.6)
Curtailment gain	—	(0.3)	(0.3)
Net periodic pension (benefit) cost	$(0.2)	$0.7	$0.5

Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive (loss) income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	December 31, 2022
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial (loss) income	$(0.6)	$1.8	$1.2
Total accumulated other comprehensive (loss) income	$(0.6)	$1.8	$1.2

	January 1, 2022
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(0.6)	$(1.1)	$(1.7)
Total accumulated other comprehensive loss	$(0.6)	$(1.1)	$(1.7)

	January 2, 2021
(in millions of U.S. dollars)	U.S.	International	Total
Unrecognized net actuarial loss	$(0.4)	$(0.7)	$(1.1)
Total accumulated other comprehensive loss	$(0.4)	$(0.7)	$(1.1)

Actuarial Assumptions
The following table summarizes the weighted average actuarial assumptions used to determine the projected benefit obligation:

	For the Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
U.S. Plans
Discount rate	4.9%	2.5%	2.0%
Expected long-term rate of return on plan assets	1.0%	2.0%	6.3%
International Plans
Discount rate	4.5%	1.8%	1.3%
Expected long-term rate of return on plan assets	2.3%	2.0%	2.1%
Rate of compensation increase	2.7%	1.8%	1.2%
CPI Inflation factor	—%	0.1%	0.1%

The following table summarizes the weighted average actuarial assumptions used to determine net periodic benefit cost:

	For the Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
U.S. Plans
Discount rate	1.0%	2.0%	3.0%
Expected long-term rate of return on plan assets	1.0%	2.0%	6.3%
International Plans
Discount rate	4.5%	1.8%	1.3%
Expected long-term rate of return on plan assets	2.3%	2.0%	2.1%
Inflation factor	—%	0.1%	0.1%

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
Asset Mix
Our DB plans weighted-average asset allocations by asset category were as follows:

	December 31, 2022	January 1, 2022
U.S. Plans
Cash and cash equivalents	100.0%	—%
Fixed income investments	—%	100.0%
International Plans
Cash and cash equivalents	3.6%	—%
Equity securities	28.6%	57.5%
Fixed income investments	57.1%	32.4%
Real estate	10.7%	10.1%

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
In connection with termination of the U.S. Plan, the U.S. Plan assets were 100% allocated to cash and cash equivalents.
The target allocation percentages for the International Plans’ assets range between 20% to 60% in equity securities, 30% to 80% in fixed income investments, 0% to 30% in real estate and 0% to 15% in alternative investments. None of our equity or debt securities are included in plan assets.

Cash Flows
We expect to contribute $0.4 million to the DB plans during the 2023 fiscal year.
The following benefit payments are expected to be paid in the periods indicated below:

(in millions of U.S. dollars)	U.S.	International	Total
Expected benefit payments
FY 2023	$7.3	$1.1	$8.4
FY 2024	—	0.6	0.6
FY 2025	—	0.6	0.6
FY 2026	—	0.6	0.6
FY 2027	—	0.4	0.4
FY 2028 through FY 2032	—	2.2	2.2

The fair values of the Company’s U.S. Plan assets are measured daily at their net asset value and valued at $7.1 million and $9.2 million at December 31, 2022 and January 1, 2022, respectively.
The fair values of the Company’s International Plan assets at December 31, 2022 and January 1, 2022 were as follows:

	December 31, 2022
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$0.2	$—	$—
Mutual funds:
Non-U.S. equity securities	1.8	—	—
Fixed income:
Non-U.S. bonds	1.7	—	—
Insurance contract	—	1.7	—
Real estate:
Real estate	—	0.6	—
Total	$3.7	$2.3	$—

	January 1, 2022
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Mutual funds:
Non-U.S. equity securities	$1.9	$—	$—
Fixed income:
Non-U.S. bonds	1.7	—	—
Insurance contract	—	2.0	—
Real estate:
Real estate	—	0.6	—
Total	$3.6	$2.6	$—

Note 19—Consolidated Accumulated Other Comprehensive (Loss) Income
Changes in consolidated accumulated other comprehensive (loss) income (“AOCI”) by component for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance December 28, 2019	$11.2	$(1.0)	$(78.7)	$(68.5)
OCI before reclassifications	(8.7)	(0.1)	(6.9)	(15.7)
Amounts reclassified from AOCI	(2.5)	—	—	(2.5)
Net current-period OCI	(11.2)	(0.1)	(6.9)	(18.2)
Balance January 2, 2021	$—	$(1.1)	$(85.6)	$(86.7)
OCI before reclassifications	—	(0.6)	18.2	17.6
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	(0.6)	18.2	17.6
Balance January 1, 2022	$—	$(1.7)	$(67.4)	$(69.1)
OCI before reclassifications	—	2.9	(15.7)	(12.8)
Amounts reclassified from AOCI	—	—	(0.3)	(0.3)
Net current-period OCI	—	2.9	(16.0)	(13.1)
Balance December 31, 2022	$—	$1.2	$(83.4)	$(82.2)
______________________
1     All amounts are net of tax. Amounts in parentheses indicate debits.
The following table summarizes the amounts reclassified from AOCI to total net income (loss) for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:

(in millions of U.S. dollars)	For the Year Ended			Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components [1]	December 31, 2022	January 1, 2022	January 2, 2021
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$—	$—	$0.1	Cost of sales
Commodity hedges [2]	$—	$—	$2.4	Gain on sale of discontinued operations
	$—	$—	$2.5	Total before taxes
	—	—	—	Tax (expense) or benefit
	$—	$—	$2.5	Net of tax
Foreign currency translation adjustments	$0.3	$—	$—	Impairment charges
Total reclassifications for the period	$0.3	$—	$2.5	Net of tax
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

We had $46.6 million in standby letters of credit outstanding as of December 31, 2022 ($59.4 million—January 1, 2022; $50.6 million—January 2, 2021).
We have future purchase obligations of $11.9 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
Guarantees
After the Traditional Business Divestiture, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in this business. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $13.5 million as of December 31, 2022 was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of December 31, 2022 and January 1, 2022 were as follows:

	December 31, 2022		January 1, 2022
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$473.5	$418.7	$502.7	$516.2
4.375% senior notes due in 2029[1,2]	741.4	642.2	740.0	735.8
Total	$1,214.9	$1,060.9	$1,242.7	$1,252.0
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2     Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of December 31, 2022 and January 1, 2022 (see Note 17 to the Consolidated Financial Statements).

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
During the second quarter of 2022, the assets held for sale of our business in Russia were measured at the lower of carrying value or fair value less costs to sell as discussed in more detail in Note 1—Summary of Significant Accounting Policies. The Company's measurement of fair value less costs to sell was based on the total consideration expected to be received by the Company as outlined in the disposition agreement which is a Level 2 input.
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

Note 22—Subsequent Events
On February 22, 2023, the Board of Directors declared a dividend of $0.08 per common share, payable in cash on March 27, 2023 to shareholders of record at the close of business on March 10, 2023.
On January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on SOFR. A copy of the Second Libor Transition Amendment is attached hereto as Exhibit 10.3. We are currently assessing the impact on our Consolidated Financial Statements and do not expect a material impact at this time.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year Ended December 31, 2022
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(20.8)	$0.1	$(21.6)	$0.9	$20.8	$(20.6)
Inventories	(1.5)	—	(0.1)	0.1	0.5	(1.0)
Deferred tax assets	(164.7)	—	(11.1)	6.4	—	(169.4)
	$(187.0)	$0.1	$(32.8)	$7.4	$21.3	$(191.0)

(in millions of U.S. dollars)	Year Ended January 1, 2022
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(20.7)	$—	$(10.7)	$0.1	$10.5	$(20.8)
Inventories	(1.8)	—	(0.4)	0.1	0.6	(1.5)
Deferred tax assets	(156.5)	—	(9.6)	1.4	—	(164.7)
	$(179.0)	$—	$(20.7)	$1.6	$11.1	$(187.0)

(in millions of U.S. dollars)	Year Ended January 2, 2021
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(8.8)	$0.1	$(13.4)	$(4.0)	$5.4	$(20.7)
Inventories	(1.2)	—	(0.6)	—	—	(1.8)
Deferred tax assets	(120.3)	—	(28.5)	(7.7)	—	(156.5)
	$(130.3)	$0.1	$(42.5)	$(11.7)	$5.4	$(179.0)
______________________
1     Deductions primarily represent uncollectible accounts written off.