Form 10-Q
period 2023-04-01
Primo Water Corp /CN/
filed 2023-05-05
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 1, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2023
Common Shares, no par value per share	159,134,534

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended
	April 1, 2023	April 2, 2022
Revenue, net	$546.5	$526.1
Cost of sales	218.2	226.5
Gross profit	328.3	299.6
Selling, general and administrative expenses	303.5	278.3
Loss on disposal of property, plant and equipment, net	1.3	1.7
Acquisition and integration expenses	2.0	4.3
Operating income	21.5	15.3
Other (income) expense, net	(6.3)	2.7
Interest expense, net	18.8	16.9
Income (loss) before income taxes	9.0	(4.3)
Income tax expense	3.2	2.4
Net income (loss)	$5.8	$(6.7)

Net income (loss) per common share
Basic	$0.04	$(0.04)
Diluted	$0.04	$(0.04)
Weighted average common shares outstanding (in thousands)
Basic	159,726	160,928
Diluted	160,781	160,928

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	April 1, 2023	April 2, 2022
Net income (loss)	$5.8	$(6.7)
Other comprehensive loss:
Currency translation adjustment	(6.6)	(0.1)
Comprehensive loss	$(0.8)	$(6.8)

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	April 1, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$96.5	$122.6
Accounts receivable, net of allowance of $21.1 ($20.6 as of December 31, 2022)	263.3	258.6
Inventories	104.3	112.1
Prepaid expenses and other current assets	52.1	44.7
Total current assets	516.2	538.0
Property, plant and equipment, net	723.4	714.4
Operating lease right-of-use-assets	194.0	198.6
Goodwill	1,297.8	1,293.0
Intangible assets, net	887.9	894.7
Other long-term assets, net	27.3	28.3
Total assets	$3,646.6	$3,667.0
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$245.9	$212.3
Current maturities of long-term debt	16.8	17.5
Accounts payable and accrued liabilities	391.6	425.1
Current operating lease obligations	34.4	35.7
Total current liabilities	688.7	690.6
Long-term debt	1,292.2	1,283.8
Operating lease obligations	170.6	174.5
Deferred tax liabilities	171.5	170.0
Other long-term liabilities	67.1	65.2
Total liabilities	2,390.1	2,384.1
Shareholders' Equity
Common shares, no par value - 159,260,862 (December 31, 2022 - 159,752,299) shares issued	1,283.3	1,283.2
Additional paid-in-capital	86.2	91.3
Accumulated deficit	(24.2)	(9.4)
Accumulated other comprehensive loss	(88.8)	(82.2)
Total shareholders' equity	1,256.5	1,282.9
Total liabilities and shareholders' equity	$3,646.6	$3,667.0

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income (loss)	$5.8	$(6.7)

Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	62.4	61.2
Amortization of financing fees	0.8	0.9
Share-based compensation expense	2.3	3.3
Provision for deferred income taxes	0.8	1.6
Gain on sale of business	—	(0.4)
Loss on disposal of property, plant and equipment, net	1.3	1.7
Other non-cash items	(6.7)	2.1
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2.9)	(11.9)
Inventories	2.1	(11.1)
Prepaid expenses and other current assets	(4.9)	(6.2)
Other assets	(0.1)	(0.7)
Accounts payable and accrued liabilities and other liabilities	(26.6)	(10.2)
Net cash provided by operating activities	34.3	23.6
Cash flows from investing activities:
Acquisitions, net of cash received	(7.5)	(0.3)
Additions to property, plant and equipment	(53.7)	(38.6)
Additions to intangible assets	(2.7)	(2.5)
Proceeds from sale of property, plant and equipment	0.2	0.4
Other investing activities	2.2	0.5
Net cash used in investing activities	(61.5)	(40.5)

Cash flows from financing activities:
Payments of long-term debt	(5.0)	(4.5)
Proceeds from short-term borrowings	61.0	—
Payments on short-term borrowings	(33.2)	—
Issuance of common shares	4.3	1.2
Common shares repurchased and canceled	(19.3)	(1.8)
Dividends paid to common shareholders	(12.8)	(11.3)
Payment of deferred consideration for acquisitions	(0.8)	(0.1)
Other financing activities	6.1	3.9
Net cash provided by (used in) financing activities	0.3	(12.6)
Effect of exchange rate changes on cash	0.8	(0.9)
Net decrease in cash, cash equivalents and restricted cash	(26.1)	(30.4)
Cash and cash equivalents and restricted cash, beginning of period	122.6	128.4
Cash and cash equivalents and restricted cash, end of period	$96.5	$98.0
Supplemental Non-cash Investing and Financing Activities:
Dividends payable issued through accounts payable and accrued liabilities	$0.2	$0.2
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	20.7	24.2
Financing lease right-of-use assets obtained in exchange for lease obligations	1.6	2.7
Operating lease right-of-use assets obtained in exchange for lease obligations	5.6	5.5
Inventory transfer to property, plant and equipment	6.9	—
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5.3	$3.5
Cash paid for income taxes, net	1.2	1.0
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2022	160,732	$1,286.9	$85.9	$16.4	$(69.1)	$1,320.1
Net loss	—	—	—	(6.7)	—	(6.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Common shares dividends ($0.07 per common share)	—	—	—	(11.5)	—	(11.5)
Share-based compensation	—	—	3.3	—	—	3.3
Common shares repurchased and canceled	(114)	(1.8)	—	—	—	(1.8)
Common shares issued - Equity Incentive Plan	432	6.1	(5.3)	—	—	0.8
Common shares issued - Employee Stock Purchase Plan	25	0.4	—	—	—	0.4
Balance at April 2, 2022	161,075	$1,291.6	$83.9	$(1.8)	$(69.2)	$1,304.5

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2022	159,752	$1,283.2	$91.3	$(9.4)	$(82.2)	$1,282.9
Net income	—	—	—	5.8	—	5.8
Other comprehensive loss, net of tax	—	—	—	—	(6.6)	(6.6)
Common shares dividends ($0.08 per common share)	—	—	—	(12.9)	—	(12.9)
Share-based compensation	—	—	2.3	—	—	2.3
Common shares repurchased and canceled	(1,278)	(11.6)	—	(7.7)	—	(19.3)
Common shares issued - Equity Incentive Plan	760	11.3	(7.4)	—	—	3.9
Common shares issued - Employee Stock Purchase Plan	27	0.4	—	—	—	0.4
Balance at April 1, 2023	159,261	$1,283.3	$86.2	$(24.2)	$(88.8)	$1,256.5
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited

Note 1—Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporate,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading pure-play water solutions provider in North America and Europe and generated approximately $2.2 billion in annual revenue in 2022. Primo operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 10,000 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water machines. Primo also offers water filtration units across its 21-country footprint.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our European operations have maintained carbon neutrality for more than eleven years, and our U.S. operations achieved carbon neutral certification in 2020 under the CarbonNeutral Protocol, an international standard administered by Climate Impact Partners. In 2021, the Company achieved carbon neutrality on a global basis. In late 2021, Primo announced its planned exit from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category is estimated to reduce single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins. The exit was completed during the second quarter of 2022.
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia, which was completed during the third quarter of 2022.
Basis of Presentation
The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of December 31, 2022 included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in our 2022 Annual Report. The accounting policies used in these interim Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.
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
Significant Accounting Policies
Included in Note 1 of our 2022 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our branch locations to the end-user consumer of those products are recorded in selling, general and administrative ("SG&A") expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $140.2 million and $127.3 million for the three months ended April 1, 2023 and April 2, 2022, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Recently adopted accounting pronouncements
Update ASU 2020-04 – Reference Rate Reform (Topic 848)
In March 2020, the FASB issued guidance which provides expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or any other reference rates expected to be discontinued because of reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022 (updated to December 31, 2024 by the December 2022 issuance of Accounting Standards Update ("ASU") 2022-06) and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. We elected to apply the debt agreement expedient and therefore will account for debt agreement amendments as if the modification was not substantial and thus a continuation of the existing contract. Effective January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which transitioned the credit agreement from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The amendment did not have a material impact on our Consolidated Financial Statements.
Update ASU 2021-08- Business Combinations (Topic 805)
In October 2021, the FASB issued guidance that requires entities to use principles in ASC 606 to recognize and measure contract assets and liabilities in revenue contracts acquired in a business combination rather than fair value. For public entities, this guidance is effective for fiscal years beginning after December 15, 2022 for annual and interim periods. Early adoption is permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

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
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $5.8 million and $7.8 million on April 1, 2023 and December 31, 2022, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at April 1, 2023 and December 31, 2022 were $16.9 million and $11.5 million, respectively. The amount of revenue recognized in the three months ended April 1, 2023 that was included in the December 31, 2022 deferred revenue balance was $8.3 million.
The Company does not have any material contract assets as of April 1, 2023 and December 31, 2022.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	April 1, 2023	April 2, 2022
United States	$396.8	$381.8
United Kingdom	39.1	41.4
Canada	15.7	15.4
All other countries	94.9	87.5
Total	$546.5	$526.1

Note 3—Income Taxes
Income tax expense was $3.2 million on pre-tax income of $9.0 million for the three months ended April 1, 2023, as compared to income tax expense of $2.4 million on pre-tax loss of $4.3 million in the comparable prior year period. The effective income tax rate for the three months ended April 1, 2023 was 35.6%, compared to (55.8)% in the comparable prior year period.
The effective tax rate for the three months ended April 1, 2023 varied from the effective tax rate in the comparable prior year period due to increased income related primarily to foreign exchange gains in tax jurisdictions for which no tax expense is recognized due to existing valuation allowances.
The effective tax rate for the three months ended April 1, 2023 varied from applicable statutory tax rates primarily due to losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
Note 4—Common Shares and Net Income (Loss) per Common Share
Common Shares
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period commencing on August 15, 2022. For the three months ended April 1, 2023, we repurchased 1,112,514 common shares for approximately $16.6 million through open market transactions under the repurchase plan.
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period, which expired on May 10, 2022. There were no shares repurchased under the plan during the three months ended April 2, 2022.
Shares purchased under these repurchase plans were subsequently canceled.
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

	For the Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Weighted average common shares outstanding - basic	159,726	160,928
Dilutive effect of Stock Options	367	—
Dilutive effect of Performance-based RSUs	205	—
Dilutive effect of Time-based RSUs	483	—
Weighted average common shares outstanding - diluted	160,781	160,928
The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Stock Options	1,396	4,715
Performance-based RSUs [1]	1,230	1,201
Time-based RSUs [2]	—	887
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of performance targets for these awards.
2     Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.

Note 5—Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, self-service refill drinking water, filtration units, premium spring, sparkling and flavored essence water, mineral water, and coffee.
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

(in millions of U.S. dollars)	North America	Europe	Other	Total
For the Three Months Ended April 1, 2023
Revenue, net	$412.3	$69.4	$64.8	$546.5
Depreciation and amortization	46.8	9.6	6.0	62.4
Operating income (loss)	34.7	2.9	(16.1)	21.5
Additions to property, plant and equipment	42.1	6.5	5.1	53.7

(in millions of U.S. dollars)	North America	Europe	Other	Total
For the Three Months Ended April 2, 2022
Revenue, net	$397.1	$64.3	$64.7	$526.1
Depreciation and amortization	45.3	9.8	6.1	61.2
Operating income (loss)	28.3	(3.6)	(9.4)	15.3
Additions to property, plant and equipment	26.6	6.2	5.8	38.6
Revenues by channel by reporting segment were as follows:

	For the Three Months Ended April 1, 2023
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$312.4	$53.0	$10.4	$375.8
Water Refill/Water Filtration	52.2	8.8	0.6	61.6
Other Water	11.3	0.2	15.7	27.2
Water Dispensers	12.7	0.1	—	12.8
Other	23.7	7.3	38.1	69.1
Total	$412.3	$69.4	$64.8	$546.5

	For the Three Months Ended April 2, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$278.3	$48.2	$10.8	$337.3
Water Refill/Water Filtration	42.2	8.2	0.5	50.9
Other Water	34.0	0.4	16.0	50.4
Water Dispensers	14.2	—	—	14.2
Other	28.4	7.5	37.4	73.3
Total	$397.1	$64.3	$64.7	$526.1

Note 6—Inventories
The following table summarizes inventories as of April 1, 2023 and December 31, 2022:

(in millions of U.S. dollars)	April 1, 2023	December 31, 2022
Raw materials	$58.2	$68.5
Finished goods	32.8	30.9
Resale items	11.5	11.1
Other	1.8	1.6
Total	$104.3	$112.1
Note 7—Debt
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
Initial borrowings under the Revolving Credit Facility were used to refinance in full and terminate our previously existing asset-based lending credit facility (“ABL facility”). Certain letters of credit outstanding under the ABL Facility were rolled over under the Revolving Credit Facility. We incurred approximately $3.4 million of financing fees in connection with the Revolving Credit Facility. The Revolving Credit Facility was considered to be a modification of the ABL facility under GAAP. These new financing fees along with $1.8 million of unamortized deferred costs of the ABL facility are being amortized using the straight-line method over the duration of the Revolving Credit Facility.
As of April 1, 2023, the outstanding borrowings under the Revolving Credit Facility were $224.8 million and were recorded in short-term borrowings on the Consolidated Balance Sheet. Outstanding letters of credit totaled $56.6 million resulting in total utilization under the Revolving Credit Facility of $281.4 million. Accordingly, unused availability under the Revolving Credit Facility as of April 1, 2023 amounted to $68.6 million.
On January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on SOFR. As of April 1, 2023, borrowings under the Credit Agreement bore interest at a rate per annum equal to either: (a) a euro currency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a term SOFR rate, as determined under the Credit Agreement, plus the applicable margin, (c) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the term SOFR rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin, or (d) an alternative currency daily or term rate, as determined under the Credit Agreement, plus the applicable margin. The applicable margin for euro currency, term SOFR, and alternative currency rate loans ranges from 1.375% to 2.000% and the applicable margin for base rate loans ranges from 0.375% to 1.000%, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 0.20% to 0.30% per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.
The weighted average effective interest rate at April 1, 2023 and December 31, 2022 on the Revolving Credit Facility outstanding borrowings was 6.4% and 5.9%, respectively. The effective interest rates are based on our aggregate availability.

Note 8—Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three months ended April 1, 2023 and April 2, 2022 were as follows:

(in millions of U.S. dollars) [1]	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance January 1, 2022	$(1.7)	$(67.4)	$(69.1)
OCI before reclassifications	—	(0.1)	(0.1)
Ending balance April 2, 2022	$(1.7)	$(67.5)	$(69.2)

Beginning balance December 31, 2022	$1.2	$(83.4)	$(82.2)
OCI before reclassifications	—	(6.6)	(6.6)
Ending balance April 1, 2023	$1.2	$(90.0)	$(88.8)
______________________
1     All amounts are net of tax. Amounts in parentheses indicate debits.
There were no amounts reclassified from AOCI for the three months ended April 1, 2023 and April 2, 2022, respectively.
Note 9—Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
We had $56.6 million in standby letters of credit outstanding as of April 1, 2023 ($46.6 million as of December 31, 2022).
Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $12.8 million as of April 1, 2023, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.
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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings, and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of April 1, 2023 and December 31, 2022 were as follows:

	April 1, 2023		December 31, 2022
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$484.0	$421.4	$473.5	$418.7
4.375% senior notes due in 2029 [1,2]	741.7	653.4	741.4	642.2
Total	$1,225.7	$1,074.8	$1,214.9	$1,060.9
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2    Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of April 1, 2023 and December 31, 2022.
Note 11—Subsequent Events
On May 3, 2023, our Board of Directors declared a dividend of $0.08 per share on common shares, payable in cash on June 14, 2023, to shareowners of record at the close of business on June 2, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A in our 2022 Annual Report. As used herein, “Primo,” “the Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
Overview
Primo is a leading pure-play water solutions provider in North America and Europe. Primo operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 10,000 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water machines. Primo also offers water filtration units across its 21-country footprint.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America as well as with Watercoolers Europe, which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our European operations have maintained carbon neutrality for more than eleven years, and our U.S. operations achieved carbon neutral certification in 2020 under the CarbonNeutral Protocol, an international standard administered by Climate Impact Partners. In 2021, the Company achieved carbon neutrality on a global basis. In late 2021, we announced our planned exit from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category is estimated to reduce single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins. The exit was completed during the second quarter of 2022.
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
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia, which was completed during the third quarter of 2022. Separately, we reviewed our reporting segments, and following such review, certain of our businesses previously included in the Rest of World segment (now renamed "Europe") were realigned between the Europe reporting segment and the Other category. Our two reporting segments are as follows: North America (which includes our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and Legacy Primo businesses) and Europe (which includes the European business of Eden Springs Netherlands B.V. (“Eden Europe”), Decantae Mineral Water Limited (“Decantae”) and Fonthill Waters Ltd ("Fonthill") businesses). The Other category includes the Israel business of Eden ("Eden Israel"), Aimia Foods Limited (“Aimia”) and John Farrer & Company Limited (“Farrers”) businesses, as well as our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.

Impact of General Economic Conditions
Our global operations expose us to risks associated with disruptions to global supply chains, labor shortages, inflation and the ongoing Russia/Ukraine war which are likely to continue to create challenging economic conditions for our business, through increased costs, increased employee attrition and vacancies, lower consumer spending or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows.
Divestiture, Acquisition and Financing Transactions
On January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on the Secured Overnight Financing Rate ("SOFR"). See Note 7 - Debt to the Consolidated Financial Statements for more details.
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
The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A “Risk Factors” and elsewhere in our 2022 Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.
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
•currency fluctuations that adversely affect exchanges between currencies, including the U.S. dollar, the British pound sterling, the Euro, the Canadian dollar and other currencies;
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
•our ability to adequately address the challenges and risks associated with our international operations and address difficulties in complying with complex and overlapping laws and regulations;
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
We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) before interest expense, net, expense (benefit) for income taxes and depreciation, and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors, and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, COVID-19 costs, impairment charges, foreign exchange and other (gains) losses, net, loss on disposal of property, plant and equipment, net, loss on extinguishment of long-term debt, (gain) loss on sale of business, (gain) loss on sale of property, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material charges.
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
Summary Financial Results
Net income for the three months ended April 1, 2023 (the “first quarter”) was $5.8 million, or $0.04 per diluted common share, compared with net loss of $6.7 million, or $0.04 per diluted common share, for the three months ended April 2, 2022, respectively.
The following items of significance affected our financial results for the first three months of 2023:

•Net revenue increased $20.4 million, or 3.9%, to $546.5 million from the prior year period due primarily to increased demand for products and services from residential and business customers of $17.0 million and pricing initiatives of $51.2 million, partially offset by the exit from the single-use retail bottled water business in North America of $26.6 million, the sale of the Russia business of $2.8 million, and the impact of unfavorable foreign exchange rates of $12.1 million;
•Gross profit increased to $328.3 million from $299.6 million in the prior year period. Gross profit as a percentage of net revenue was 60.1% compared to 56.9% in the prior year period. The 320 basis point increase is due primarily to increased demand and pricing initiatives and the exit from the single-use retail bottled water business in North America, partially offset by the impact of unfavorable foreign exchange rates;
•SG&A expenses increased to $303.5 million from $278.3 million in the prior year period due primarily to higher selling and operating costs supporting volume and revenue growth related primarily to labor and transportation cost increases, which increased by $11.7 million and $4.6 million, respectively, from the prior year period, and professional fee increases of $2.2 million, partially offset by the favorable impact of foreign exchange rates of $4.1 million. SG&A expenses as a percentage of net revenue was 55.5% compared to 52.9% in the prior year period;
•Acquisition and integration expenses decreased to $2.0 million from $4.3 million in the prior year period due primarily to lower ongoing integration costs incurred in connection with the acquisition of Primo Water Corporation ("Legacy Primo" and such transaction, the "Legacy Primo Acquisition") and lower costs associated with tuck-in acquisitions compared to the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.4% compared to 0.8% in the prior year period;
•Other income, net was $6.3 million compared to other expense, net of $2.7 million in the prior year period due primarily to unrealized foreign exchange gains in the current year period compared to unrealized foreign exchange losses in the prior year period;
•Income tax expense was $3.2 million on pre-tax income of $9.0 million compared to income tax expense of $2.4 million on pre-tax loss of $4.3 million in the prior year period due to increased income related primarily to foreign exchange gains in tax jurisdictions for which no tax expense is recognized due to existing valuation allowances;

•Adjusted EBITDA increased to $94.9 million compared to $87.9 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities was $34.3 million compared to $23.6 million in the prior year period. The $10.7 million increase was due primarily to improved earnings, excluding non-cash charges, and a decrease in cash used for working capital relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended April 1, 2023 and April 2, 2022:

	For the Three Months Ended
	April 1, 2023		April 2, 2022
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	546.5	100.0	526.1	100.0
Cost of sales	218.2	39.9	226.5	43.1
Gross profit	328.3	60.1	299.6	56.9
Selling, general and administrative expenses	303.5	55.5	278.3	52.9
Loss on disposal of property, plant and equipment, net	1.3	0.2	1.7	0.3
Acquisition and integration expenses	2.0	0.4	4.3	0.8
Operating income	21.5	3.9	15.3	2.9
Other (income) expense, net	(6.3)	(1.2)	2.7	0.5
Interest expense, net	18.8	3.4	16.9	3.2
Income (loss) before income taxes	9.0	1.6	(4.3)	(0.8)
Income tax expense	3.2	0.6	2.4	0.5
Net income (loss)	5.8	1.1	(6.7)	(1.3)
Depreciation & amortization	62.4	11.4	61.2	11.6

The following table summarizes the change in revenue by reporting segment for the three months ended April 1, 2023:

	For the Three Months Ended April 1, 2023
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Total
Change in revenue	$15.2	$5.1	$0.1	$20.4
Impact of foreign exchange [1]	1.1	4.2	6.8	12.1
Change excluding foreign exchange	$16.3	$9.3	$6.9	$32.5
Percentage change in revenue	3.8%	7.9%	0.2%	3.9%
Percentage change in revenue excluding foreign exchange	4.1%	14.5%	10.7%	6.2%
______________________
1     Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following table summarizes the change in gross profit by reporting segment for the three months ended April 1, 2023:

	For the Three Months Ended April 1, 2023
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Total
Change in gross profit	$26.8	$3.7	$(1.8)	$28.7
Impact of foreign exchange [1]	0.7	2.7	2.2	5.6
Change excluding foreign exchange	$27.5	$6.4	$0.4	$34.3
Percentage change in gross profit	11.6%	8.4%	(7.6)%	9.6%
Percentage change in gross profit excluding foreign exchange	11.9%	14.6%	1.7%	11.4%
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

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three months ended April 1, 2023 and April 2, 2022:

	For the Three Months Ended
(in millions of U.S. dollars)	April 1, 2023	April 2, 2022
Revenue, net
North America	$412.3	$397.1
Europe	69.4	64.3
Other	64.8	64.7
Total	$546.5	$526.1
Gross profit
North America	$258.8	$232.0
Europe	47.5	43.8
Other	22.0	23.8
Total	$328.3	$299.6
Selling, general and administrative expenses
North America	$221.1	$199.7
Europe	44.3	46.2
Other	38.1	32.4
Total	$303.5	$278.3
Operating income (loss)
North America	$34.7	$28.3
Europe	2.9	(3.6)
Other	(16.1)	(9.4)
Total	$21.5	$15.3

The following tables summarize net revenue by channel for the three months ended April 1, 2023 and April 2, 2022:

	For the Three Months Ended April 1, 2023
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$312.4	$53.0	$10.4	$375.8
Water Refill/Water Filtration	52.2	8.8	0.6	61.6
Other Water	11.3	0.2	15.7	27.2
Water Dispensers	12.7	0.1	—	12.8
Other	23.7	7.3	38.1	69.1
Total	$412.3	$69.4	$64.8	$546.5

	For the Three Months Ended April 2, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$278.3	$48.2	$10.8	$337.3
Water Refill/Water Filtration	42.2	8.2	0.5	50.9
Other Water	34.0	0.4	16.0	50.4
Water Dispensers	14.2	—	—	14.2
Other	28.4	7.5	37.4	73.3
Total	$397.1	$64.3	$64.7	$526.1

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended April 1, 2023 and April 2, 2022:

	For the Three Months Ended
(in millions of U.S. dollars)	April 1, 2023	April 2, 2022
Net income (loss)	$5.8	$(6.7)
Interest expense, net	18.8	16.9
Income tax expense	3.2	2.4
Depreciation and amortization	62.4	61.2
EBITDA	$90.2	$73.8
Acquisition and integration costs	2.0	4.3
Share-based compensation costs	2.3	3.3
Foreign exchange and other (gains) losses, net	(5.9)	3.9
Loss on disposal of property, plant and equipment, net	1.3	1.7
Other adjustments, net	5.0	0.9
Adjusted EBITDA	$94.9	$87.9

Three Months Ended April 1, 2023 Compared to Three Months Ended April 2, 2022
Revenue, Net
Net revenue increased $20.4 million, or 3.9%, in the first quarter from the prior year period.
North America net revenue increased $15.2 million, or 3.8%, in the first quarter from the prior year period due primarily to increased demand for products and services from residential and business customers of $10.0 million and pricing initiatives of $39.2 million, partially offset by the effects of exit from the single-use retail bottled water business of $26.6 million and unfavorable impact of foreign exchange of $1.1 million.
Europe net revenue increased $5.1 million, or 7.9%, in the first quarter from the prior year period due primarily to increased demand for products and services from residential and business customers of $4.8 million, pricing initiatives of $7.3 million, partially offset by the sale of the Russia business of $2.8 million and unfavorable impact of foreign exchange rates of $4.2 million.
Other net revenue increased $0.1 million, or 0.2%, in the first quarter from the prior year period due primarily to increased demand for products and services from residential and business customers of $2.2 million and pricing initiatives of $4.7 million, offset by the unfavorable impact of foreign exchange rates of $6.8 million.
Gross Profit
Gross profit increased to $328.3 million in the first quarter from $299.6 million in the prior year period. Gross profit as a percentage of revenue was 60.1% in the first quarter compared to 56.9% in the prior year period.
North America gross profit increased to $258.8 million in the first quarter from $232.0 million in the prior year period, and gross profit as a percentage of revenue was 62.8% in the first quarter compared to 58.4% in the prior year period. The 440 basis point increase is due primarily to increased demand and pricing initiatives and the exit from the single-use retail bottled water business in North America.
Europe gross profit increased to $47.5 million in the first quarter from $43.8 million in the prior year period, and gross profit as a percentage of revenue remained relatively flat at 68.4% in the first quarter compared to 68.1% in the prior year period.
Other gross profit decreased to $22.0 million in the first quarter from $23.8 million in the prior year period, and gross profit as a percentage of revenue was 34.0% in the first quarter compared to 36.8% in the prior year. The 280 basis point decrease is due primarily to the unfavorable impact of inflationary cost increases.
Selling, General and Administrative Expenses
SG&A expenses increased to $303.5 million in the first quarter from $278.3 million in the prior year period. SG&A expenses as a percentage of revenue was 55.5% in the first quarter compared to 52.9% in the prior year period.
North America SG&A expenses increased to $221.1 million in the first quarter from $199.7 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor and transportation cost increases, which increased by $7.9 million and $4.1 million, respectively, from the prior year period.
Europe SG&A expenses decreased to $44.3 million in the first quarter from $46.2 million in the prior year period due primarily to the favorable impact of foreign exchange rates of $2.7 million, partially offset by higher selling and operating costs that supported volume and revenue growth related primarily to labor cost increases, which increased by $0.6 million from the prior year period.
Other SG&A expenses increased to $38.1 million in the first quarter from $32.4 million in the prior year period due primarily to labor and transportation cost increases, which increased by $3.2 million and $0.5 million, respectively, and professional fee increases of $2.2 million from the prior year period, partially offset by the favorable impact of foreign exchange rates of $1.4 million.

Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $2.0 million in the first quarter from $4.3 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.4% in the first quarter compared to 0.8% in the prior year period.
North America acquisition and integration expenses decreased to $1.7 million in the first quarter from $2.5 million in the prior year period due primarily to lower ongoing integration costs incurred in connection with the Legacy Primo Acquisition and lower costs associated with tuck-in acquisitions.
Europe acquisition and integration expenses decreased to $0.3 million in the first quarter from $1.2 million in the prior year period due primarily to lower costs associated with tuck-in acquisitions.
Other acquisition and integration expenses decreased to nil in the first quarter from $0.6 million in the prior year period due to lower acquisition and integration costs related primarily to the Legacy Primo business.
Operating Income
Operating income increased to $21.5 million in the first quarter from operating income of $15.3 million in the prior year period.
North America operating income increased to $34.7 million in the first quarter from $28.3 million in the prior year period due to the items discussed above.
Europe operating income increased to $2.9 million in the first quarter from operating loss of $3.6 million in the prior year period due to the items discussed above.
Other operating loss increased to $16.1 million in the first quarter from $9.4 million in the prior year period due to the items discussed above.
Other (Income) Expense, Net
Other income, net was $6.3 million for the first quarter compared to other expense, net of $2.7 million in the prior year period due primarily to unrealized foreign exchange gains in the current year period compared to unrealized foreign exchange losses in the prior year period.
Income Taxes
Income tax expense was $3.2 million in the first quarter compared to income tax expense of $2.4 million in the prior year period. The effective tax rate for the first quarter was 35.6% compared to (55.8)% in the prior year period.
The effective tax rate for the first quarter varied from the effective tax rate from the prior year period due to increased income related primarily to foreign exchange gains in tax jurisdictions for which no tax expense is recognized due to existing valuation allowances.
Liquidity and Capital Resources
As of April 1, 2023, we had total debt of $1,554.9 million and $96.5 million of cash and cash equivalents compared to $1,513.6 million of debt and $122.6 million of cash and cash equivalents as of December 31, 2022.
Our global operations expose us to risks associated with disruptions to global supply chains, labor shortages, inflation and the ongoing Russia/Ukraine war which are likely to continue to create challenging economic conditions for our business, through increased costs, increased employee attrition and vacancies, lower consumer spending or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows.
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

As of April 1, 2023, our outstanding borrowings under the Revolving Credit Facility were $224.8 million and outstanding letters of credit totaled $56.6 million, resulting in total utilization under the Revolving Credit Facility of $281.4 million. Accordingly, unused availability under the Revolving Credit Facility as of April 1, 2023 amounted to $68.6 million.
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
A dividend of $0.08 per common share was declared during the first quarter of 2023 for an aggregate dividend payment of approximately $12.9 million.
The following table summarizes our cash flows for the three months ended April 1, 2023 and April 2, 2022, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	April 1, 2023	April 2, 2022
Net cash provided by operating activities	$34.3	$23.6
Net cash used in investing activities	(61.5)	(40.5)
Net cash provided by (used in) financing activities	0.3	(12.6)
Effect of exchange rate changes on cash	0.8	(0.9)
Net decrease in cash, cash equivalents and restricted cash	(26.1)	(30.4)
Cash and cash equivalents and restricted cash, beginning of period	122.6	128.4
Cash and cash equivalents and restricted cash, end of period	$96.5	$98.0
Operating Activities
Cash provided by operating activities was $34.3 million year to date compared to $23.6 million in the prior year period. The $10.7 million increase was due primarily to improved earnings, excluding non-cash charges, and a decrease in cash used for working capital relative to the prior year period.
Investing Activities
Cash used in investing activities was $61.5 million year to date compared to $40.5 million in the prior year period. The $21.0 million increase was due primarily to an increase in additions to property, plant and equipment and tuck-in acquisitions relative to the prior year period.
Financing Activities
Cash provided by financing activities was $0.3 million year to date compared to cash used in financing activities of $12.6 million in the prior year period. The $12.9 million increase was due primarily to an increase in cash provided by net short-term borrowings and issuances of common shares, partially offset by an increase in share repurchases and dividends paid to common shareholders.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of April 1, 2023.

Contractual Obligations
There were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2022 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2022 Annual Report.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of April 1, 2023, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of April 1, 2023.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of April 1, 2023.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On August 9, 2022, our Board of Directors approved a new share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period commencing on August 15, 2022. During the first quarter of 2023, we repurchased 1,112,514 common shares for approximately $16.6 million through open market transactions. Repurchased shares were subsequently cancelled. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We are unable to predict the number of common shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Tax Withholding
In the first quarter of 2023, an aggregate of 165,324 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the first quarter of 2022, an aggregate of 113,527 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 31, 2022, our equity has decreased by $26.4 million. The decrease was due to common shares repurchased and canceled of $19.3 million, common share dividend payments of $12.9 million and other comprehensive loss, net of tax of $6.6 million, partially offset by net income of $5.8 million, the issuance of common shares of $4.3 million, and share-based compensation costs of $2.3 million.

Dividend Payments
Common Share Dividend
On February 22, 2023, the Board of Directors declared a dividend of $0.08 per share on common shares, payable in cash on March 27, 2023 to shareowners of record at the close of business on March 10, 2023. On May 3, 2023, the Board of Directors declared a dividend of $0.08 per share on common shares, payable in cash on June 14, 2023, to shareowners of record at the close of business on June 2, 2023. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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
We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2022 Annual Report.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes. We have no material changes to our Quantitative and Qualitative Disclosures about Market Risk as filed in our 2022 Annual Report.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 1, 2023. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2023, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
There have been no material changes to our risk factors since December 31, 2022. Please refer to our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period commencing on August 15, 2022.
The following table summarizes the repurchase activity under the Repurchase Plan during the first quarter of 2023:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	325,682	$15.24	325,682	$71,309,598
February 1, 2023 - February 28, 2023	79,738	$15.36	79,738	$70,084,822
March 1, 2023 - April 1, 2023	707,094	$14.72	707,094	$59,676,398
Total	1,112,514
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2023 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	273	$15.58	N/A	N/A
February 1, 2023 - February 28, 2023	160,392	$15.90	N/A	N/A
March 1, 2023 - April 1, 2023	4,659	$14.88	N/A	N/A
Total	165,324

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Continuance of Primo Water Corporation	10-Q	3.1	8/6/2021	001-31410
3.2	Second Amended and Restated By-Law No. 1 of Primo Water Corporation	8-K	3.1	5/3/2023	001-31410
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2023.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2023.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2023.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2023.					*
101
The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, filed May 5, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.
*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

______________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: May 5, 2023	/s/ David Hass
David Hass
Chief Financial Officer
(On behalf of the Company)

Date: May 5, 2023	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)