Form 10-Q
period 2023-09-30
Primo Water Corp /CN/
filed 2023-11-03
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2023
Common Shares, no par value per share	159,408,344

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue, net	$622.0	$584.6	$1,761.8	$1,682.1
Cost of sales	235.5	236.4	678.7	702.0
Gross profit	386.5	348.2	1,083.1	980.1
Selling, general and administrative expenses	315.3	297.3	936.5	867.2
Loss on disposal of property, plant and equipment, net	1.5	2.6	4.0	4.4
Acquisition and integration expenses	2.6	3.3	6.4	12.5
Impairment charges	—	—	—	29.1
Gain on sale of property	(5.3)	—	(5.3)	—
Operating income	72.4	45.0	141.5	66.9
Other expense (income), net	6.6	21.2	(4.2)	34.6
Interest expense, net	18.6	17.4	57.2	51.3
Income (loss) before income taxes	47.2	6.4	88.5	(19.0)
Income tax expense	13.8	5.1	28.0	8.9
Net income (loss)	$33.4	$1.3	$60.5	$(27.9)

Net income (loss) per common share
Basic	$0.21	$0.01	$0.38	$(0.17)
Diluted	$0.21	$0.01	$0.38	$(0.17)
Weighted average common shares outstanding (in thousands)
Basic	159,407	161,117	159,446	161,064
Diluted	160,042	161,988	160,236	161,064

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income (loss)	$33.4	$1.3	$60.5	$(27.9)
Other comprehensive income (loss):
Currency translation adjustment	2.5	3.4	(4.7)	5.1
Pension benefit plan, net of tax[1]	—	—	0.6	—
Total other comprehensive income (loss)	2.5	3.4	(4.1)	5.1
Comprehensive income (loss)	$35.9	$4.7	$56.4	$(22.8)
______________________
1Net of the tax impact of nil and $0.2 million for the three and nine months ended September 30, 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$97.8	$122.6
Accounts receivable, net of allowance of $21.0 ($20.6 as of December 31, 2022)	277.5	258.6
Inventories	105.8	112.1
Prepaid expenses and other current assets	45.0	44.7
Total current assets	526.1	538.0
Property, plant and equipment, net	697.8	714.4
Operating lease right-of-use-assets	187.5	198.6
Goodwill	1,290.4	1,293.0
Intangible assets, net	869.6	894.7
Other long-term assets, net	22.6	28.3
Total assets	$3,594.0	$3,667.0
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$153.3	$212.3
Current maturities of long-term debt	16.3	17.5
Accounts payable and accrued liabilities	420.3	425.1
Current operating lease obligations	35.4	35.7
Total current liabilities	625.3	690.6
Long-term debt	1,269.8	1,283.8
Operating lease obligations	163.3	174.5
Deferred tax liabilities	175.8	170.0
Other long-term liabilities	69.1	65.2
Total liabilities	2,303.3	2,384.1
Equity
Common shares, no par value - 159,408,344 (December 31, 2022 - 159,752,299) shares issued	1,285.7	1,283.2
Additional paid-in-capital	87.6	91.3
Retained earnings (accumulated deficit)	3.7	(9.4)
Accumulated other comprehensive loss	(86.3)	(82.2)
Total Primo Water Corporation equity	1,290.7	1,282.9
Total liabilities and equity	$3,594.0	$3,667.0

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income (loss)	$33.4	$1.3	$60.5	$(27.9)

Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	65.1	59.6	190.4	181.0
Amortization of financing fees	0.8	0.8	2.5	2.5
Share-based compensation expense	1.4	3.2	6.7	10.7
(Benefit) provision for deferred income taxes	(0.6)	3.7	5.8	5.2
Impairment charges	—	—	—	29.1
Loss on disposal of property, plant and equipment, net	1.5	2.6	4.0	4.4
Gain on sale of property	(5.3)	—	(5.3)	—
Other non-cash items	10.5	21.9	(1.5)	34.6
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	10.6	(12.9)	(22.9)	(46.1)
Inventories	(1.8)	(7.4)	(2.3)	(26.5)
Prepaid expenses and other current assets	5.4	4.3	4.6	(0.9)
Other assets	(0.5)	(0.2)	(0.8)	(0.2)
Accounts payable and accrued liabilities and other liabilities	27.6	15.8	17.5	17.1
Net cash provided by operating activities	148.1	92.7	259.2	183.0
Cash flows from investing activities:
Acquisitions, net of cash received	(1.6)	(5.3)	(24.7)	(12.7)
Additions to property, plant and equipment	(46.3)	(70.0)	(136.0)	(155.2)
Additions to intangible assets	(3.3)	(4.0)	(8.7)	(8.9)
Proceeds from sale of property, plant and equipment	0.4	0.6	0.9	1.6
Proceeds from sale of business, net of cash sold	0.1	—	0.6	—
Proceeds from sale of property	8.7	—	8.7	—
Other investing activities	0.8	(2.1)	4.1	(1.7)
Net cash used in investing activities	(41.2)	(80.8)	(155.1)	(176.9)

Cash flows from financing activities:
Payments of long-term debt	(4.3)	(4.2)	(14.1)	(13.9)
Proceeds from short-term borrowings	12.0	12.0	116.0	22.0
Payments on short-term borrowings	(88.0)	—	(181.0)	—
Issuance of common shares	1.0	0.5	5.7	2.1
Common shares repurchased and canceled	(0.6)	(11.0)	(22.4)	(13.0)
Dividends paid to common shareholders	(12.7)	(11.3)	(38.6)	(34.2)
Payment of deferred consideration for acquisitions	(0.4)	(2.2)	(1.4)	(2.3)
Other financing activities	(1.4)	1.4	7.0	6.0
Net cash used in financing activities	(94.4)	(14.8)	(128.8)	(33.3)
Effect of exchange rate changes on cash	(1.5)	(3.8)	(0.1)	(5.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	11.0	(6.7)	(24.8)	(32.9)
Cash and cash equivalents and restricted cash, beginning of period	86.8	102.2	122.6	128.4
Cash and cash equivalents and restricted cash, end of period	$97.8	$95.5	$97.8	$95.5
Supplemental Non-cash Investing and Financing Activities:
Dividends payable issued through accounts payable and accrued liabilities	$0.1	$0.1	$0.4	$0.5
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	17.3	22.8	18.0	24.7
Financing lease right-of-use assets obtained in exchange for lease obligations	0.7	2.0	3.1	5.4
Operating lease right-of-use assets obtained in exchange for lease obligations	2.6	23.6	23.1	39.4
Inventory transfer to property, plant and equipment	—	—	8.5	—
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5.3	$4.3	$42.5	$37.2
Cash paid for income taxes, net	1.3	1.2	7.8	3.7
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 1, 2023	159,240	$1,283.1	$88.4	$(16.9)	$(88.8)	$1,265.8
Net income	—	—	—	33.4	—	33.4
Other comprehensive income, net of tax	—	—	—	—	2.5	2.5
Common shares dividends ($0.08 per common share)	—	—	—	(12.8)	—	(12.8)
Share-based compensation	—	—	1.4	—	—	1.4
Common shares repurchased and canceled	(47)	(0.6)	—	—	—	(0.6)
Common shares issued - Equity Incentive Plan	185	2.8	(2.1)	—	—	0.7
Common shares issued - Employee Stock Purchase Plan	30	0.4	(0.1)	—	—	0.3
Balance at September 30, 2023	159,408	$1,285.7	$87.6	$3.7	$(86.3)	$1,290.7

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	159,752	$1,283.2	$91.3	$(9.4)	$(82.2)	$1,282.9
Net income	—	—	—	60.5	—	60.5
Other comprehensive loss, net of tax	—	—	—	—	(4.1)	(4.1)
Common shares dividends ($0.24 per common share)	—	—	—	(38.6)	—	(38.6)
Share-based compensation	—	—	6.7	—	—	6.7
Common shares repurchased and canceled	(1,499)	(13.6)	—	(8.8)	—	(22.4)
Common shares issued - Equity Incentive Plan	1,064	14.8	(10.2)	—	—	4.6
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	90	1.3	(0.2)	—	—	1.1
Balance at September 30, 2023	159,408	$1,285.7	$87.6	$3.7	$(86.3)	$1,290.7

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 2, 2022	161,209	$1,292.6	$87.3	$(35.7)	$(67.4)	$1,276.8
Net income	—	—	—	1.3	—	1.3
Other comprehensive income, net of tax	—	—	—	—	3.4	3.4
Common shares dividends ($0.07 per common share)	—	—	—	(11.5)	—	(11.5)
Share-based compensation	—	—	3.2	—	—	3.2
Common shares repurchased and canceled	(814)	(6.6)	—	(4.4)	—	(11.0)
Common shares issued - Equity Incentive Plan	7	0.2	(0.1)	—	—	0.1
Common shares issued - Employee Stock Purchase Plan	33	0.4	—	—	—	0.4
Balance at October 1, 2022	160,435	$1,286.6	$90.4	$(50.3)	$(64.0)	$1,262.7

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2022	160,732	$1,286.9	$85.9	$16.4	$(69.1)	$1,320.1
Net loss	—	—	—	(27.9)	—	(27.9)
Other comprehensive income, net of tax	—	—	—	—	5.1	5.1
Common shares dividends ($0.21 per common share)	—	—	—	(34.4)	—	(34.4)
Share-based compensation	—	—	10.7	—	—	10.7
Common shares repurchased and canceled	(949)	(8.6)	—	(4.4)	—	(13.0)
Common shares issued - Equity Incentive Plan	559	6.9	(6.0)	—	—	0.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	92	1.4	(0.2)	—	—	1.2
Balance at October 1, 2022	160,435	$1,286.6	$90.4	$(50.3)	$(64.0)	$1,262.7
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited

Note 1—Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries. Primo is a leading pure-play water solutions provider in North America and Europe and generated approximately $2.2 billion in annual revenue in 2022. Primo operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 10,800 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across its 21-country footprint.
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
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million to reduce the carrying value to the estimated fair value less costs to sell. Separately, we reviewed and realigned our reporting segments during the second quarter of 2022. The decision to exit our business in Russia and the realignment of segments during the second quarter of 2022 resulted in a triggering event for goodwill and intangible assets with indefinite lives requiring quantitative assessments for the combined Eden business (which, prior to the realignment, included the Eden Europe and Israel businesses) immediately before the realignment of segments and for the Eden Europe and Israel businesses upon the realignment of segments. These assessments resulted in recording a goodwill impairment charge of $11.2 million due to a decrease in cash flows associated with the exit of our business in Russia and recording a trademark impairment charge of $6.7 million due primarily to a decrease in the royalty rate used in the quantitative analysis. These impairment charges, along with the impairment charge of $11.2 million to reduce the carrying value of the Russia business to its estimated fair value less costs to sell, resulted in total impairment charges of $29.1 million which were included within impairment charges on the Consolidated Statements of Operations for the nine months ended October 1, 2022. All impairment charges were included in the Europe reporting segment. During the three months ended October 1, 2022, we did not identify any triggering events, and there were thus no impairment charges recorded during the third quarter of 2022. The exit of our business in Russia was completed during the third quarter of 2022.

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
Cost of sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our branch locations to the end-user consumer of those products are recorded in selling, general and administrative ("SG&A") expenses. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in cost of sales. Shipping and handling costs included in SG&A expenses were $146.7 million and $430.4 million for the three and nine months ended September 30, 2023, respectively, and $140.0 million and $404.6 million for the three and nine months ended October 1, 2022, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
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
Recently issued accounting pronouncements
Update ASU 2023-06 – Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
In October 2023, the FASB issued guidance to modify the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.

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
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $9.1 million and $7.8 million on September 30, 2023 and December 31, 2022, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from our customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues at September 30, 2023 and December 31, 2022 were $15.0 million and $11.5 million, respectively. The amount of revenue recognized in the three and nine months ended September 30, 2023 that was included in the December 31, 2022 deferred revenue balance was $1.0 million and $11.0 million, respectively.
The Company does not have any material contract assets as of September 30, 2023 and December 31, 2022.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
United States	$452.7	$428.8	$1,283.1	$1,230.4
United Kingdom	41.9	35.0	118.2	109.8
Canada	17.3	18.2	50.3	50.7
All other countries	110.1	102.6	310.2	291.2
Total	$622.0	$584.6	$1,761.8	$1,682.1

Note 3—Share-based Compensation
During the nine months ended September 30, 2023, we granted 76,024 common shares with an aggregate grant date fair value of approximately $1.3 million to the non-management members of our Board of Directors under the Amended and Restated Primo Water Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.
Note 4—Income Taxes
Income tax expense was $13.8 million on pre-tax income of $47.2 million for the three months ended September 30, 2023, as compared to income tax expense of $5.1 million on pre-tax income of $6.4 million in the comparable prior year period. Income tax expense was $28.0 million on pre-tax income of $88.5 million for the nine months ended September 30, 2023, as compared to income tax expense of $8.9 million on pre-tax loss of $19.0 million in the comparable prior year period. The effective income tax rates for the three and nine months ended September 30, 2023 were 29.2% and 31.6%, respectively, compared to 79.7% and (46.8)% in the comparable prior year periods.
The effective tax rate for the three months ended September 30, 2023 varied from the effective tax rate in the comparable prior year period due primarily to foreign exchange losses incurred in the third quarter of 2022 in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances. The effective tax rate for the nine months ended September 30, 2023 varied from the effective tax rate in the comparable prior year period due primarily to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit was recognized and foreign exchange losses incurred in the third quarter of 2022 in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances.
The effective tax rate for the three and nine months ended September 30, 2023 varied from applicable statutory tax rates due primarily to losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
Note 5—Common Shares and Net Income (Loss) per Common Share
Common Shares
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. There were no shares repurchased under the program during the three and nine months ended September 30, 2023.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. For the nine months ended September 30, 2023, we repurchased 1,272,612 common shares for approximately $19.0 million through open market transactions under the repurchase plan. There were no shares repurchased under the program during the three months ended September 30, 2023.
On May 4, 2021, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period that expired on May 10, 2022. There were no shares repurchased under the plan during the nine months ended October 1, 2022.
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

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Weighted average common shares outstanding - basic	159,407	161,117	159,446	161,064
Dilutive effect of Stock Options	214	161	248	—
Dilutive effect of Performance-based RSUs	—	215	68	—
Dilutive effect of Time-based RSUs	421	495	474	—
Weighted average common shares outstanding - diluted	160,042	161,988	160,236	161,064
The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Stock Options	2,181	3,838	2,172	4,587
Performance-based RSUs [1]	1,150	725	1,150	1,189
Time-based RSUs [2]	—	—	—	867
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

(in millions of U.S. dollars)	North America	Europe	Other	Total
For the Three Months Ended September 30, 2023
Revenue, net	$469.8	$80.8	$71.4	$622.0
Depreciation and amortization	48.9	10.4	5.8	65.1
Operating income (loss)	70.3	9.5	(7.4)	72.4
Additions to property, plant and equipment	34.1	7.7	4.5	46.3
For the Nine Months Ended September 30, 2023
Revenue, net	$1,332.6	$228.2	$201.0	$1,761.8
Depreciation and amortization	142.5	30.2	17.7	190.4
Operating income (loss)	162.3	19.5	(40.3)	141.5
Additions to property, plant and equipment	102.8	19.5	13.7	136.0

(in millions of U.S. dollars)	North America	Europe	Other	Total
For the Three Months Ended October 1, 2022
Revenue, net	$446.8	$71.4	$66.4	$584.6
Depreciation and amortization	44.2	9.5	5.9	59.6
Operating income (loss)	52.6	5.1	(12.7)	45.0
Additions to property, plant and equipment	54.8	8.4	6.8	70.0
For the Nine Months Ended October 1, 2022
Revenue, net	$1,280.6	$205.6	$195.9	$1,682.1
Depreciation and amortization	133.8	29.4	17.8	181.0
Operating income (loss)	129.2	(27.6)	(34.7)	66.9
Additions to property, plant and equipment	117.1	21.5	16.6	155.2
Revenues by channel by reporting segment were as follows:

	For the Three Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$356.2	$63.2	$11.8	$431.2
Water Refill/Water Filtration	62.0	10.2	1.0	73.2
Other Water	13.6	0.3	20.2	34.1
Water Dispensers	16.5	0.2	—	16.7
Other	21.5	6.9	38.4	66.8
Total	$469.8	$80.8	$71.4	$622.0

	For the Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,011.5	$176.4	$33.2	$1,221.1
Water Refill/Water Filtration	169.6	28.9	2.4	200.9
Other Water	36.8	0.8	55.6	93.2
Water Dispensers	45.9	0.7	—	46.6
Other	68.8	21.4	109.8	200.0
Total	$1,332.6	$228.2	$201.0	$1,761.8

	For the Three Months Ended October 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$334.1	$55.6	$12.5	$402.2
Water Refill/Water Filtration	52.6	8.2	0.8	61.6
Other Water	9.6	0.5	22.3	32.4
Water Dispensers	23.7	—	—	23.7
Other	26.8	7.1	30.8	64.7
Total	$446.8	$71.4	$66.4	$584.6

	For the Nine Months Ended October 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$933.5	$157.5	$35.0	$1,126.0
Water Refill/Water Filtration	142.1	24.6	2.0	168.7
Other Water	65.8	1.3	59.8	126.9
Water Dispensers	56.4	—	—	56.4
Other	82.8	22.2	99.1	204.1
Total	$1,280.6	$205.6	$195.9	$1,682.1

Note 7—Inventories
The following table summarizes inventories as of September 30, 2023 and December 31, 2022:

(in millions of U.S. dollars)	September 30, 2023	December 31, 2022
Raw materials	$55.5	$68.5
Finished goods	37.2	30.9
Resale items	10.8	11.1
Other	2.3	1.6
Total	$105.8	$112.1
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
As of September 30, 2023, the outstanding borrowings under the Revolving Credit Facility were $132.0 million and were recorded in short-term borrowings on the Consolidated Balance Sheet. Outstanding letters of credit totaled $55.2 million resulting in total utilization under the Revolving Credit Facility of $187.2 million. Accordingly, unused availability under the Revolving Credit Facility as of September 30, 2023 amounted to $162.8 million.

On January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on SOFR. As of September 30, 2023, borrowings under the Credit Agreement bore interest at a rate per annum equal to either: (a) a euro currency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a term SOFR rate, as determined under the Credit Agreement, plus the applicable margin, (c) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the term SOFR rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin, or (d) an alternative currency daily or term rate, as determined under the Credit Agreement, plus the applicable margin. The applicable margin for euro currency, term SOFR, and alternative currency rate loans ranges from 1.375% to 2.000% and the applicable margin for base rate loans ranges from 0.375% to 1.000%, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 0.20% to 0.30% per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.
The weighted average effective interest rate at September 30, 2023 and December 31, 2022 on the Revolving Credit Facility outstanding borrowings was 6.9% and 5.9%, respectively. The effective interest rates are based on our aggregate availability.

Note 9—Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three and nine months ended September 30, 2023 and October 1, 2022 were as follows:

(in millions of U.S. dollars) [1]	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance July 1, 2023	$1.8	$(90.6)	$(88.8)
OCI before reclassifications	—	2.5	2.5
Amounts reclassified from AOCI [2]	—	—	—
Net current-period OCI	—	2.5	2.5
Ending balance September 30, 2023	$1.8	$(88.1)	$(86.3)

Beginning balance December 31, 2022	$1.2	$(83.4)	$(82.2)
OCI before reclassifications	—	(4.7)	(4.7)
Amounts reclassified from AOCI [2]	0.6	—	0.6
Net current-period OCI	0.6	(4.7)	(4.1)
Ending balance September 30, 2023	$1.8	$(88.1)	$(86.3)

Beginning balance July 2, 2022	$(1.7)	$(65.7)	$(67.4)
OCI before reclassifications	—	3.8	3.8
Amounts reclassified from AOCI [3]	—	(0.4)	(0.4)
Net current-period OCI	—	3.4	3.4
Ending balance October 1, 2022	$(1.7)	$(62.3)	$(64.0)

Beginning balance January 1, 2022	$(1.7)	$(67.4)	$(69.1)
OCI before reclassifications	—	5.5	5.5
Amounts reclassified from AOCI [3]	—	(0.4)	(0.4)
Net current-period OCI	—	5.1	5.1
Ending balance October 1, 2022	$(1.7)	$(62.3)	$(64.0)

______________________
1All amounts are net of tax. Amounts in parentheses indicate debits.
2During the nine months ended September 30, 2023, $0.6 million was reclassified from AOCI due to the recognition of unrealized losses resulting from the distribution of the assets of the U.S. defined benefit plan. The effect of the loss was included in Other (income) expense, net on the Consolidated Statements of Operations during the second quarter. The settlement did not have a material impact on the financial statements. There were no amounts reclassified from AOCI for the three months ended September 30, 2023.
3During the three and nine months ended October 1, 2022, $0.4 million of foreign currency translation adjustment was reclassified from AOCI. The effect of the foreign currency translation adjustment was included in the impairment charges recorded on the Consolidated Statements of Operations during the third quarter.
Note 10—Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
We had $55.2 million in standby letters of credit outstanding as of September 30, 2023 ($46.6 million as of December 31, 2022).

Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $11.4 million as of September 30, 2023, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.
As of September 30, 2023, we had $16.6 million related to properties held for sale which is included within prepaid expenses and other current assets on the Consolidated Balance Sheets ($10.3 million as of December 31, 2022).
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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings, and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$469.3	$422.5	$473.5	$418.7
4.375% senior notes due in 2029 [1,2]	742.4	636.5	741.4	642.2
Total	$1,211.7	$1,059.0	$1,214.9	$1,060.9
______________________
1The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of September 30, 2023 and December 31, 2022.
Note 12—Subsequent Events
On October 31, 2023, our Board of Directors declared a dividend of $0.08 per share on common shares, payable in cash on December 1, 2023, to shareowners of record at the close of business on November 21, 2023.

On November 2, 2023, we announced a definitive agreement to sell a significant portion of our international businesses to Culligan International for up to $575 million. Upon closing, an incremental $25 million share repurchase will be authorized, revising the share repurchase authorization to $75 million. This deal is the first of several transactions that will occur in 2024 as part of a Board approved plan to sell all of our international businesses. We are executing strategic alternatives for our remaining international businesses, which include Aimia Foods in the United Kingdom, as well as our water and coffee businesses in the United Kingdom, Portugal, and Israel. We are currently assessing the impact on our Consolidated Financial Statements.

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
Overview
Primo is a leading pure-play water solutions provider in North America and Europe. Primo operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 10,800 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions across its 21-country footprint direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across its 21-country footprint.
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

During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million to reduce the carrying value to the estimated fair value less costs to sell. Separately, we reviewed and realigned our reporting segments during the second quarter of 2022. The decision to exit our business in Russia and the realignment of segments during the second quarter of 2022 resulted in a triggering event for goodwill and intangible assets with indefinite lives requiring quantitative assessments for the combined Eden business (which, prior to the realignment, included the Eden Europe and Israel businesses) immediately before the realignment of segments and for the Eden Europe and Israel businesses upon the realignment of segments. These assessments resulted in recording a goodwill impairment charge of $11.2 million due to a decrease in cash flows associated with the exit of our business in Russia and recording a trademark impairment charge of $6.7 million primarily due to a decrease in the royalty rate used in the quantitative analysis. These impairment charges, along with the impairment charge of $11.2 million to reduce the carrying value of the Russia business to its estimated fair value less costs to sell, resulted in total impairment charges of $29.1 million which were included within impairment charges on the Consolidated Statements of Operations for the three and nine months ended October 1, 2022. All impairment charges were included in the Europe reporting segment. During the three months ended October 1, 2022, we did not identify any triggering events, and there were thus no impairment charges recorded during the third quarter of 2022. The exit of our business in Russia was completed during the third quarter of 2022.
Impact of General Economic and Geopolitical Conditions
Our global operations expose us to risks associated with disruptions to global supply chains, labor shortages, inflation and the ongoing Russia/Ukraine and Israel/Hamas wars which are likely to continue to create challenging conditions for our business, through increased costs, increased employee attrition and vacancies, lower consumer spending, volatility in financial markets or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows. To date, our operations in Israel have not been materially impacted by the Israel/Hamas war, though we continue to monitor the situation closely and prioritize the safety of our associates.
Divestiture, Acquisition and Financing Transactions
On November 2, 2023, we announced a definitive agreement to sell a significant portion of our international businesses to Culligan International for up to $575 million. This deal is the first of several transactions that will occur in 2024 as part of a Board approved plan to sell all of our international businesses. We are executing strategic alternatives for our remaining international businesses, which include Aimia Foods in the United Kingdom, as well as our water and coffee businesses in the United Kingdom, Portugal, and Israel.
On January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on the Secured Overnight Financing Rate ("SOFR"). See Note 8 - Debt to the Consolidated Financial Statements for more details.
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million during the second quarter to reduce the carrying value of the assets to the estimated fair value less costs to sell. The exit from our business in Russia was completed during the third quarter of 2022.
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
•the impact of national, regional and global events, including those of a political, economic, business and competitive nature such as the Russia/Ukraine war or the Israel/Hamas war;
•our ability to consummate the proposed disposition of a significant portion of our international businesses and our ability to achieve the expected benefits thereof, including the risk that the parties fail to obtain the required regulatory approvals or to fulfill the other conditions to closing on the expected timeframe or at all;
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
Summary Financial Results
Net income for the three months ended September 30, 2023 (the “third quarter”) and nine months ended September 30, 2023 (the "first nine months" or "year to date") was $33.4 million, or $0.21 per diluted common share, and $60.5 million or $0.38 per diluted common share, respectively, compared with net income of $1.3 million, or $0.01 per diluted common share, and net loss of $27.9 million or $0.17 per diluted common share for the three and nine months ended October 1, 2022, respectively.
The following items of significance affected our financial results for the first nine months of 2023:

•Net revenue increased $79.7 million, or 4.7%, to $1,761.8 million from the prior year period due primarily to pricing initiatives of $129.8 million and increased demand for products and services from residential and business customers of $29.5 million, partially offset by the exit from the single-use retail bottled water business in North America of $41.0 million, the sale of the Russia business of $7.4 million, and the impact of unfavorable foreign exchange rates of $9.4 million;
•Gross profit increased to $1,083.1 million from $980.1 million in the prior year period. Gross profit as a percentage of net revenue was 61.5% compared to 58.3% in the prior year period. The 320 basis point increase is due primarily to pricing initiatives, increased demand, and the exit from the single-use retail bottled water business in North America, partially offset by the impact of unfavorable foreign exchange rates;
•SG&A expenses increased to $936.5 million from $867.2 million in the prior year period due primarily to higher selling and operating costs supporting volume and revenue growth related primarily to labor and transportation cost increases, which increased by $25.3 million and $5.3 million, respectively, from the prior year period, as well as professional fee increases of $4.8 million and insurance cost increases of $10.2 million from the prior year period, partially offset by the impact of favorable exchange rates of $5.3 million. SG&A expenses as a percentage of net revenue was 53.2% compared to 51.6% in the prior year period;
•Acquisition and integration expenses decreased to $6.4 million from $12.5 million in the prior year period due primarily to lower costs associated with the exit from the single-use retail bottled water business in North America and lower costs associated with tuck-in acquisitions compared to the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.4% compared to 0.7% in the prior year period;
•Impairment charges decreased to nil from $29.1 million in the prior year period due to the non-cash impairment charges recorded in the prior year period as a result of the exit of our business in Russia and the realignment of segments;
•Gain on sale of property increased to $5.3 million from nil in the prior year period due to the completion of sale transactions for two of our owned real properties;
•Other income, net was $4.2 million compared to other expense, net of $34.6 million in the prior year period due primarily to unrealized foreign exchange gains in the current year period compared to unrealized foreign exchange losses in the prior year period and income from tariff refunds in the current year;
•Income tax expense was $28.0 million on pre-tax income of $88.5 million compared to income tax expense of $8.9 million on pre-tax loss of $19.0 million in the prior year period due primarily to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit was recognized and foreign exchange losses incurred in the third quarter of 2022 in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances;
•Adjusted EBITDA increased to $357.4 million compared to $312.8 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities was $259.2 million compared to cash flows provided by operating activities of $183.0 million in the prior year period. The $76.2 million increase was due primarily to improved earnings, excluding non-cash charges, and a decrease in cash used for working capital relative to the prior year period.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended September 30, 2023 and October 1, 2022:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	622.0	100.0	584.6	100.0	1,761.8	100.0	1,682.1	100.0
Cost of sales	235.5	37.9	236.4	40.4	678.7	38.5	702.0	41.7
Gross profit	386.5	62.1	348.2	59.6	1,083.1	61.5	980.1	58.3
Selling, general and administrative expenses	315.3	50.7	297.3	50.9	936.5	53.2	867.2	51.6
Loss on disposal of property, plant and equipment, net	1.5	0.2	2.6	0.4	4.0	0.2	4.4	0.3
Acquisition and integration expenses	2.6	0.4	3.3	0.6	6.4	0.4	12.5	0.7
Impairment charges	—	—	—	—	—	—	29.1	1.7
Gain on sale of property	(5.3)	(0.9)	—	—	(5.3)	(0.3)	—	—
Operating income	72.4	11.6	45.0	7.7	141.5	8.0	66.9	4.0
Other expense (income), net	6.6	1.1	21.2	3.6	(4.2)	(0.2)	34.6	2.1
Interest expense, net	18.6	3.0	17.4	3.0	57.2	3.2	51.3	3.0
Income (loss) before income taxes	47.2	7.6	6.4	1.1	88.5	5.0	(19.0)	(1.1)
Income tax expense	13.8	2.2	5.1	0.9	28.0	1.6	8.9	0.5
Net income (loss)	33.4	5.4	1.3	0.2	60.5	3.4	(27.9)	(1.7)
Depreciation & amortization	65.1	10.5	59.6	10.2	190.4	10.8	181.0	10.8

The following table summarizes the change in revenue by reporting segment for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Total
Change in revenue	$23.0	$9.4	$5.0	$37.4
Impact of foreign exchange [1]	0.3	(6.7)	1.3	(5.1)
Change excluding foreign exchange	$23.3	$2.7	$6.3	$32.3
Percentage change in revenue	5.1%	13.2%	7.5%	6.4%
Percentage change in revenue excluding foreign exchange	5.2%	3.8%	9.5%	5.5%
______________________
1Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

	For the Nine Months Ended September 30, 2023
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Total
Change in revenue	$52.0	$22.6	$5.1	$79.7
Impact of foreign exchange[1]	2.3	(4.4)	11.5	9.4
Change excluding foreign exchange	$54.3	$18.2	$16.6	$89.1
Percentage change in revenue	4.1%	11.0%	2.6%	4.7%
Percentage change in revenue excluding foreign exchange	4.2%	8.9%	8.5%	5.3%
______________________
1Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following table summarizes the change in gross profit by reporting segment for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Total
Change in gross profit	$30.6	$7.1	$0.6	$38.3
Impact of foreign exchange [1]	0.2	(4.4)	1.4	(2.8)
Change excluding foreign exchange	$30.8	$2.7	$2.0	$35.5
Percentage change in gross profit	11.2%	14.6%	2.2%	11.0%
Percentage change in gross profit excluding foreign exchange	11.3%	5.6%	7.4%	10.2%
______________________
1Impact of foreign exchange is the difference between the current period gross profit translated utilizing the current period average foreign exchange rates less the current period gross profit translated utilizing the prior period average foreign exchange rates.

	For the Nine Months Ended September 30, 2023
(in millions of U.S. dollars, except percentage amounts)	North America	Europe	Other	Total
Change in gross profit	$87.7	$17.4	$(2.1)	$103.0
Impact of foreign exchange[1]	1.4	(3.1)	5.4	3.7
Change excluding foreign exchange	$89.1	$14.3	$3.3	$106.7
Percentage change in gross profit	11.5%	12.5%	(2.8)%	10.5%
Percentage change in gross profit excluding foreign exchange	11.6%	10.3%	4.3%	10.9%
______________________
1Impact of foreign exchange is the difference between the current period gross profit translated utilizing the current period average foreign exchange rates less the current period gross profit translated utilizing the prior period average foreign exchange rates.

Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are disclosed in the Other category.

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and nine months ended September 30, 2023 and October 1, 2022:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue, net
North America	$469.8	$446.8	$1,332.6	$1,280.6
Europe	80.8	71.4	228.2	205.6
Other	71.4	66.4	201.0	195.9
Total	$622.0	$584.6	$1,761.8	$1,682.1
Gross profit
North America	$303.1	$272.5	$852.6	$764.9
Europe	55.7	48.6	156.6	139.2
Other	27.7	27.1	73.9	76.0
Total	$386.5	$348.2	$1,083.1	$980.1
Selling, general and administrative expenses
North America	$235.1	$215.7	$687.2	$624.0
Europe	46.3	42.4	136.6	134.5
Other	33.9	39.2	112.7	108.7
Total	$315.3	$297.3	$936.5	$867.2
Operating income (loss)
North America	$70.3	$52.6	$162.3	$129.2
Europe	9.5	5.1	19.5	(27.6)
Other	(7.4)	(12.7)	(40.3)	(34.7)
Total	$72.4	$45.0	$141.5	$66.9

The following tables summarize net revenue by channel for the three and nine months ended September 30, 2023 and October 1, 2022:

	For the Three Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$356.2	$63.2	$11.8	$431.2
Water Refill/Water Filtration	62.0	10.2	1.0	73.2
Other Water	13.6	0.3	20.2	34.1
Water Dispensers	16.5	0.2	—	16.7
Other	21.5	6.9	38.4	66.8
Total	$469.8	$80.8	$71.4	$622.0

	For the Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,011.5	$176.4	$33.2	$1,221.1
Water Refill/Water Filtration	169.6	28.9	2.4	200.9
Other Water	36.8	0.8	55.6	93.2
Water Dispensers	45.9	0.7	—	46.6
Other	68.8	21.4	109.8	200.0
Total	$1,332.6	$228.2	$201.0	$1,761.8

	For the Three Months Ended October 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$334.1	$55.6	$12.5	$402.2
Water Refill/Water Filtration	52.6	8.2	0.8	61.6
Other Water	9.6	0.5	22.3	32.4
Water Dispensers	23.7	—	—	23.7
Other	26.8	7.1	30.8	64.7
Total	$446.8	$71.4	$66.4	$584.6

	For the Nine Months Ended October 1, 2022
(in millions of U.S. dollars)	North America	Europe	Other	Total
Revenue, net
Water Direct/Water Exchange	$933.5	$157.5	$35.0	$1,126.0
Water Refill/Water Filtration	142.1	24.6	2.0	168.7
Other Water	65.8	1.3	59.8	126.9
Water Dispensers	56.4	—	—	56.4
Other	82.8	22.2	99.1	204.1
Total	$1,280.6	$205.6	$195.9	$1,682.1

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and October 1, 2022:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income (loss)	$33.4	$1.3	$60.5	$(27.9)
Interest expense, net	18.6	17.4	57.2	51.3
Income tax expense	13.8	5.1	28.0	8.9
Depreciation and amortization	65.1	59.6	190.4	181.0
EBITDA	$130.9	$83.4	$336.1	$213.3
Acquisition and integration costs	2.6	3.3	6.4	12.5
Share-based compensation costs	1.4	3.2	6.7	10.7
Impairment charges	—	—	—	29.1
Foreign exchange and other losses (gains), net	10.6	21.3	(0.3)	36.7
Loss on disposal of property, plant and equipment, net	1.5	2.6	4.0	4.4
Gain on sale of property	(5.3)	—	(5.3)	—
Other adjustments, net	(0.8)	3.1	9.8	6.1
Adjusted EBITDA	$140.9	$116.9	$357.4	$312.8
Three Months Ended September 30, 2023 Compared to Three Months Ended October 1, 2022
Revenue, Net
Net revenue increased $37.4 million, or 6.4%, in the third quarter from the prior year period.
North America net revenue increased $23.0 million, or 5.1%, in the third quarter from the prior year period due primarily to pricing initiatives of $26.8 million and increased demand for products and services from residential and business customers of $7.7 million.
Europe net revenue increased $9.4 million, or 13.2%, in the third quarter from the prior year period due primarily to pricing initiatives of $4.1 million and the favorable impact of foreign exchange rates of $6.7 million.
Other net revenue increased $5.0 million, or 7.5%, in the third quarter from the prior year period due primarily to pricing initiatives of $5.8 million and increased demand for products and services from residential and business customers of $0.5 million, partially offset by the unfavorable impact of foreign exchange rates of $1.3 million.
Gross Profit
Gross profit increased to $386.5 million in the third quarter from $348.2 million in the prior year period. Gross profit as a percentage of revenue was 62.1% in the third quarter compared to 59.6% in the prior year period.
North America gross profit increased to $303.1 million in the third quarter from $272.5 million in the prior year period, and gross profit as a percentage of revenue was 64.5% in the third quarter compared to 61.0% in the prior year period. The 350 basis point increase is due primarily to pricing initiatives and increased demand.
Europe gross profit increased to $55.7 million in the third quarter from $48.6 million in the prior year period, and gross profit as a percentage of revenue was 68.9% in the third quarter compared to 68.1% in the prior year period. The 80 basis point increase is due primarily to pricing initiatives and the favorable impact of foreign exchange rates.
Other gross profit increased to $27.7 million in the third quarter from $27.1 million in the prior year period, and gross profit as a percentage of revenue was 38.8% in the third quarter compared to 40.8% in the prior year. The 200 basis point decrease is due primarily to the unfavorable impact of foreign exchange rates partially offset by pricing initiatives and increased demand.

Selling, General and Administrative Expenses
SG&A expenses increased to $315.3 million in the third quarter from $297.3 million in the prior year period. SG&A expenses as a percentage of revenue was 50.7% in the third quarter compared to 50.9% in the prior year period.
North America SG&A expenses increased to $235.1 million in the third quarter from $215.7 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor and transportation cost increases, which increased by $4.7 million and $0.8 million, respectively, from the prior year period and increases in insurance costs of $6.4 million from the prior year period.
Europe SG&A expenses increased to $46.3 million in the third quarter compared to $42.4 million in the prior year period due primarily to the unfavorable impact of foreign exchange rates of $3.6 million.
Other SG&A expenses decreased to $33.9 million in the third quarter from $39.2 million in the prior year period due primarily to a decrease in professional fees of $1.9 million from the prior year period and favorable impact of foreign exchange rates of $1.3 million.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $2.6 million in the third quarter from $3.3 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.4% in the third quarter compared to 0.6% in the prior year period.
North America acquisition and integration expenses decreased to $1.4 million in the third quarter from $2.4 million in the prior year period due primarily to costs in the prior year period associated with the exit from the single-use retail bottled water business in North America.
Europe acquisition and integration expenses decreased to $0.1 million in the third quarter from $0.8 million in the prior year period due primarily to lower costs associated with tuck-in acquisitions.
Other acquisition and integration expenses increased to $1.1 million in the third quarter compared to $0.1 million in the prior year period due primarily to increased professional fees.
Impairment Charges
There were no impairment charges in the third quarter or prior year period.
Gain on Sale of Property
Gain on sale of property increased to $5.3 million in the third quarter compared to nil in the prior year period. Gain on sale of property as a percentage of revenue was 0.9% in the third quarter compared to nil in the prior year period.
The increase was due to the completion of sale transactions for two of our owned real properties in North America.
Operating Income (Loss)
Operating income increased to $72.4 million in the third quarter from $45.0 million in the prior year period.
North America operating income increased to $70.3 million in the third quarter from $52.6 million in the prior year period due to the items discussed above.
Europe operating income increased to $9.5 million in the third quarter from operating income of $5.1 million in the prior year period due to the items discussed above.
Other operating loss decreased to $7.4 million in the third quarter from $12.7 million in the prior year period due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $6.6 million for the third quarter compared to other expense, net of $21.2 million in the prior year period due primarily to lower unrealized foreign exchange losses in the current year period compared the prior year period and income from tariff refunds in current year period.
Income Taxes
Income tax expense was $13.8 million in the third quarter compared to income tax expense of $5.1 million in the prior year period. The effective tax rate for the third quarter was 29.2% compared to 79.7% in the prior year period.

The effective tax rate for the third quarter varied from the effective tax rate from the prior year period due primarily to foreign exchange losses incurred in the third quarter of 2022 in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended October 1, 2022
Revenue, Net
Net revenue increased $79.7 million, or 4.7%, for the year to date from the prior year period.
North America net revenue increased $52.0 million, or 4.1%, for the year to date from the prior year period due primarily to pricing initiatives of $96.2 million, increased demand for products and services from residential and business customers of $21.8 million, partially offset by the exit from the single-use retail bottled water business of $41.0 million and unfavorable impact of foreign exchange rates of $2.3 million.
Europe net revenue increased $22.6 million, or 11.0%, for the year to date from the prior year period due primarily to pricing initiatives of $19.5 million, increased demand for products and services from residential and business customers of $5.4 million, and favorable impact of foreign exchange rates of $4.4 million, partially offset by the sale of the Russia business of $7.4 million.
Other net revenue increased $5.1 million, or 2.6%, for the year to date from the prior year period due primarily to pricing initiatives of $14.1 million and increased demand for products and services from residential and business customers of $2.3 million, partially offset by unfavorable impact of foreign exchange rates of $11.5 million.
Gross Profit
Gross profit increased to $1,083.1 million for the year to date from $980.1 million in the prior year period. Gross profit as a percentage of revenue was 61.5% year to date compared to 58.3% in the prior year period.
North America gross profit increased to $852.6 million for the year to date from $764.9 million in the prior year period, and gross profit as a percentage of revenue was 64.0% year to date compared to 59.7% in the prior year period. The 430 basis point increase is due primarily to pricing initiatives, increased demand, and the exit from the single-use retail bottled water business in North America.
Europe gross profit increased to $156.6 million for the year to date from $139.2 million in the prior year period, and gross profit as a percentage of revenue was 68.6% year to date compared to 67.7% in the prior year period. The 90 basis point increase is due primarily to pricing initiatives, increased demand and favorable impact of foreign exchange rates.
Other gross profit decreased to $73.9 million for the year to date from $76.0 million in the prior year, and gross profit as a percentage of revenue was 36.8% year to date compared to 38.8% in the prior year period. The 200 basis point decrease is due primarily to the unfavorable impact of foreign exchange rates.
Selling, General and Administrative Expenses
SG&A expenses increased to $936.5 million for the year to date from $867.2 million in the prior year period. SG&A expenses as a percentage of revenue was 53.2% year to date compared to 51.6% in the prior year period.
North America SG&A expenses increased to $687.2 million for the year to date from $624.0 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor and transportation cost increases, which increased by $22.2 million and $5.3 million, respectively, from the prior year period and increases in insurance costs of $10.2 million from the prior year period.
Europe SG&A expenses increased to $136.6 million for the year to date from $134.5 million in the prior year period due primarily to the unfavorable impact of foreign exchange rates of $1.7 million.
Other SG&A expenses increased to $112.7 million for the year to date from $108.7 million in the prior year period due primarily to higher labor costs and professional fees which increased $3.1 million and $4.8 million, respectively, from the prior year period, partially offset by favorable impact of foreign exchange rates of $5.5 million.

Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $6.4 million for the year to date from $12.5 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 0.4% year to date compared to 0.7% in the prior year period.
North America acquisition and integration expenses decreased to $4.6 million for the year to date from $8.2 million in the prior year period due primarily to costs in the prior year period associated with the exit from the single-use retail bottled water business in North America.
Europe acquisition and integration expenses decreased to $0.4 million for the year to date from $3.0 million in the prior year period due primarily to lower costs associated with tuck-in acquisitions.
Other acquisition and integration expenses remained relatively flat at $1.4 million for the year to date compared to $1.3 million in the prior year period.
Impairment Charges
There were no impairment charges for the year to date compared to $29.1 million for the comparable prior year period. Impairment charges as a percentage of revenue was nil year to date compared to 1.7% in the comparable prior year period.
There were no Europe impairment charges for the year to date compared to $29.1 million in the comparable prior year period due to the non-cash impairment charges resulting from the exit of our business in Russia and realignment of our segments in the prior year period.
Gain on Sale of Property
Gain on sale of property increased to $5.3 million for the year to date from nil in the prior year period. Gain on sale of property as a percentage of revenue was 0.3% year to date compared to nil in the prior year period.
The increase was due to the completion of sale transactions for two of our owned real properties in North America.
Operating Income (Loss)
Operating income increased to $141.5 million for the year to date from $66.9 million in the prior year period.
North America operating income increased to $162.3 million for the year to date from $129.2 million in the prior year period due to the items discussed above.
Europe operating income increased to $19.5 million for the year to date from an operating loss of $27.6 million in the prior year period due to the items discussed above.
Other operating loss increased to $40.3 million for the year to date from $34.7 million in the prior year period due to the items discussed above.
Other Expense (Income), Net
Other income, net was $4.2 million for the year to date compared to other expense, net of $34.6 million in the prior year period due primarily to unrealized foreign exchange gains in the current year period compared to unrealized foreign exchange losses in the prior year period and income from tariff refunds in the current year.
Income Taxes
Income tax expense was $28.0 million for the year to date compared to income tax expense of $8.9 million in the prior year period. The effective tax rate for the year to date was 31.6% compared to (46.8)% in the prior year period.
The effective tax rate for the three months ended September 30, 2023 varied from the effective tax rate in the comparable prior year period due to foreign exchange losses incurred in the third quarter of 2022 in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances. The effective tax rate for the nine months ended September 30, 2023 varied from the effective tax rate in the comparable prior year period due primarily to impairment charges incurred in the second quarter of 2022 for which minimal tax benefit was recognized and foreign exchange losses incurred in the third quarter of 2022 in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances.
The effective tax rate for the three and nine months ended September 30, 2023 varied from the statutory tax rate due primarily to losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.

Liquidity and Capital Resources
As of September 30, 2023, we had total debt of $1,439.4 million and $97.8 million of cash and cash equivalents compared to $1,513.6 million of debt and $122.6 million of cash and cash equivalents as of December 31, 2022.
Our global operations expose us to risks associated with disruptions to global supply chains, labor shortages, inflation and the ongoing Russia/Ukraine and Israel/Hamas wars which are likely to continue to create challenging conditions for our business, through increased costs, increased employee attrition and vacancies, lower consumer spending, volatility in financial markets or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows.
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
As of September 30, 2023, our outstanding borrowings under the Revolving Credit Facility were $132.0 million and outstanding letters of credit totaled $55.2 million, resulting in total utilization under the Revolving Credit Facility of $187.2 million. Accordingly, unused availability under the Revolving Credit Facility as of September 30, 2023 amounted to $162.8 million.
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
A dividend of $0.08 per common share was declared during each quarter of 2023 for an aggregate dividend payment of approximately $38.6 million.

The following table summarizes our cash flows for the three and nine months ended September 30, 2023 and October 1, 2022, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net cash provided by operating activities	$148.1	$92.7	$259.2	$183.0
Net cash used in investing activities	(41.2)	(80.8)	(155.1)	(176.9)
Net cash used in financing activities	(94.4)	(14.8)	(128.8)	(33.3)
Effect of exchange rate changes on cash	(1.5)	(3.8)	(0.1)	(5.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	11.0	(6.7)	(24.8)	(32.9)
Cash and cash equivalents and restricted cash, beginning of period	86.8	102.2	122.6	128.4
Cash and cash equivalents and restricted cash, end of period	$97.8	$95.5	$97.8	$95.5
Operating Activities
Cash provided by operating activities was $259.2 million year to date compared to $183.0 million in the prior year period. The $76.2 million increase was due primarily to improved earnings, excluding non-cash charges, and a decrease in cash used for working capital relative to the prior year period.
Investing Activities
Cash used in investing activities was $155.1 million year to date compared to $176.9 million in the prior year period. The $21.8 million decrease was due primarily to a decrease in additions to property, plant and equipment, and proceeds from sale of property, partially offset by an increase in tuck-in acquisitions relative to the prior year period.
Financing Activities
Cash used in financing activities was $128.8 million year to date compared to $33.3 million in the prior year period. The $95.5 million increase was due primarily to an increase in share repurchases and net payments on short-term borrowings.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2023.
Contractual Obligations
There were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2022 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2022 Annual Report.
Covenant Compliance
Indentures governing our outstanding notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of September 30, 2023, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.

Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of September 30, 2023.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of September 30, 2023.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares.
On August 9, 2022, our Board of Directors approved a new share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. There were a total of 1,272,612 shares repurchased for approximately $19.0 million under the plan during the nine months ended September 30, 2023. Repurchased shares were subsequently cancelled. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We are unable to predict the number of common shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Tax Withholding
In the third quarter of 2023, an aggregate of 46,989 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards. In the third quarter of 2022, an aggregate of 1,827 common shares were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 31, 2022, our equity has increased by $7.8 million. The increase was due to net income of $60.5 million, the issuance of common shares of $5.7 million, and share-based compensation costs of $6.7 million, partially offset by common shares repurchased and canceled of $22.4 million, common share dividend payments of $38.6 million and other comprehensive loss, net of tax of $4.1 million.
Dividend Payments
Common Share Dividend
On August 9, 2023, the Board of Directors declared a dividend of $0.08 per share on common shares, payable in cash on September 7, 2023 to shareowners of record at the close of business on August 24, 2023. On October 31, 2023, the Board of Directors declared a dividend of $0.08 per share on common shares, payable in cash on December 1, 2023, to shareowners of record at the close of business on November 21, 2023. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Except as described below, there have been no material changes to our risk factors since December 31, 2022. Please refer to our 2022 Annual Report.
We may devote a significant amount of our management’s attention and resources to our ongoing review of strategic opportunities, including potential divestitures, and we may not be able to fully realize the potential benefit of any such alternatives that we pursue.
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
On November 2, 2023, the Company announced a definitive agreement to sell a significant portion of the Company's international businesses to Culligan International, excluding the Aimia Foods, United Kingdom, Portugal, and Israel businesses. We are executing strategic alternatives for our remaining international businesses. The transaction is subject to the satisfaction of customary closing conditions, including regulatory approvals. Other events, changes or circumstances could delay the transaction or result in the termination of the transaction. There can be no assurances as to the Company’s ability to fulfill the conditions to closing in the expected timeframe, or at all, or the ability to achieve the expected benefits of the disposition. Even if completed, there can be no assurance that the strategic plan to divest our international businesses will receive the level of market support that we expect or that we will be able to achieve the anticipated operational, strategic and other benefits. Moreover, our business will be less diversified geographically, which could make us more susceptible to changing market conditions in North America.
In addition, we may incur significant costs in connection with evaluating and pursuing other strategic opportunities, regardless of whether any transaction is completed. We may not fully realize the potential benefits of any strategic alternatives or transactions that we pursue.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Share Repurchases
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. We did not repurchase any outstanding common shares under the plan during the third quarter of 2023.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period commencing on August 15, 2022. We did not repurchase any outstanding common shares under the plan during the third quarter of 2023 and the program has now expired.

Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2023 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2023 - July 31, 2023	46,208	$12.54	N/A	N/A
August 1, 2023 - August 31, 2023	558	$14.52	N/A	N/A
September 1, 2023 - September 30, 2023	223	$15.26	N/A	N/A
Total	46,989

Item 5. Other Information

During the third quarter of 2023, none of our directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Continuance of Primo Water Corporation, dated July 7, 2021.	10-Q	3.1	8/6/2021	001-31410
3.2	Second Amended and Restated By-Law No. 1 of Primo Water Corporation, dated May 3, 2023.	8-K	3.1	5/3/2023	001-31410
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.					*
101
The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed November 3, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.
*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

______________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: November 3, 2023	/s/ David Hass
David Hass
Chief Financial Officer
(On behalf of the Company)

Date: November 3, 2023	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)