Form 10-K
period 2023-12-30
Primo Water Corp /CN/
filed 2024-02-28
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of July 01, 2023 (based on the closing sale price of $12.54 for the registrant’s common shares as reported on the New York Stock Exchange on June 30, 2023) was $1,934.5 million.
(Reference is made to Part II, Item 5 for a statement of assumptions upon which the calculation is made).
The number of the registrant’s outstanding common shares as of February 21, 2024 was 159,511,008.
Documents incorporated by reference
Portions of our definitive proxy statement for the 2024 Annual and Special Meeting of Shareowners, to be filed within 120 days of December 30, 2023, are incorporated by reference in Part III. Such proxy statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.
Any reference to 2023, 2022 and 2021 corresponds to our fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
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
Factors that could cause actual results to differ materially from those described in this Annual Report on Form 10-K include, among others: financial condition and results of operations; our ability to compete successfully in the markets in which we operate; fluctuations in commodity prices and our ability to pass on increased costs to our customers or hedge against such rising costs, and the impact of those increased prices on our volumes; our ability to maintain favorable arrangements and relationships with our suppliers; our ability to manage supply chain disruptions and cost increases related to inflation; our ability to manage our operations successfully; currency fluctuations that adversely affect the exchange between currencies including the U.S. dollar, the British pound sterling, the Euro and the Canadian dollar; the impact on our financial results from uncertainty in the financial markets and other adverse changes in general economic conditions, including inflation and interest rates; any disruption to production at our manufacturing facilities; our ability to maintain access to our water sources; the impact of climate change on our business; our ability to protect our intellectual property; the seasonal nature of our business and the effect of adverse weather conditions; the impact of national, regional and global events, including those of a political, economic, business and competitive nature, such as the Russia/Ukraine war or the Israel/Hamas war; the impact of a pandemic, such as COVID-19, related government actions and our strategy in response thereto on our business; our ability to fully realize the potential benefit of the strategic opportunities that we pursue; our ability to realize cost synergies of our acquisitions due to integration difficulties and other challenges; our exposure to intangible asset risk; our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness; our ability to maintain compliance with the covenants and conditions under our debt agreements; fluctuations in interest rates, which could increase our borrowing costs; our ability to recruit, retain and integrate new management; our ability to renew our collective bargaining agreements from time to time on satisfactory terms; compliance with product health and safety standards; liability for injury or illness caused by the consumption of contaminated products; liability and damage to our reputation as a result of litigation or legal proceedings; changes in the legal and regulatory environment in which we operate; our ability to adequately address the challenges and risks associated with our international operations and address difficulties in complying with laws and regulations including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010; the impact on our tax obligations and effective tax rate arising from changes in local tax laws or countries adopting more aggressive interpretations of tax laws; disruptions in our information systems; our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or the Company; our ability to maintain our quarterly dividend; or credit rating changes.

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
We originally incorporated in 1955 and, following the July 2021 continuance to the jurisdiction of the Province of Ontario, are governed by the Business Corporations Act (Ontario). Our principal executive office is located at 1150 Assembly Dr. Suite 800, Tampa, Florida, United States 33607.
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 10,900 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America which ensures strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our U.S. operations achieved carbon neutral certification in 2020 under the Carbon Neutral Protocol, an international standard administered by Climate Impact Partners. In 2021, Primo announced its planned exit from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category reduced single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins. The exit was completed during the second quarter of 2022.
On November 2, 2023, Primo and Osmosis Buyer Limited, a company incorporated in England and a subsidiary of the Culligan Group (“Purchaser”), entered into a Share Purchase Agreement (the “Purchase Agreement”) providing for the sale of Carbon Luxembourg S.à.r.l. and certain of its subsidiaries (the "European Business"). On December 29, 2023, Primo completed the sale of the European Business for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments, resulting in total cash consideration of $565.9 million (the “European Divestiture”). The European Divestiture did not include Primo's interest in Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd (“Fonthill”), John Farrer & Company Limited (“Farrers”), the portions of the Eden Springs Netherlands B.V. business located in the United Kingdom, Israel, and Portugal (collectively the "Remaining International Businesses"). The European Business and the Remaining International Businesses are collectively the "International Businesses." This deal is the first of several transactions that will occur in 2024 as part of a Board-approved plan to sell all of our international businesses representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations for all periods presented. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations. Unless otherwise noted, discussion within Part I and Part II relates to continuing operations.
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million during the second quarter to reduce the carrying value of the assets to the estimated fair value less costs to sell. Separately, we reviewed and realigned our reporting segments. The decision to exit our business in Russia and the realignment of segments resulted in a triggering event for goodwill and intangible assets with indefinite lives requiring quantitative assessments for the combined Eden business (which, prior to realignment, included the Eden Europe and Eden Israel businesses) immediately before the realignment of segments and for the Eden Europe and Israel businesses upon realignment of segments. These assessments resulted in recording a goodwill impairment charge of $11.2 million due to a decrease in cash flows associated with the exit from our business in Russia and recording a trademark impairment charge of $6.7 million due primarily to a decrease in the royalty rate used in the quantitative analysis. These impairment charges totaling $17.9 million are included in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations for the twelve months ended December 31, 2022. The impairment charge of

$11.2 million to reduce the carrying value of the Russia business to its estimated fair value less costs to sell is included within impairment charges on the Consolidated Statements of Operations for the twelve months ended December 31, 2022 and is included within the Other category. The exit of our business in Russia was completed during the third quarter of 2022.
Our Operations
At the beginning of 2023, our business operated through two reporting segments: (i) North America, which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and the businesses associated with the acquisition of Primo Water Corporation ("Legacy Primo"), and (ii) Europe, which included the European business of Eden Springs Netherlands B.V. (“Eden Europe”), and our Decantae and Fonthill businesses. The Other category included the Israel business of Eden ("Eden Israel"), and our Aimia and Farrers businesses, as well as our corporate oversight function and other miscellaneous expenses.
During the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations which reflects how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, our one reporting segment is North America, which includes our DSS, Aquaterra, Mountain Valley and Legacy Primo businesses. The Other category includes our corporate oversight function and other miscellaneous expenses and the results of our business in Russia prior to the exit of the business during the third quarter of 2022. Segment reporting results have been recast to reflect these changes for all periods presented.
North America
Our North America reporting segment provides bottled water solutions, water filtration and coffee services to customers in North America. Products included in our North America reporting segment consist primarily of bottled water, water dispensers, purified bottled water, self-service refill drinking water, premium spring, sparkling and flavored essence water, filtration equipment and coffee.
Other
The Other category includes our corporate oversight function and other miscellaneous expenses and the results of our business in Russia prior to the exit of the business during the third quarter of 2022.
Competitive Strengths
The combination of our scale and density of our routes in key markets, our industry-leading infrastructure, and our emphasis on superior customer service is intended to create significant competitive strengths. We continually invest in our delivery, exchange and refill service infrastructure, call centers and service capabilities to earn our position as an industry leader. We believe these investments have positioned us to benefit from a number of positive industry dynamics and new growth opportunities. First, we intend to capture new customers as we benefit from favorable consumer trends across our addressable markets, including increased focus on health and wellness, and concerns about deteriorating municipal water quality. Second, we believe our ability to offer complementary water and filtration products and services represents a significant untapped opportunity. Third, the highly fragmented market in which we operate affords us ample opportunity to make the most of our scale, systems and customer density to execute synergistic tuck-in acquisitions across all of our service areas. We believe these strengths, along with the strengths outlined below, will allow us to maximize growth opportunities to drive sustainable and profitable growth.
Leading Position in Multiple Service Platforms
We have a leading volume-based national presence in the North American bottled water industry. We offer a portfolio of well-known brands with longstanding heritages, such as Primo®, Crystal Springs®, Mountain Valley®, Crystal Rock®, Vermont Pure®, Sparkletts®, Hinckley Springs®, Kentwood Springs®, Canadian Springs®, and Labrador Source®, which have contributed to our leadership position in the bottled water industry. In water filtration, we offer a complete range of products including carbon filtration and reverse osmosis filtration.
We are one of the leading direct-to-consumer providers that can offer comprehensive services to residential customers and small and medium-sized businesses, as well as large regional and national corporations and retailers. Our broad direct-to-consumer network creates an advantage in marketing and customer reach, while our extensive range of products and capabilities allows us to offer customers a convenient, single solution for high quality drinking water. We believe our position is strengthened by our presence in the exchange and refill channels and will be further strengthened through our ongoing efforts to enhance and promote our full-service water solutions offering to new and existing customers.
We also believe opportunities exist to increase sales of our products in our core markets by optimizing existing customer relationships, capitalizing on up-selling opportunities, obtaining new customers, exploring new channels of distribution and introducing new products through our broad reaching distribution network.

Water Delivery, Water Filtration or Point of Use and Office Coffee Service Platforms
We believe having one of the leading North American water delivery production and distribution networks in the industry gives us the ability to reduce our purchasing, manufacturing and delivery costs relative to our competitors as well as drive customer density within the markets we serve. We have an extensive water delivery, water filtration and office coffee services distribution network with a unique ability to service customers, along with numerous locations through which we provide our exchange and refill offerings. We believe our footprint infrastructure and attention to customer service uniquely enable us to support local, regional and national accounts, which differentiates us in the industry. Our network has allowed us to secure strategic relationships, which have been successful in attracting new customers and leveraging our production and delivery infrastructure. We are able to provide multiple products to our water delivery, water filtration and office coffee services customers at minimal additional cost and generate additional profits on those incremental sales.
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
Business Strategy
Our business strategy is aligned around a common purpose and vision and operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). Our purpose defines and identifies who we are and what sets us apart. We aim to Inspire Healthier Lives With Water Your Way. In order to achieve our purpose, our vision guides our decisions and future investments to help differentiate us from our competitors. We aim to become the leading brand in the pure-play water category with a unique portfolio of sustainable drinking water solutions. To achieve this vision, we have aligned around a common set of strategic pillars. These strategic pillars are integrated across our business to help drive a differentiated offering for our customers while at the same time providing an engaged and purpose-driven culture for our associates. Through our strategies, we believe we can drive an enhanced customer experience while at the same time leverage our scale to generate enhanced efficiencies. We also empower and motivate our associate base to help service our customers and their needs. When our associate experience is aligned and operating in tandem with that of our customers, we have the best ability to deliver growth for all stakeholders. We believe our business strategy will enable long-term measurable success in support of our vision and purpose.
Our strategic pillars and goals include:
•Water Your Way - we provide a diverse set of water solutions and products for residential, small and medium-sized businesses and retail customers. We believe this allows our customers access to on-trend and high-quality drinking water whenever, wherever and however customers want it. Our goal is to establish Primo as the preferred water brand in the spaces we compete by increasing customer penetration of our water solutions while also diversifying our customer base. Our financial model is strengthened by the recurring-revenue nature of our business model. Our offering is further enhanced through digital channels allowing customers to manage their delivery and order preferences or purchase products on owned and third-party online sites of our retail partners.
•Category Leading Innovation - we focus on new product innovation to drive customer penetration and increased water consumption. We focus on selling-in dispensers to retail locations and online and then work to promote the sell-through of these products to customers. We also provide dispensers for rent to Water Direct customers. We have expanded our dispenser offering with a variety of options that include hot, cold and technology to brew coffee, tea and other beverages in numerous price ranges that are suitable for our retail customer needs. We have also enhanced our lineup with color and style options that are on trend for residential and business settings. Dispenser innovation and enhancements also enable us to improve our service efficiency and reduce service costs.
•Customer for Life Promise - we position the customer at the center of everything we do. Our goal is to increase the customer lifetime value through increased customer retention. We seek to understand customer needs and listen to their feedback across our product offerings. By providing trusted high-quality products and equipment and responding to their service needs, we believe we can enhance the value of the relationship. We continue to build out interactive digital touch-points to improve the customer experience.

•Operational Excellence - we believe we can unlock and increase efficiencies through our scale and product offering. With our pure-play water focus we have begun streamlining and centralizing support functions. Additionally, we have enhanced our staff with a procurement team to help drive valuable supplier partnerships and harmonize our best practices. In conjunction with our other strategies, as we increase our customer base and customer diversity, we believe it will improve our route density and network optimization.
•Environmental, Social and Corporate Governance ("ESG") Leadership - we strive to provide a positive impact on the environment, our associates and the communities where we live, work and service. We maintain sustainable water resources, have achieved carbon neutrality throughout our organization, aim to reduce our carbon footprint further and energy usage, and seek to increase the use of recycled packaging. We promote associate health and safety initiatives, as well as diversity, equity and inclusion training for all management. Additionally, we aim to ensure our supplier community complies with all federal, state and local human relations laws and regulations, and each supplier is required to comply with our Global Supplier Code of Conduct. Our Code of Business Conduct and Ethics drives compliance with all relevant rules and regulations.
•Associate Experience - we are developing a purpose-driven culture that will drive an enhanced associate experience. Our goal is to attract and retain highly-engaged associates who will live our purpose in their interactions with our customers, as well as in their communities. We seek to implement an effective talent strategy that focuses on the entire associate lifecycle – onboarding to exit.
We ultimately believe that our strategies will help drive increased customer growth and greater customer retention due to our innovation and on-trend water solution offerings, all while leveraging our operating scale. Our associates will be highly-engaged in driving our purpose and engaging in our ESG leadership.
Focus on Water Direct, Water Exchange, Water Refill and Water Filtration Solutions Growth
Using our strategic pillars, our goals are to grow profitably as consumers move to healthier beverage options and to sell across multiple channels. This drives our customer density and consumption, reducing costs to serve.
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
We intend to utilize our e-commerce capabilities to employ data-driven customer acquisition, increase penetration, expand our customer base and provide a seamless strategy for improved customer experience, retention and long-term growth. Our e-commerce capabilities utilize common platforms while engaging and serving potential and current customers in the most optimized manner.
We believe our ability to offer complementary water and filtration products and services represents a significant untapped opportunity as nearly all of our existing and target customers consume multiple products. We believe we are well-positioned to capitalize on this opportunity utilizing our strong relationships and frequent face-to-face interactions with our large installed customer base. RSRs are trained to sell across our product set and are highly incentivized through our commission structure to promote new products to existing customers, which increases sales and average revenue per customer.
We intend to proactively pursue accretive acquisitions to complement our organic growth. The highly fragmented market in which we operate affords us ample opportunities to execute synergistic water delivery and filtration tuck-in acquisitions. Our acquisition strategy is consistent with our objective to continually build customer density and reduce the overall cost of servicing our existing customer base. We have a proven track record of achieving significant synergies and integrating companies onto our platform, and we believe that our acquisition strategy will continue to improve our profitability.
We have managed to pursue this acquisition strategy while reducing leverage levels by employing a combination of disciplined purchasing, successful integration and synergy realization, and divestiture of assets that are no longer instrumental to our purpose, vision or strategy. In the second quarter of 2022, Primo exited from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category is estimated to reduce single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins.
Evaluate Acquisition Opportunities
We will continue to evaluate additional opportunities to expand our positions in the water delivery and filtration service categories, as well as other higher margin or growth-oriented water categories where we believe our platform, operating strength and synergies can be leveraged.

Financial Information about Segments
For financial information about reporting segments and geographic areas, see Note 10 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Ingredient and Packaging Supplies
In addition to water, the principal raw materials required to produce our products are polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. The cost of these raw materials can fluctuate substantially over time. We have implemented a number of risk mitigation programs in order to reduce the risk of commodity fluctuations in key areas such as energy surcharges tied to certain energy indexes within North America. Our core product of bottled water utilizes a reusable bottle that allows for the overall cost to service to be spread out over a number of recurring trips to our customer base. We utilize a refill, reuse and recycle concept with our three gallon (“3G”) and five gallon (“5G”) bottled water packaging. Where we have not established a risk mitigation program, it is often necessary to recover the increased cost of materials through price increases, which we have historically had success in implementing in order to reduce our overall exposure to rising ingredient and packaging costs.
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
Trade Secrets, Copyrights, Trademarks and Licenses
We sell a majority of our 3G and 5G bottled water under our own brands while our office coffee services business sells both our branded products as well as products under which we have a distribution license. We own registrations for various trademarks that are important to our worldwide business, including Primo®, Alhambra®, Crystal Rock®, Mountain Valley®, Deep Rock®, Hinckley Springs®, Crystal Springs®, Kentwood Springs®, Mount Olympus®, Pureflo®, Sierra Springs®, Sparkletts®, and Renü® in the United States and Canadian Springs®, Labrador Source® and Amazon Springs® in Canada. We have filed certain trademark registration applications and intend to develop additional trademarks and seek registrations for such trademarks and to develop other intellectual property. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.
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
Customers
We have limited customer concentration as no customer accounts for more than 10% of our net revenues.
Competition
Our principal competitors are local, regional and national bottled water businesses as well as providers of various types of water filtration units and services. We face significant competition in our business as distribution methods for bottled water products continue to change and evolve. Our business also faces increased competition from filtration units. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit.
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
We currently offer and use non-refillable recyclable containers in the United States and Canada. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and Canada requiring that deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels. In the second quarter of 2022, we exited from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category is estimated to reduce production of plastic water bottles by more than 400 million, annually, while also improving overall margins.
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
Human Capital
Employees
As of December 30, 2023, we had over 6,400 employees, of whom approximately 6,330 were in the North America reporting segment; and approximately 70 were in the Other category. We have entered into collective bargaining agreements covering approximately 390 of the employees in the North America reporting segment which all contain terms that we believe are typical in our industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.

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
Health and Safety
Primo is committed to providing our customers with safe and high-quality water products, while ensuring the health and safety of our associates, contractors, and the communities in which we operate. Our approach to health and safety is rooted in our tenets and core values, and we continuously strive to ensure that safety, security, and quality always come first.
The Company’s health and safety program is designed to proactively identify, assess, and manage risks and hazards associated with our operations, products, and services. We operate in compliance with all applicable health and safety laws, regulations, and standards, and our program includes a comprehensive set of policies, procedures, and training programs that cover all aspects of our business operations, including manufacturing, distribution, and customer service.
At Primo, we believe that safety, security, and quality are the foundation of a successful organization. As such, we maintain a proactive approach to risk management, which includes regular risk assessments, observations and inspections to identify and mitigate unsafe conditions and behaviors in our operations while building a caring culture. We have a strong reporting process to ensure that all incidents and hazard identifications are investigated, and appropriate corrective and preventative actions are taken.
Primo is committed to continuously improving our health and safety program to ensure that we exceed the expectations of our stakeholders. We believe that our commitment to safety, security, and quality is essential to our long-term success, and we will continue to invest in our health and safety programs to achieve our goal of zero incidents.
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
Serving Our Communities
We are strongly committed to the communities we serve and to the world at large. After all, our families live, work and play in the local communities where we operate.
It is part of our purpose to promote hydration and wellness via sponsorships and in-kind donations, and to provide aid in the times of need. We provide bottled water products for local sporting events, culinary and hospitality programs, fundraisers, and associate-supported efforts and have also contributed time and resources to many regional causes. In addition, we donate water to medical centers and first responders, as well as support hospitality partners feeding front-line workers during extreme weather-related incidents and natural disasters.
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
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are also available free of charge on our website at www.primowatercorp.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with, or furnish to, the SEC or to Canadian securities regulatory authorities nor is such information incorporated by reference herein or therein.
We are responsible for establishing and maintaining adequate internal control over financial reporting as required by the SEC. See “Management’s Report on Internal Control over Financial Reporting” in Item 9A.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations for both continuing operations and discontinued operations. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may negatively affect our business, financial condition or results of operations.
Risks Related to Our Business, Industry and Operations
We may be unable to compete successfully in the markets in which we operate.
We face competition in our business as distribution methods for bottled water products continue to change and evolve. The increasing availability of multi-gallon water bottles in retail stores could affect our business as some customers may choose to purchase water in returnable bottles through competitors' retail products rather than ours. Our business also faces increased competition from filtration units in the market. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit. Additionally, retail and internet availability of these products could negatively affect demand for the direct distribution sources we offer.

Supply chain disruptions and cost increases related to inflation had, and could continue to have, an adverse effect on our business, operating results, and financial condition.
We experienced inflationary cost increases in our underlying expenses, including transportation and labor costs. We were impacted by global supply chain disruption, which increased ocean freight voyage lead times for the shipment of our water dispensers to our branch locations and increased freight costs.
The Company largely was able to mitigate the impacts of inflation and supply chain disruptions. Our mitigation strategies, such as price increases and cost control efforts, have provided us the necessary flexibility to respond to the risks.
While we have taken steps to minimize the impact of these increased costs, global supply chain disruption and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows.
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
We conduct operations in different areas of the world, involving transactions denominated in multiple currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. While we may enter into financial transactions to address these risks, there can be no assurance that currency exchange rate fluctuations will not negatively affect our financial condition, results of operations and cash flows. In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.
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
A disruption in production at our production facilities or those of our suppliers, distribution channels or service networks could have a material adverse effect on our business. The disruption could occur for many reasons, including fire, natural disasters, pandemics, weather, manufacturing problems, contamination, diseases, strikes or labor shortages, supply chain disruptions, transportation interruption, government regulation, war, terrorism or other hostile acts. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively impact our business and results of operations.
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

Climate change may have an adverse impact on our business and results of operations.
There is concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns and an increase in the frequency or duration of extreme weather and climate events. These changes could adversely impact some of our facilities, the availability and cost of key raw materials and water resources we use. Public expectations for reductions in greenhouse gas emissions are rapidly changing and may require us to make additional investments in facilities and equipment, including more fuel-efficient vehicles. In addition, federal, state or local governmental authorities may propose legislative and regulatory initiatives in response to concerns over climate change , such as the new disclosure requirements that have been adopted in the European Union and California and additional requirements expected to be adopted by the SEC, which could have varying and inconsistent requirements that could increase our compliance costs and may require additional investments or increase the cost of raw materials, fuel, ingredients and water. Further, if we are unable to meet public expectations and regulatory developments, or if our existing practices and procedures are not adequate to meet new regulatory requirements, we may miss corporate opportunities or become subject to regulatory scrutiny or third-party claims. As a result, the effects of climate change could have an adverse impact on our business and results of operations.
Our success depends, in part, on our intellectual property, which we may be unable to protect.
While we own certain of the trademarks used to identify our beverages, other trademarks are used through licenses from third parties or by permission from our customers. Our success depends, in part, on our ability to protect our intellectual property across multiple jurisdictions.
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
Global or regional unrest, conflict, geopolitical disputes or catastrophic events could affect our operations and results of operations.
Our business can be affected by war, large-scale terrorist or other hostile acts, especially those directed against the United States or other major industrialized countries in which we do business, major natural disasters, long-term periods of drought, or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business, could disrupt our supply of raw materials, and could affect production, transportation and delivery of products. For example, the U.S.-China trade relations remain uncertain, and if tensions continue to worsen, we may increase our onshoring and diversification efforts to reduce reliance on the Chinese supply chain which could impact our supply chain, production and delivery of products. Further, regional conflicts, such as the Ukraine-Russia and Israel-Hamas conflicts, could escalate and expand, which in turn could have negative impacts on our operations, including our operations and associates in Israel, and the global economy and financial markets. Such disruptions of regional or global economic activity can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.
The outbreak of contagious diseases, similar to COVID-19, could adversely affect our business, financial condition and results of operations.
Our business could be adversely affected by the effects of a widespread outbreak of contagious diseases, similar to COVID-19, which impacted global, national and local economies, created a number of macroeconomic challenges that impacted our business, including volatility and uncertainty in business planning, disruptions in global supply chains, material, freight and labor inflation, shortages of and delays in obtaining certain materials and labor shortages.
The extent of the impact of a pandemic similar to the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market, including the duration and scope of the pandemic, the emergence of new variants of the virus and the efficacy of vaccines against such variants, global economic conditions during and after the pandemic, including disruptions in the global supply chain, inflation and labor shortages, government actions that may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.
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
We are executing strategic alternatives for our remaining international businesses. There can be no assurance that the strategic plan to divest our Remaining International Businesses will receive the level of market support that we expect or that we will be able to achieve the anticipated operational, strategic and other benefits. Moreover, our business will be less diversified geographically, which could make us more susceptible to changing market conditions in North America.
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
As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon targeted analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We evaluate the recoverability of recorded goodwill and indefinite life intangible asset amounts annually, or when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment and certain underlying assumptions. Goodwill accounted for approximately $1,004.6 million of our recorded total assets as of December 30, 2023. Our other intangible assets with indefinite lives as of December 30, 2023 relate primarily to the trademarks acquired in our historical acquisitions. These assets have an aggregate net book value of $381.2 million, and are more fully described in Note 1 to the Consolidated Financial Statements.
As of December 30, 2023, our intangible assets subject to amortization, net of accumulated amortization for continuing operations were $333.0 million, which consisted principally of $310.7 million of customer relationships that arose from acquisitions, $13.8 million of software, and $5.9 million of patents. Customer relationships are typically amortized over the period for which we expect to receive the economic benefits. The customer relationships acquired in connection with our historical acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill, trademarks or trade names. For additional information on accounting policies we have in place for goodwill and indefinite life intangible asset impairment, see our discussion under “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1 to the Consolidated Financial Statements.
Financial, Credit and Liquidity Risks
We have a significant amount of outstanding indebtedness, which could adversely affect our financial health, and future cash flows may not be sufficient to meet our obligations.
As of December 30, 2023, our total indebtedness was $1.3 billion. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:
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
Our Revolving Credit Facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our Revolving Credit Facility, we are and will be exposed to changes in interest rates. In 2022 and 2023, interest rates have risen significantly in efforts to mitigate ongoing inflation, which has increased our debt service costs over prior periods. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. As of December 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility.
Risks Related to Our Human Capital
Our success depends in part upon our ability to recruit, retain and prepare succession plans for our CEO, CFO, senior management and key employees.
The performance of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), senior management and other key employees is critical to our success. In January 2024, we appointed Robbert Rietbroek as our new CEO after the planned retirement of Tom Harrington, which was announced in May 2023. We plan to continue to invest time and resources in developing our senior management and key employee teams. Our long-term success will depend on our ability to recruit and retain capable senior management and other key employees, and any failure to do so could have a material adverse effect on our future operating results and financial condition. Further, if we fail to adequately plan for the succession of our CEO, CFO, senior management and other key employees, our results of operations could be negatively affected.
Our business could be adversely affected by increased labor costs.
Increased labor costs, due to factors such as competition for workers, labor shortages, labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or other legal or regulatory changes, may adversely impact our operating costs. In addition, competition for all qualified personnel is increasingly intense and there can be no assurance that we will be successful in hiring, training, and retaining personnel in the future. The extent and duration of the impact of labor market challenges are subject to numerous factors, availability of qualified personnel and competition from within our industry.
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
Risks Related to Our Information Technology, Cybersecurity and Data Protection
An interruption or cybersecurity breach, disruption or misuse of our information systems, or the information systems of our third-party service providers, could have a material adverse effect on our business.
We depend on highly complex key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third-party providers for various networking, application hosting and related business process services which support our key information systems. Maintaining and upgrading such systems is increasingly costly, and issues with performance by these third parties may disrupt our operations and as a result, our operating expenses could increase, which could negatively affect our results of operations.
In addition, these systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, war, terrorism or other hostile acts, software, equipment or telecommunications failures, processing errors or supplier defaults. Moreover, the nature of these digital systems makes them potentially vulnerable to cybersecurity attacks, such as computer viruses, ransomware, phishing, hackers, or other security issues. In addition, the rapid evolution and increased adoption of new technologies, such as artificial intelligence, may intensify our cybersecurity risks.
Cybersecurity attacks have become increasingly common and we have experienced immaterial business disruption, monetary loss and data loss as a result of phishing, business email compromise and other types of attacks. Such events may be difficult to detect, and once detected, their impact may be difficult to assess and address. Additionally, security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, data loss, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, any of which could negatively affect our business and results of operations, subject us to penalties or result in reputational harm.

If we are unable to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our Company, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and negatively affect our results of operations.
The protection of our customer, employee and Company data is critical to us. We have procedures and technology in place to safeguard our customers’ debit card, credit card and other personal information, our employees’ private data and Company records and intellectual property. However, if we experience a data security breach of any kind, we could be exposed to negative publicity, government enforcement actions, private litigation or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing their purchases of our products and services or their use of the debit or credit card payment option. Any loss of our ability to securely offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively affecting our customer experience and significantly increasing our administrative costs related to customer payment processing. This could cause us to lose customers and could have a negative effect on our results of operations. While we maintain insurance coverage that is intended to address certain aspects of data security risks, the coverage may be insufficient to cover all losses or all types of claims that may arise.
In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union’s General Data Protection Regulation, which became effective in 2018, and the California Consumer Privacy Act, which became effective in 2020, impose significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.
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
As a producer and distributor of foods and beverages, we must comply with various federal, state, provincial, local and foreign laws and regulations relating to production, packaging, quality, labeling and distribution. The Food and Drug Administration (“FDA”) regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing, security and distribution under sanitary conditions and production in accordance with FDA “Current Good Manufacturing Practices.” We import certain of manufacturing equipment, and we must comply with import laws and regulations. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment.

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
Energy/Conservation Initiatives
The EPA has oversight over the Energy Star certification program for appliances, including bottled water dispensers, intended to lower energy consumption. While we are working closely with our water cooler manufacturers to ensure we have continued access to Energy Star certified bottled water dispensers, there can be no assurances that we will continue to have such access. Our inability to utilize compliant dispensers could negatively affect our business, financial condition, reputation and results of operations.
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
The increasing concern over climate change also may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and results of operations.
Packaging Ingredients
The manufacture and use of resins and Bisphenol A (“BPA”) used to make our 3G and 5G water bottles are subject to regulation by the FDA. These regulations relate to substances used in food packaging materials. BPA is contained in substantially all of our 3G and 5G returnable polycarbonate plastic bottles. Negative media attention regarding BPA has generated concern in the bottled water market. Regulatory agencies in several jurisdictions worldwide, including the FDA, have found these materials to be safe for food contact at current levels, but a significant change in regulatory rulings or state or local laws concerning BPA could have an adverse effect on our business. Extensive negative public perception regarding food packaging that uses BPA or other types of plastics, or the presence of nanoplastics in water generally, could cause consumers to stop purchasing our products manufactured in polycarbonate bottles. Further, the emergence of new scientific evidence or reports that suggests our polycarbonate water bottles are unsafe, or interpretations of existing evidence by regulatory agencies that lead to prohibitions on the use of polycarbonate plastic as packaging for food contact materials, could cause a serious disruption in our ability to package our bottled water products. If polycarbonate plastic becomes a banned substance, we may not be able to adopt alternative packaging, and conduct extensive and costly safety testing, in time to prevent adverse effects to our business, financial condition and results of operations. Further, if our competitors successfully integrate BPA-free packaging into their business and BPA is subsequently deemed undesirable or unsafe, our competitors may have a significant competitive advantage over us.

Hazardous Materials
We engage in or have in the past engaged in the handling, storage or use of hazardous substances, including for the maintenance and fueling of our vehicle fleet. We are also required to obtain environmental permits from governmental authorities for certain operations. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be held liable for any consequences arising out of human exposure to hazardous substances or other environmental damage.
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
We currently operate internationally across North America, the United Kingdom, Portugal and Israel. As a result, our business is exposed to risks inherent in foreign operations. If we fail to adequately address the challenges and risks associated with our international operations and acquisition strategy, we may encounter difficulties in our international operations and implementing our strategy, which could impede our growth or harm our operating results. These risks, which can vary substantially by jurisdiction, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and local laws prohibiting payments to government officials and other corrupt practices, tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. Additional risks include the potential for restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatility of the economic environment has increased the risk of disruption and losses resulting from hyper–inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations.

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
Our income tax expense includes tax benefits resulting from several reorganizations of our legal entity structure and refinancing of intercompany debt during the last three years. However, since the calculation of our tax liabilities involves dealing with uncertainties in the application of complex and changing tax laws and regulations in a multitude of jurisdictions across our operations, our effective tax rate may ultimately be different than the amount we are currently reporting. In addition, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with nonresident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable. The Organization for Economic Cooperation and Development released guidance related to Base Erosion and Profit Shifting which may also result in legislative changes that could impact our effective tax rate.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act ("IRA"), which introduces among other items, an excise tax that would impose a 1% surcharge on stock repurchases by covered corporations beginning in 2023. We could be subject to this new excise tax depending on the manner in which the stock repurchase is funded.
Risks Related to Our Common Shares
We may not continue our quarterly dividend and shareowners may never obtain a return on their investment.
We have paid quarterly cash dividends since 2012. Most recently, our Board of Directors declared a dividend of $0.09 per common share to be paid in cash on March 25, 2024 to shareowners of record at the close of business on March 8, 2024. However, there can be no assurance that we will continue to declare quarterly dividends in the future. The declaration and payment of future dividends on our common shares is subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants and other restrictions on payment set forth in the instruments governing our indebtedness in effect from time to time. Accordingly, shareowners must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any return on their investment.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Cybersecurity Risk Management, Strategy and Governance
The Company maintains a robust cybersecurity infrastructure to safeguard our operations, networks and data through comprehensive security measures including our technology tools, internal management and external service providers.
The Company’s Global Chief Information Security Officer (“CISO”) is responsible for assessing, identifying, and managing the risks from cybersecurity threats. This individual has over 30 years of experience in information security positions. Our CISO holds the Certified Information Security Manager and Certified Information Systems Security Professional certifications from ISACA and ISC2, respectively, two leading independent cybersecurity associations.
Our Board of Directors, primarily through the Audit Committee, oversees management's approach to managing cybersecurity risks. The Audit Committee holds periodic discussions with management regarding the Company’s guidelines and policies with respect to cybersecurity risks and receives regular reports regarding such risks and the steps management has taken to monitor and control any exposure resulting from such risks. Our CISO also leads an annual review and discussion with the full Board of Directors dedicated to Primo’s cyber risks, threats, and protections and provides updates throughout the year, as warranted.
We have processes and a risk-based approach that align with the National Institute of Standards and Technology Cybersecurity Framework. Our information security program includes, among other aspects, vulnerability management, antivirus and malware protection, encryption and access control, and employee training. The CISO reviews emerging threats, controls, and procedures as part of assessing, identifying, and managing risks. This review aids in the identification of material breaches at other companies, including our third-party service providers. The CISO also discusses trends in cyber risks and our strategy to defend our information against cybersecurity incidents with our Audit Committee and executive leadership team on a regular basis, in addition to the annual review and discussion with the full board.
In addition to our dedicated information security and technology teams monitoring our daily operations, we engage independent third-party cybersecurity providers for managed systems security, endpoint detection and response, and threat and vulnerability management. Regular communication with these providers aids in the identification and remediation of potential threats, and we regularly review our relationships with and services from these providers against industry standards and evolving cybersecurity threats.
We also endeavor to apprise employees of emerging risks and require them to undergo annual security awareness trainings and supplemental trainings as needed. All employees undergo annual training and there are additional trainings for certain roles and functions. Additionally, we conduct periodic internal exercises to gauge the effectiveness of the trainings and assess the need for additional training.
Material cybersecurity incidents are required to be reported to the Board of Directors and to the SEC on Form 8-K. Our systems and services are vulnerable to interruptions or other failures resulting from cybersecurity attacks, such as computer viruses, ransomware, phishing, hackers, or other security issues. In addition, the rapid evolution and increased adoption of new technologies, such as artificial intelligence, may intensify our cybersecurity risks. An interruption or cybersecurity breach, disruption or misuse of our information systems, or the information systems of our third-party service providers, could have a material negative effect on our business, financial condition and results of operations but we have processes in place to mitigate these risks. As of the date of this report, we have not experienced material business disruption, monetary loss, and/or data loss as a result of phishing, business email compromise or other types of attacks.

ITEM 2.	PROPERTIES
Our business is supported by our extensive manufacturing and distribution network. Our manufacturing footprint encompasses 38 strategically located manufacturing and production facilities and 186 branch distribution and warehouse facilities. Our facilities are used to support our operations and are suitable and adequate to carry out our business at expected capacity for the foreseeable future. The facilities and square footage amounts noted below do not include vacant or underutilized properties.
The following table is a summary of our properties by segment as of December 30, 2023 and excludes properties classified as discontinued operations:

(square feet in millions)	North America		Other [2]		Total
	Count	Sq Ft.	Count	Sq Ft.	Count	Sq Ft.
Manufacturing and Production
Owned	11	0.8	—	—	11	0.8
Leased[1]	27	1.4	—	—	27	1.4
	38	2.2	—	—	38	2.2
Branch Distribution and Warehouses
Owned	42	0.7	—	—	42	0.7
Leased[1]	144	2.1	—	—	144	2.1
	186	2.8	—	—	186	2.8
Office Space
Owned	—	—	—	—	—	—
Leased[1]	3	0.1	2	0.1	5	0.2
	3	0.1	2	0.1	5	0.2
Total	227	5.1	2	0.1	229	5.2
______________________
1    Lease terms for non-owned properties expire between 2024 and 2040.
2    Properties in our Other category include our Corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS
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

SUPPLEMENTAL ITEM PART I. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 28, 2024. Our officers do not serve for a set term.

	Office	Age
Robbert Rietbroek	Chief Executive Officer	50
David Hass	Chief Financial Officer	45
Marni Morgan Poe	Chief Legal Officer and Secretary	54
William "Jamie" Jamieson	Global Chief Information Officer	51
Mercedes Romero	Chief Procurement Officer	57
Anne Melaragni	Chief Human Resources Officer	48
Jason Ausher	Chief Accounting Officer	50
•Robbert Rietbroek was appointed as our Chief Executive Officer and as a director on our Board of Directors effective as of the beginning of 2024. Mr. Rietbroek is a seasoned executive bringing more than 25 years of experience at Fortune 500 companies to Primo Water, including five years as Senior Vice President and General Manager responsible for Quaker Foods North America (QFNA), a reported sector of PepsiCo. Prior to his role at Quaker, Mr. Rietbroek was a Senior Vice President and General Manager PepsiCo Australia and New Zealand. Before his tenure at PepsiCo, Mr. Rietbroek served as Vice President and General Manager Australia, New Zealand, Pacific Islands and Vice President and Global Sector Leader Baby and Child Care at Kimberly-Clark. Mr. Rietbroek also spent nearly 16 years at Procter & Gamble in a variety of management and marketing roles in North America, Latin America, Europe, Middle East, and Africa. Mr. Rietbroek has worked across multiple consumer goods categories and has been recognized for exceptional brand building and innovation, achieving several awards and recognitions.
•David Hass was appointed Chief Financial Officer in January 2023. Prior to his appointment, Mr. Hass served as Chief Strategy Officer for the Company since 2020. From 2011 to 2020, Mr. Hass served in various roles with legacy Primo, including Chief Strategy Officer, Vice President of Strategy, Vice President of Financial Planning & Analysis (FP&A), as well as General Manager of the Canadian Business Unit and the Water Direct Business Unit. From 2007 to 2011, Mr. Hass served as Vice President of Consumer Investment Banking at Stifel (formerly Thomas Weisel Partners). Prior to that, Mr. Hass served as an Associate in the Client Financial Management practice at Accenture.
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
•Mercedes Romero was appointed Chief Procurement Officer in August 2020. Prior to joining us, Ms. Romero served as Vice President Sourcing and Supply Management from 2019 to 2020 for Ryder System Inc., overseeing global spend and supply planning teams. From 2017 to 2019, Ms. Romero served as Chief Procurement Officer/VP Procurement Americas with the Campari Group. From 1995 to 2017, Ms. Romero held various senior roles leading procurement and supply chain transformations for TEVA Pharma, Diageo, Starbucks, Clorox and Procter & Gamble. Ms. Romero currently serves on the board of directors of John B. Sanfilippo & Son, Inc., a publicly traded snack food manufacturer, and MarineMax Inc., a publicly traded recreational boat and yacht retailer.
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
As of February 21, 2024, we had 880 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 21, 2024 was $15.19 on the NYSE and C$20.51 on the TSX.
Our Board of Directors has declared a quarterly cash dividend in each quarter during 2023 and 2022. The quarterly cash dividend in 2023 was $0.08 per common share and aggregated to approximately $51.8 million. The quarterly cash dividend in 2022 was $0.07 per common share and aggregated to approximately $45.7 million. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes as well as other factors that our Board of Directors may deem relevant from time to time.
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

Shareowner Return Performance Graph
The following graph shows changes over our past five fiscal years in the value of $100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Russell 2000 Index; (iii) the peer group utilized in prior annual reports, which consists of publicly-traded companies in the water- and route-based service industries, comprised of: UniFirst Corporation, ADT Inc., Chemed Corporation, Terminix Global Holdings Inc. fka ServiceMaster Global Holdings, Inc. (included through the last trading day as a public company), Cintas Corporation, A.O. Smith Corporation, Franklin Electric Co., Inc., IDEX Corporation, Pentair plc, Xylem Inc., The Brink’s Company, Evoqua Water Technologies Corp. (included through the last trading day as a public company), Mueller Water Products, Inc., Rollins, Inc., Zurn Elkay Water Solutions Corporation (formerly known as Rexnord Corporation), Stericycle Inc., Tetra Tech, Inc., and Watts Water Technologies Inc.; (iv) a new peer group utilized in this Annual Report on Form 10-K, which better reflects our business consisting of publicly-traded companies in the water- and route-based service industries, comprised of: Addus HomeCare Corporation, ADT Inc., A.O. Smith Corporation, Aveanna Healthcare Holdings Inc., The Brink's Company, Casella Waste Systems, Inc., Chemed Corporation, Cintas Corporation, Consolidated Communications Holdings, Inc., Frontier Communications, Inc., Health Services Group, Inc., Heritage-Crystal Clean, Inc. (included through the last trading day as a public company), Rollins, Inc., Stericycle Inc., UniFirst Corporation, and Waste Connections, Inc. The closing price of Primo’s common shares as of December 29, 2023, the last trading day of 2023, was C$19.96 on the TSX and $15.05 on the NYSE. The following table is in US dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN
250.00
200.00
150.00
100.00
50.00
0.00
12/29/2018
12/28/2019
01/02/2021
01/01/2022
12/31/2022
12/30/2023
Primo Water Corporation
Russell 2000 Index
Peer Group (Old)
Peer Group (New)

 ASSUMES $100 INVESTED ON DECEMBER 29, 2018
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 30, 2023

Company / Market / Peer Group	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022	December 30, 2023
Primo Water Corporation	$100.00	$100.24	$118.89	$135.54	$121.81	$120.62
Russell 2000 Index	$100.00	$126.50	$151.79	$174.28	$138.66	$162.14
Peer Group (Old)	$100.00	$135.24	$172.11	$206.26	$187.47	$227.74
Peer Group (New)	$100.00	$131.42	$163.27	$191.01	$182.71	$219.73

Issuer Purchases of Equity Securities and Use of Proceeds
Common Share Repurchase Program
On August 9, 2023, the Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. During the fiscal year ended December 30, 2023, we repurchased 131,409 common shares for $1.9 million through open market transactions under this repurchase plan. There can be no assurance as to the precise number of common shares, if any, that will be repurchased under the repurchase plan in the future, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
The following table summarizes the repurchase activity under the repurchase plan for the quarter ended December 30, 2023:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	—	$—	—	$75,000,000
November 1 - November 30, 2023	31,129	$14.45	31,129	$74,550,062
December 1 - December 30, 2023	100,280	$14.96	100,280	$73,050,144
Total	131,409		131,409
On August 9, 2022, the Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. During the fiscal year ended December 30, 2023, we repurchased 1,272,612 common shares for $19.0 million through open market transactions under this repurchase plan. During the fiscal year ended December 31, 2022, we repurchased 1,753,479 common shares for $23.8 million through open market transactions under this repurchase plan.
On May 4, 2021, the Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period that expired on May 10, 2022. During the fiscal year ended January 1, 2022, we repurchased 2,646,831 common shares for $43.5 million through open market transactions under this repurchase plan, all in the fiscal year ended January 1, 2022.
Shares purchased under these repurchase plans were subsequently canceled.
Tax Withholdings
The following table contains information about shares that we withheld from delivering to employees during the quarter ended December 30, 2023 to satisfy their tax obligations related to share-based awards:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	—	$—	N/A	N/A
November 1 - November 30, 2023	75	$14.79	N/A	N/A
December 1 - December 30, 2023	80,895	$14.69	N/A	N/A
Total	80,970

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 10,900 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America which ensures strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our U.S. operations achieved carbon neutral certification in 2020 under the Carbon Neutral Protocol, an international standard administered by Climate Impact Partners. In 2021, Primo announced its planned exit from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category reduced single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins. The exit was completed during the second quarter of 2022.
The markets in which we operate are subject to some seasonal variations. Our water delivery sales are generally higher during the warmer months. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year.
We conduct operations in Canada and we are subject to currency exchange risks to the extent that our costs are denominated in currencies other than those in which we earn revenues. As our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and the Canadian dollar have had and will continue to have an impact on our results of operations.
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
In 2023, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities and making equipment upgrades.

On November 2, 2023, Primo and Osmosis Buyer Limited, a company incorporated in England and a subsidiary of the Culligan Group (“Purchaser”), entered into a Share Purchase Agreement (the “Purchase Agreement”) providing for the sale of Carbon Luxembourg S.à.r.l. and certain of its subsidiaries (the "European Business"). On December 29, 2023, Primo completed the sale of the European Business for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments, resulting in total cash consideration of $565.9 million (the “European Divestiture”). The European Divestiture did not include Primo's interest in Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd (“Fonthill”), John Farrer & Company Limited (“Farrers”), the portions of the Eden Springs Netherlands B.V. business located in the United Kingdom, Israel, and Portugal (collectively the "Remaining International Businesses"). The European Business and the Remaining International Businesses are collectively the "International Businesses." This deal is the first of several transactions that will occur in 2024 as part of a Board-approved plan to sell all of our international businesses representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations for all periods presented. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations. Unless otherwise noted, discussion within Part I and Part II relates to continuing operations.
At the beginning of 2023, our business operated through two reporting segments: (i) North America, which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and the businesses associated with the acquisition of Primo Water Corporation ("Legacy Primo"), and (ii) Europe, which included the European business of Eden Springs Netherlands B.V. (“Eden Europe”), and our Decantae and Fonthill businesses. The Other category included the Israel business of Eden ("Eden Israel"), and our Aimia and Farrers businesses, as well as our corporate oversight function and other miscellaneous expenses.
As a result of the Board approved plan to sell all of our International Businesses, during the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations which reflects how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, our one reporting segment is North America, which includes our DSS, Aquaterra, Mountain Valley and Legacy Primo businesses. The Other category includes our corporate oversight function and other miscellaneous expenses and the results of our business in Russia prior to the exit of the business during the third quarter of 2022. Segment reporting results have been recast to reflect these changes for all periods presented.
Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to December 31. For the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, we had 52 weeks of activity.
Impact of General Economic and Geopolitical Conditions
Our operations and supplier relationships expose us to risks associated with disruptions to global supply chains, labor shortages, inflation and the ongoing Russia/Ukraine and Israel/Hamas wars, all of which are likely to continue to create challenging conditions for our business, through increased costs, increased employee attrition and vacancies, lower consumer spending, volatility in financial markets or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows. To date, our operations in Israel have not been materially impacted by the Israel/Hamas war, though we continue to monitor the situation closely and prioritize the safety of our associates.
Divestiture and Financing Transactions
Divestitures
On November 2, 2023, Primo and Osmosis Buyer Limited, a company incorporated in England and a subsidiary of the Culligan Group, entered into a Share Purchase Agreement providing for the sale of the European Business. As described above, the European Divestiture closed on December 29, 2023.
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million during the second quarter to reduce the carrying value of the assets to the estimated fair value less costs to sell. The exit from our business in Russia was completed during the third quarter of 2022.
In the second quarter of 2022, as part of our overall strategy to increase profitability and further reduce our environmental footprint, we exited the North America single-use retail bottled water category, which consisted primarily of 1-gallon, 2.5-gallon and case-pack water. The exit did not affect our large format exchange, refill, and dispenser business or our Mountain Valley brand, which sells products primarily in glass bottles. On an annualized basis, these products have accounted for revenue of approximately $140.0 million.

Financing Activity
On April 30, 2021, we issued $750.0 million of 4.375% senior notes due April 30, 2029 (“2029 Notes”) to qualified purchasers in a private placement offering under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2029 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2029 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility and the €450.0 million of 3.875% senior notes due October 31, 2028. The 2029 Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the $750.0 million of 5.500% senior notes due April 1, 2025 (“2025 Notes”) and pay related premiums, fees and expenses.
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
On October 22, 2020, we issued €450.0 million ($499.4 million at exchange rates in effect on December 30, 2023) of 3.875% senior notes due October 31, 2028 (“2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility and the 2029 Notes. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021.
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
On January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on the Secured Overnight Financing Rate ("SOFR"). See Note 16 to the Consolidated Financial Statements for more details.
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
Summary Financial Results
Net income from continuing operations in 2023 was $63.8 million or $0.40 per diluted common share, compared with net income from continuing operations of $58.7 million or $0.36 per diluted common share, in 2022.
The following items of significance affected our 2023 financial results:
•Net revenue increased to $1,771.8 million in 2023 compared to $1,693.2 million in 2022, an increase of $78.6 million, or 4.6%, due primarily to increased demand for products and services from residential and business customers of $35.0 million and pricing initiatives of $120.9 million, partially offset by the exit from the single-use retail bottled water business in North America of $41.0 million, a decrease in dispenser revenue of $13.0 million, the exit from our business in Russia of $7.4 million and the impact of unfavorable foreign exchange rates of $2.4 million;
•Gross profit increased to $1,137.0 million in 2023 from $1,019.2 million in 2022. Gross profit as a percentage of revenue was 64.2% in 2023 compared to 60.2% in 2022. The 400 basis point increase is due primarily to increased demand and pricing initiatives, partially offset by the impact of unfavorable foreign exchange rates;

•SG&A expenses increased to $976.0 million in 2023 compared to $883.8 million in 2022 due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor and transportation cost increases, which increased by $37.1 million and $7.0 million, respectively, from 2022, and increases in insurance costs of $12.3 million and professional fees of $7.5 million from 2022, partially offset by the exit from our business in Russia of $5.0 million. SG&A expenses as a percentage of net revenue was 55.1% in 2023 compared to 52.2% in 2022;
•Loss on disposal of property, plant and equipment, net was related primarily to the disposal of $9.1 million of equipment that was either replaced or no longer being used in our reporting segments;
•Acquisition and integration expenses decreased to $9.5 million in 2023 compared to $12.1 million in 2022 due primarily to costs in the prior year associated with the exit from the single-use retail bottled water business in North America, partially offset by increased professional fees. Acquisition and integration expenses as a percentage of net revenue increased to 0.5% in 2023 compared to 0.7% in 2022;
•Impairment charges decreased to nil from $11.2 million in the prior year due to the non-recurrence of the non-cash asset impairment charge resulting from the exit from our business in Russia in 2022;
•Gain on sale of property decreased to $21.0 million in 2023 from $38.8 million in 2022 due to smaller aggregate value of sale transactions for our North America owned real properties in 2023 compared to 2022;
•Other expense, net was $1.2 million in 2023 compared to Other income, net of $2.5 million in 2022 due primarily to higher unrealized foreign exchange losses in 2023;
•Income tax expense was $27.0 million on pre-tax income from continuing operations of $90.8 million in 2023 compared to income tax expense of $19.5 million on pre-tax income from continuing operations of $78.2 million in the prior year. The increase was due primarily to lower foreign exchange losses in the U.S. relative to the prior year.
•Adjusted EBITDA increased to $380.7 million in 2023 compared to $343.8 million in 2022 due to the items listed above; and
•Cash flows provided by operating activities from continuing operations was $289.2 million in 2023 compared to $238.3 million in 2022. The $50.9 million increase was due primarily to improved earnings, excluding non-cash charges and income and an increase in cash provided by working capital relative to the prior year.
Critical Accounting Policies
Our significant accounting policies and recently issued accounting pronouncements are described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe the following represent our critical accounting policies:
Estimates
The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Consolidated Financial Statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, insurance reserves, realization of deferred income tax assets, and the resolution of tax contingencies.
Impairment Testing of Goodwill
The Company operates through its North America operating segment, which is also its sole reportable segment. We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year.
We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our North America operating segment was determined to have three components: DSS, Aquaterra, and Mountain Valley. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). Therefore, for the purpose of testing goodwill for impairment for the fiscal year ended December 30, 2023, we have determined our reporting units are DSSAqua and Mountain Valley.

We had goodwill of $1,004.6 million on our Consolidated Balance Sheet as of December 30, 2023, which represents amounts for the DSSAqua and Mountain Valley reporting units, as well as goodwill within our Other category.
For purposes of the annual test for the fiscal year ended December 30, 2023, we elected to perform a qualitative assessment for all reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of our reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment during the fiscal year ended December 30, 2023.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2023, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
Refer to Note 2 to the Consolidated Financial Statements for discussion regarding goodwill for the discontinued operations entities.
Impairment Testing of Intangible Assets
Our intangible assets with indefinite lives relate to trademarks acquired in the acquisition of businesses, and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets. Our trademarks with indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible assets to its fair value and when the carrying amount is greater than the fair value, we recognize an impairment loss. Our intangible assets with indefinite lives relate primarily to trademarks acquired in the acquisition of Legacy Primo, trademarks acquired in the acquisition of DSS, one of the trademarks acquired in the acquisition of Aquaterra, trademarks acquired in the acquisition of Mountain Valley, and trademarks acquired in the acquisition of Crystal Rock (collectively, the "Trademarks"). These assets have an aggregate net book value of $379.7 million as of December 30, 2023.
We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. During the fourth quarter of 2023, we concluded that it was more likely than not that the fair value of the Trademarks were more than their carrying value and therefore we were not required to perform any additional testing.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
Refer to Note 2 to the Consolidated Financial Statements for discussion regarding intangible assets for the discontinued operations entities.
Other Intangible Assets
As of December 30, 2023, our intangible assets subject to amortization, net of accumulated amortization, were $333.0 million, consisting principally of $310.7 million of customer relationships that arose from acquisitions, $13.8 million of software, and $5.9 million of patents. Customer relationships are typically amortized over the period for which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as a loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. We did not record impairment charges for our intangible assets subject to amortization in the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022.
Impairment and Disposal of Long-Lived Assets
When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss based on discounted cash flows in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. We did not record impairments of long-lived assets during the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022.
Insurance Reserves
We maintain insurance retention programs under our general liability, auto liability, and workers' compensation insurance programs. We also carry excess coverage to mitigate catastrophic losses. We use an independent third-party actuary to assist in determining our insurance reserves. Insurance reserves are accrued on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. The Company recorded insurance reserves of $67.0 million and $58.7 million as of December 30, 2023 and December 31, 2022, respectively, within Accounts payable and accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets, of which $8.8 million and $12.3 million, respectively, was covered by insurance and included as a component of Accounts receivable, net of allowance and Other long-term assets in the Consolidated Balance Sheets.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes (‘‘ASC 740’’) provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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

We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net loss from continuing operations before interest expense, net, expense for income taxes and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, COVID-19 costs, impairment charges, foreign exchange and other losses, net, loss on disposal of property, plant and equipment, net, loss on extinguishment of long-term debt, (gain) loss on sale of business, (gain) loss on sale of property, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material changes.
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
The following table summarizes our EBITDA and Adjusted EBITDA for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Net income from continuing operations	$63.8	$58.7	$4.9
Interest expense, net	71.4	67.8	68.3
Income tax expense	27.0	19.5	7.7
Depreciation and amortization	193.3	182.0	160.2
EBITDA	$355.5	$328.0	$241.1
Acquisition and integration costs	9.5	12.1	9.1
Share-based compensation costs	14.1	16.4	15.5
COVID-19 costs	—	(0.6)	2.0
Impairment charges	—	11.2	—
Foreign exchange and other losses (gains), net	5.7	0.9	(0.5)
Loss on disposal of property, plant and equipment, net	9.1	7.4	9.1
Loss on extinguishment of long-term debt	—	—	27.2
Gain on sale of business	—	(0.7)	—
Gain on sale of property	(21.0)	(38.8)	—
Other adjustments, net	7.8	7.9	0.8
Adjusted EBITDA	$380.7	$343.8	$304.3

Results of Operations - Continuing Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of net revenue for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	2023		2022		2021
(in millions of U.S. dollars)	$	%	$	%	$	%
Revenue, net	1,771.8	100.0	1,693.2	100.0	1,576.4	100.0
Cost of sales	634.8	35.8	674.0	39.8	685.4	43.5
Gross profit	1,137.0	64.2	1,019.2	60.2	891.0	56.5
Selling, general and administrative expenses	976.0	55.1	883.8	52.2	769.8	48.8
Loss on disposal of property, plant and equipment, net	9.1	0.5	7.4	0.4	9.1	0.6
Acquisition and integration expenses	9.5	0.5	12.1	0.7	9.1	0.6
Impairment charges	—	—	11.2	0.7	—	—
Gain on sale of property	(21.0)	(1.2)	(38.8)	(2.3)	—	—
Operating income	163.4	9.2	143.5	8.5	103.0	6.5
Other expense (income), net	1.2	0.1	(2.5)	(0.1)	22.1	1.4
Interest expense, net	71.4	4.0	67.8	4.0	68.3	4.3
Income from continuing operations before income taxes	90.8	5.1	78.2	4.6	12.6	0.8
Income tax expense	27.0	1.5	19.5	1.2	7.7	0.5
Net income from continuing operations	63.8	3.6	58.7	3.5	4.9	0.3
Net income (loss) from discontinued operations, net of income taxes (Note 2)	174.3	9.8	(29.1)	(1.7)	(8.1)	(0.5)
Net income (loss)	238.1	13.4	29.6	1.7	(3.2)	(0.2)
Depreciation and amortization	193.3	10.9	182.0	10.7	160.2	10.2

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Revenue, net
North America	$1,771.2	$1,685.6	$1,562.9
Other	0.6	7.6	13.5
Total	$1,771.8	$1,693.2	$1,576.4
Gross profit
North America	$1,136.4	$1,013.5	$881.0
Other	0.6	5.7	10.0
Total	$1,137.0	$1,019.2	$891.0
Selling, general and administrative expenses
North America	$919.7	$830.8	$720.6
Other	56.3	53.0	49.2
Total	$976.0	$883.8	$769.8
Operating income (loss)
North America	$222.2	$203.7	$146.0
Other	(58.8)	(60.2)	(43.0)
Total	$163.4	$143.5	$103.0
The following tables summarize revenue by channel for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	For the Fiscal Year Ended December 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,345.3	$—	$1,345.3
Water Refill/Water Filtration	226.9	—	226.9
Other Water	51.9	—	51.9
Water Dispensers	57.5	—	57.5
Other	89.6	0.6	90.2
Total	$1,771.2	$0.6	$1,771.8

	For the Fiscal Year Ended December 31, 2022
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,242.8	$7.4	$1,250.2
Water Refill/Water Filtration	192.0	—	192.0
Other Water	73.8	—	73.8
Water Dispensers	70.5	—	70.5
Other	106.5	0.2	106.7
Total	$1,685.6	$7.6	$1,693.2

	For the Fiscal Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,051.0	$13.5	$1,064.5
Water Refill/Water Filtration	180.5	—	180.5
Other Water	162.6	—	162.6
Water Dispensers	65.4	—	65.4
Other	103.4	—	103.4
Total	$1,562.9	$13.5	$1,576.4
The following table summarizes the change in revenue by reporting segment for the fiscal year ended December 30, 2023:

	For the Fiscal Year Ended December 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Change in revenue	$85.6	$(7.0)	$78.6
Impact of foreign exchange [1]	2.4	—	2.4
Change excluding foreign exchange	$88.0	$(7.0)	$81.0
Percentage change in revenue	5.1%	(92.1)%	4.6%
Percentage change in revenue excluding foreign exchange	5.2%	(92.1)%	4.8%
______________________
1     Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.
The following table summarizes the change in revenue by reporting segment for the fiscal year ended December 31, 2022:

	For the Fiscal Year Ended December 31, 2022
(in millions of U.S. dollars)	North America	Other	Total
Change in revenue	$122.7	$(5.9)	$116.8
Impact of foreign exchange [1]	2.4	0.4	2.8
Change excluding foreign exchange	$125.1	$(5.5)	$119.6
Percentage change in revenue	7.9%	(43.7)%	7.4%
Percentage change in revenue excluding foreign exchange	8.0%	(40.7)%	7.6%
______________________
1     Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in gross profit by reporting segment for the fiscal year ended December 30, 2023:

	For the Fiscal Year Ended December 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Change in gross profit	$122.9	$(5.1)	$117.8
Impact of foreign exchange [1]	1.5	—	1.5
Change excluding foreign exchange	$124.4	$(5.1)	$119.3
Percentage change in gross profit	12.1%	(89.5)%	11.6%
Percentage change in gross profit excluding foreign exchange	12.3%	(89.5)%	11.7%
______________________
1     Impact of foreign exchange is the difference between the current year's gross profit translated utilizing the current year's average foreign exchange rates less the current year's gross profit translated utilizing the prior year's average foreign exchange rates.
The following tables summarize the change in gross profit by reporting segment for the fiscal year ended December 31, 2022:

	For the Fiscal Year Ended December 31, 2022
(in millions of U.S. dollars)	North America	Other	Total
Change in gross profit	$132.5	$(4.3)	$128.2
Impact of foreign exchange [1]	1.4	0.3	1.7
Change excluding foreign exchange	$133.9	$(4.0)	$129.9
Percentage change in gross profit	15.0%	(43.0)%	14.4%
Percentage change in gross profit excluding foreign exchange	15.2%	(40.0)%	14.6%
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
Fiscal Year Ended December 30, 2023 Compared to Fiscal Year Ended December 31, 2022
Revenue, Net
Net revenue increased to $1,771.8 million in 2023 compared to $1,693.2 million in 2022, an increase of $78.6 million, or 4.6%. Excluding the impact of foreign exchange, net revenue increased $81.0 million, or 4.8%, in 2023 from 2022.
North America net revenue increased to $1,771.2 million in 2023 from $1,685.6 million in 2022, an increase of $85.6 million, or 5.1%, due primarily to increased demand for products and services from residential and business customers of $35.0 million and pricing initiatives of $120.9 million, partially offset by the exit from the single-use retail bottled water business in North America of $41.0 million, a decrease in dispenser revenue of $13.0 million and the unfavorable impact of foreign exchange rates of $2.4 million.
Other net revenue decreased to $0.6 million in 2023 from $7.6 million in 2022, a decrease of $7.0 million, or (92.1)%, due primarily to the exit from our business in Russia of $7.4 million.
Gross Profit
Gross profit increased to $1,137.0 million in 2023 from $1,019.2 million in 2022. Gross profit as a percentage of revenue was 64.2% in 2023 compared to 60.2% in 2022.
North America gross profit increased to $1,136.4 million in 2023 from $1,013.5 million in 2022, and gross profit as a percentage of revenue was 64.2% in 2023 compared to 60.1% in 2022. The 410 basis point increase is due primarily to increased demand and pricing initiatives.

Other gross profit decreased to $0.6 million in 2023 from $5.7 million in 2022, and gross profit as a percentage of revenue was 100.0% in 2023 compared to 75.0% in 2022. The decrease in gross profit is due primarily to the exit from our business in Russia in the third quarter of 2022.
Selling, General and Administrative Expenses
SG&A expenses increased to $976.0 million in 2023 compared to $883.8 million in 2022. SG&A expenses as a percentage of net revenue was 55.1% in 2023 compared to 52.2% in 2022.
North America SG&A expenses increased to $919.7 million in 2023 compared to $830.8 million in 2022, due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor and transportation cost increases, which increased by $37.1 million and $7.0 million, respectively, from 2022 and increases in insurance costs of $12.3 million from 2022.
Other SG&A expenses increased to $56.3 million in 2023 compared to $53.0 million in 2022 primarily related to higher professional fees of $7.5 million, partially offset by the exit from our business in Russia in the third quarter of 2022 of $5.0 million.
Acquisition and Integration Expenses
Acquisition and integration expenses decreased to $9.5 million in 2023 compared to $12.1 million in 2022. Acquisition and integration expenses as a percentage of net revenue was 0.5% in 2023 compared to 0.7% in 2022.
North America acquisition and integration expenses decreased to $6.4 million in 2023 compared to $10.8 million in 2022, due primarily to costs in the prior year associated with the exit from the single-use retail bottled water business in North America.
Other acquisition and integration expenses increased to $3.1 million in 2023 compared to $1.3 million in 2022, due primarily to increased professional fees in 2023.
Impairment Charges
Impairment charges decreased to nil in 2023 compared to $11.2 million in 2022. Impairment charges as a percentage of revenue was nil in 2023 compared to 0.7% in 2022.
The decrease is due to the non-cash asset impairment charge in Other resulting from the exit of our business in Russia in 2022.
Gain on Sale of Property
Gain on sale of property decreased to $21.0 million in 2023 from $38.8 million in 2022.
The decrease was due to smaller aggregate value of sale transactions for our North America owned real properties than in 2022.
Operating Income (Loss)
Operating income was $163.4 million in 2023 compared to $143.5 million in 2022.
North America operating income increased to $222.2 million in 2023 compared to $203.7 million in 2022, due to the items discussed above.
Other operating loss decreased to $58.8 million in 2023 compared to $60.2 million in 2022, due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $1.2 million in 2023 compared to Other income, net of $2.5 million in 2022, due primarily to higher unrealized foreign exchange losses in 2023 compared to 2022.
Income Taxes
Income tax expense was $27.0 million in 2023 compared to $19.5 million in 2022. The effective tax rate was 29.7% in 2023 compared to 24.9% in 2022.
The effective tax rate for 2023 varied from the effective tax rate from 2022 due primarily to increased income in a tax-paying jurisdiction and increased losses in a tax jurisdiction with existing valuation allowances. The effective tax rate for 2023 differs from the Canadian statutory rate primarily due to: (a) significant permanent differences for which we have not recognized a tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than Canada; and (c) losses in tax jurisdictions with existing valuations allowances.

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended January 1, 2022
Revenue, Net
Net revenue increased to $1,693.2 million in 2022 from $1,576.4 million in 2021, an increase of $116.8 million, or 7.4%. Excluding the impact of foreign exchange, net revenue increased $119.6 million, or 7.6%, in 2022 from 2021.
North America net revenue increased to $1,685.6 million in 2022 from $1,562.9 million in 2021, an increase of $122.7 million, or 7.9%, due primarily to increased demand for products and services from residential and business customers of $76.8 million and pricing initiatives of $134.4 million, partially offset by the exit from the single-use retail bottled water business in North America of $101.3 million and the unfavorable impact of foreign exchange rates of $2.4 million.
Other net revenue decreased to $7.6 million in 2022 from $13.5 million in 2021, a decrease of $5.9 million, or 43.7%, due primarily to the exit from our business in Russia in the third quarter of 2022 of $6.1 million.
Gross Profit
Gross profit increased to $1,019.2 million in 2022 from $891.0 million in 2021. Gross profit as a percentage of net revenue was 60.2% in 2022 compared to 56.5% in 2021.
North America gross profit increased to $1,013.5 million in 2022 from $881.0 million in 2021, and gross profit as a percentage of revenue was 60.1% in 2022 compared to 56.4% in 2021. The 370 basis point increase is due primarily to increased demand and pricing initiatives.
Other gross profit decreased to $5.7 million in 2022 from $10.0 million in 2021, and gross profit as a percentage of revenue was 75.0% in 2022 compared to 74.1% in 2021. The decrease in gross profit is due primarily to the exit from our business in Russia in the third quarter of 2022.
Selling, General and Administrative Expenses
SG&A expenses increased to $883.8 million in 2022 compared to $769.8 million in 2021. SG&A expenses as a percentage of net revenue was 52.2% in 2022 compared to 48.8% in 2021.
North America SG&A expenses increased to $830.8 million in 2022 compared to $720.6 million in 2021, due primarily to higher selling and operating costs that supported volume and revenue growth. These costs included inflationary labor and transportation cost increases, which increased by $41.9 million and $23.1 million, respectively, from 2021.
Other SG&A expenses increased to $53.0 million in 2022 compared to $49.2 million in 2021, due primarily to inflationary labor cost increases, which increased by $4.9 million from 2021.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $12.1 million in 2022 compared to $9.1 million in 2021. Acquisition and integration expenses as a percentage of net revenue was 0.7% in 2022 compared to 0.6% in 2021.
North America acquisition and integration expenses increased to $10.8 million in 2022 compared to $5.2 million in 2021, due primarily to costs associated with the exit from the single-use retail bottled water business in North America and ongoing integration costs incurred in connection with the Legacy Primo Acquisition.
Other acquisition and integration expenses decreased to $1.3 million in 2022 compared to $3.9 million in 2021, due primarily to lower acquisition and integration costs relating to the Legacy Primo business.
Impairment Charges
Impairment charges increased to $11.2 million in 2022 compared to nil in 2021. Impairment charges as a percentage of revenue was 0.7% in 2022 compared to nil in 2021.
The increase was due to the non-cash asset impairment charge in Other resulting from the exit from our business in Russia in 2022.
Operating Income (Loss)
Operating income was $143.5 million in 2022 compared to $103.0 million in 2021.
North America operating income increased to $203.7 million in 2022 compared to $146.0 million in 2021, due to the items discussed above.
Other operating loss increased to $60.2 million in 2022 compared to $43.0 million in 2021, due to the items discussed above.

Other Expense (Income), Net
Other income, net was $2.5 million in 2022 compared to Other expense, net of $22.1 million in 2021, due primarily to unrealized foreign exchange losses in 2022 and costs to redeem our 2025 Notes incurred in 2021.
Income Taxes
Income tax expense was $19.5 million in 2022 compared to $7.7 million in 2021. The effective tax rate was 24.9% in 2022 compared to 61.1% in 2021.
The effective tax rate for 2022 varied from the effective tax rate from 2021 due primarily to increased income in the U.S. related to real property sales in the fourth quarter of 2022 and the debt refinancing costs incurred in the second quarter of 2021. The effective tax rate for 2022 differs from the Canadian statutory rate primarily due to: (a) significant permanent differences for which we have not recognized a tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than Canada; and (c) losses in tax jurisdictions with existing valuations allowances.
Liquidity and Capital Resources
The following table summarizes our cash flows for 2023, 2022 and 2021 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Net cash provided by operating activities from continuing operations	$289.2	$238.3	$211.3
Net cash used in investing activities from continuing operations	(147.3)	(127.1)	(151.9)
Net cash used in financing activities from continuing operations	(290.4)	(91.4)	(4.2)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	61.1	43.3	45.6
Net cash provided by (used in) investing activities from discontinued operations	488.3	(54.4)	(89.0)
Net cash provided by (used in) financing activities from discontinued operations	4.6	(11.4)	3.4
Effect of exchange rate changes on cash	2.4	(3.1)	(1.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	407.9	(5.8)	13.3
Cash and cash equivalents and restricted cash, beginning of year	122.6	128.4	115.1
Cash and cash equivalents and restricted cash, end of year	530.5	122.6	128.4
Cash and cash equivalents and restricted cash of discontinued operations, end of year	22.6	43.8	46.3
Cash and cash equivalents and restricted cash of continuing operations, end of year	$507.9	$78.8	$82.1
Operating Activities
Cash provided by operating activities from continuing operations was $289.2 million in 2023 compared to $238.3 million in 2022 and $211.3 million in 2021. The $50.9 million increase in 2023 compared to 2022 was due primarily to improved earnings, excluding non-cash charges and income and an increase in cash provided by working capital relative to the prior year.
The $27.0 million increase in 2022 compared to 2021 was due primarily to improved earnings, excluding non-cash charges, partially offset by an increase in cash used for working capital balances relative to the prior year.
Investing Activities
Cash used in investing activities from continuing operations was $147.3 million in 2023 compared to $127.1 million in 2022 and $151.9 million in 2021. The $20.2 million increase in 2023 compared to 2022 was due primarily to lower receipt of proceeds from the sale of properties and increased cash used for acquisitions, partially offset by a decrease in additions to property, plant and equipment relative to the prior year.

The $24.8 million decrease in 2022 compared to 2021 was due primarily to receipt of proceeds from the sale of properties in 2022 and a decrease in cash used for acquisitions, partially offset by an increase in additions to property, plant and equipment relative to the prior year.
Financing Activities
Cash used in financing activities from continuing operations was $290.4 million in 2023 compared to $91.4 million in 2022 and $4.2 million in 2021. The $199.0 million increase in 2023 compared to 2022 was due primarily to an increase in net short-term payments compared to the prior year and an increase in dividends paid to common shareholders, partially offset by an increase in issuance of common shares.
The $87.2 million increase in 2022 compared to 2021 was due primarily to net short term payments compared to net short-term borrowings in the prior year, an increase in dividends paid to common shareholders, and decrease in issuances of common shares, partially offset by cash provided by other financing activities and a decrease in cash used for financing transactions and share repurchases.
Financial Liquidity
As of December 30, 2023, we had $1,285.0 million of debt and $507.9 million of cash and cash equivalents compared to $1,469.0 million of debt and $78.8 million of cash and cash equivalents as of December 31, 2022.
Our operations expose us to risks associated with disruptions to global supply chains, labor shortages, inflation and the ongoing Russia/Ukraine and Israel/Hamas wars, all of which are likely to continue to create challenging conditions for our business, through increased costs, increased employee attrition and vacancies, lower consumer spending, volatility in financial markets or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows.
We believe that our level of resources, which includes cash on hand, availability under our Revolving Credit Facility and funds provided by our operations, will be adequate to fund cash outflows that have both a short- and long-term component, including the long-term obligations described in “Other Liquidity Matters” below. These cash flows will support our growth platform and include our expenses, capital expenditures, anticipated dividend payments, and debt service obligations. The Company regularly assesses its cash requirements and the available resources to fund these needs. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the Revolving Credit Facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our Credit Agreement or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.
Our Revolving Credit Facility and debt capital markets transactions are described under “Debt” below.
In 2023, we declared a dividend of $0.08 per common share each quarter for an aggregate dividend payment of approximately $51.8 million.
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
We expect our existing cash and cash equivalents, cash flows and the issuance of debt will continue to be sufficient to fund our operating, investing, and financing activities. In addition, we expect our existing cash and cash equivalents and cash flows outside of Canada will continue to be sufficient to fund the operating activities of our subsidiaries.
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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 30, 2023.
Other Liquidity Matters
We expect capital spending during the fiscal year ended December 28, 2024 to be approximately $153.6 million. Capital spending will be monitored and controlled as the year progresses. We expect to use operating cash flows to satisfy capital spending.
The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 30, 2023:

		Payments due by period
(in millions of U.S. dollars)	Total	2024	2025	2026	2027	2028	Thereafter
3.875% senior notes due in 2028	$499.4	$—	$—	$—	$—	$499.4	$—
4.375% senior notes due in 2029	750.0	—	—	—	—	—	750.0
Revolving Credit Facility [1]	—	—	—	—	—	—	—
Interest expense [2]	260.9	52.0	50.3	50.3	50.3	47.1	10.9
Operating lease obligations	194.1	35.9	34.1	25.8	21.8	12.7	63.8
Finance leases [3]	52.9	16.7	16.2	13.1	4.6	2.0	0.3
Purchase obligations [4]	8.1	7.8	0.3	—	—	—	—
Other liabilities	2.5	2.5	—	—	—	—	—
Total [5]	$1,767.9	$114.9	$100.9	$89.2	$76.7	$561.2	$825.0
______________________
1     The Revolving Credit Facility is considered a current liability. As of December 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility.
2     Interest expense includes fixed interest on the 2028 Notes, 2029 Notes, the Revolving Credit Facility and other long-term liabilities. Actual amounts will differ from estimates provided.
3     Includes estimated interest payments using a weighted-average discount rate of 5.5% as of December 30, 2023.
4    Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
5     The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $9.4 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt
Our total debt as of December 30, 2023 and December 31, 2022 was as follows:

	December 30, 2023			December 31, 2022
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
3.875% senior notes due in 2028	$499.4	$4.8	$494.6	$479.1	$5.6	$473.5
4.375% senior notes due in 2029	750.0	7.2	742.8	750.0	8.6	741.4
Revolving Credit Facility	—	—	—	197.0	—	197.0
Short-term borrowings	—	—	—	8.8	—	8.8
Finance leases	47.6	—	47.6	48.3	—	48.3
Total debt	$1,297.0	$12.0	$1,285.0	$1,483.2	$14.2	$1,469.0
Less: Short-term borrowings and current debt:
Revolving Credit Facility	$—	$—	$—	$197.0	$—	$197.0
Short-term borrowings	—	—	—	8.8	—	8.8
Finance leases - current maturities	14.2	—	14.2	10.9	—	10.9
Total current debt	$14.2	$—	$14.2	$216.7	$—	$216.7
Total long-term debt	$1,282.8	$12.0	$1,270.8	$1,266.5	$14.2	$1,252.3
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
Initial borrowings under the Revolving Credit Facility were used to refinance in full and terminate our previously existing asset-based lending credit facility (the “ABL Facility”). Certain letters of credit outstanding under the ABL Facility were rolled over under the Revolving Credit Facility. We incurred approximately $3.4 million of financing fees in connection with the Revolving Credit Facility. The Revolving Credit Facility was considered to be a modification of the ABL Facility under GAAP. These new financing fees along with $1.8 million of unamortized deferred costs of the ABL Facility are being amortized using the straight-line method over the duration of the Revolving Credit Facility.
As of December 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility. Outstanding letters of credit totaled $66.7 million, resulting in total utilization under the Revolving Credit Facility of $66.7 million. Accordingly, unused availability under the Revolving Credit Facility as of December 30, 2023 amounted to $283.3 million.
The weighted-average effective interest rate on the outstanding borrowings under the Revolving Credit Facility as of December 30, 2023 and December 31, 2022 was —% and 5.9%, respectively. The effective interest rates are based on our aggregate availability.
On January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on SOFR. As of December 30, 2023, borrowings under the Credit Agreement bore interest at a rate per annum equal to either: (a) a euro currency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a term SOFR rate, as determined under the Credit Agreement, plus the applicable margin, (c) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the term SOFR rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin, or (d) an alternative currency daily or term rate, as determined under the Credit Agreement, plus the applicable margin. The applicable margin for euro currency, term SOFR, and alternative currency rate loans ranges from 1.375% to 2.000% and the applicable margin for base rate loans ranges from 0.375% to 1.000%, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 0.20% to 0.30% per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.

4.375% Senior Notes due in 2029
On April 30, 2021, we issued $750.0 million of 4.375% senior notes due April 30, 2029 (the “2029 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2029 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2029 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the $350.0 million senior secured revolving credit facility and the €450.0 million of 3.875% senior notes due October 31, 2028. The 2029 Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the $750.0 million of 5.500% senior notes due April 1, 2025 (the “2025 Notes”). The redemption of the 2025 Notes included $20.6 million in premium payments, accrued interest of $3.6 million, and the write-off of $6.6 million in deferred financing fees.
We incurred approximately $11.2 million of financing fees for the issuance of the 2029 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2029 Notes.
3.875% Senior Notes due in 2028
On October 22, 2020, we issued €450.0 million ($499.4 million at exchange rates in effect on December 30, 2023) of 3.875% senior notes due October 31, 2028 (the “2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility and the 2029 Notes. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021.
Foreign Exchange Forward Contract
On January 2, 2024, the Company entered into foreign exchange forward contracts with a notional amount of €450.0 million and a maturity date of October 31, 2025. The Company is utilizing the derivative financial instrument to hedge foreign exchange risk associated with the Company’s 2028 Notes.
Credit Ratings and Covenant Compliance
Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.
As of December 30, 2023, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B1	B+
2028 Notes	B1	B+
2029 Notes	B1	B+
Outlook	Stable	Positive
Any downgrade of our credit ratings by either Moody’s or Standard and Poor's could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.

Covenant Compliance
Indentures Governing Our Outstanding Notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates, and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 30, 2023, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of December 30, 2023.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of December 30, 2023.
Issuer Purchases of Equity Securities
Common Share Repurchase Programs
On August 9, 2023, the Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. During the fiscal year ended December 30, 2023, we repurchased 131,409 common shares for $1.9 million through open market transactions under this repurchase plan. There can be no assurance as to the precise number of common shares, if any, that will be repurchased under the repurchase plan in the future, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
On August 9, 2022, the Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. During the fiscal year ended December 30, 2023, we repurchased 1,272,612 common shares for $19.0 million through open market transactions under this repurchase plan. During the fiscal year ended December 31, 2022, we repurchased 1,753,479 common shares for $23.8 million through open market transactions under this repurchase plan.
On May 4, 2021, the Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period that expired on May 10, 2022. We repurchased 2,646,831 common shares for $43.5 million through open market transactions under this repurchase plan, all in the fiscal year ended January 1, 2022.
Shares purchased under these repurchase plans were subsequently canceled.
Tax Withholding
During the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, 307,042 shares, 253,968 shares, and 263,220 shares, respectively, of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 5 of this Annual Report on Form 10-K.
Capital Structure
Since December 31, 2022, equity has increased by $158.4 million. The increase was due primarily to net income of $238.1 million, share-based compensation costs of $14.9 million, and the issuance of common shares of $6.1 million, partially offset by common shares repurchased and subsequently canceled of $26.0 million, common share dividend payments of $51.8 million, and other comprehensive loss, net of tax of $22.9 million.

Dividend Payments
Common Share Dividend
Our Board of Directors declared a quarterly dividend of $0.08 and $0.07 per common share in each quarter during 2023 and 2022, respectively, for an aggregate dividend payment of approximately $51.8 million and $45.7 million, respectively. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit facility and indentures governing our outstanding notes as well as other factors that the Board of Directors may deem relevant from time to time.
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
Currency Exchange Rate Risk
We are exposed to changes in foreign currency exchange rates. Operations outside of the United States are concentrated in Canada and accounted for 3.7% and 4.3% of Revenue, net for the fiscal years ended December 30, 2023 and December 31, 2022, respectively. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar for the fiscal year ended December 30, 2023 would result in changes to our Revenue, net and Gross profit of $6.6 million and $4.1 million, respectively. This change would not be material to our cash flows and our results of operations.
Debt Obligations and Interest Rates
We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our Revolving Credit Facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our Revolving Credit Facility is vulnerable to fluctuations in euro currency rates, Bank of America's prime rate, and the federal funds rate. Because we had no outstanding borrowings under the Revolving Credit Facility as of December 30, 2023, the weighted-average interest rate of the Revolving Credit Facility was —% and a 100 basis point increase in the current per annum interest rate for our Revolving Credit Facility (excluding the $66.7 million of outstanding letters of credit) would not result in additional interest expense. Because we had $197.0 million of Revolving Credit Facility borrowings outstanding as of December 31, 2022, a 100 basis point increase in the current per annum interest rate for our Revolving Credit Facility (excluding the $46.6 million of outstanding letters of credit) would result in additional interest expense of approximately $2.0 million. The weighted average interest rate of our outstanding Revolving Credit Facility at December 31, 2022 was 5.9%.
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

The information below summarizes our market risks associated with debt obligations as of December 30, 2023. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of December 30, 2023:

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding Debt Balance	Weighted-Average Interest Rate
Debt maturing in:
2024	$14.2	5.5%
2025	14.5	5.5%
2026	12.4	5.5%
2027	4.3	5.5%
2028	501.3	3.9%
Thereafter	750.3	4.4%
Total	$1,297.0
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of resin for PET, HDPE and polycarbonate bottles, glass for bottles and fuel. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our operating costs during the next 12 months by approximately $12.1 million. This change would be material to our cash flows and our results of operations.
Inflation and Supply Chain Disruption Risk
In 2022, we experienced highly inflationary cost increases in our underlying expenses, including transportation and labor costs. We were impacted by global supply chain disruption, which increased ocean freight voyage lead times for the shipment of our water dispensers to our branch locations and increased freight costs.
While transportation and labor costs for the year ended December 31, 2022 on aggregate increased by $148.7 million, offset by favorable impact of foreign exchange rates of $17.2 million, the Company was able to mitigate the impacts of inflation and supply chain disruptions. Our mitigation strategies, such as price increases and cost control efforts, have provided us the necessary flexibility to respond to the risks.
While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows.
Credit Risk
As of December 30, 2023 and December 31, 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2023 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2023, and concluded that it was effective as of December 30, 2023.
The effectiveness of our internal control over financial reporting as of December 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended December 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During the fourth quarter of 2023, none of our directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy statement for the 2024 Annual and Special Meeting of Shareowners, which is expected to be filed within 120 days after December 30, 2023 (the “2024 Proxy Statement”). The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.
The Audit Committee of our Board of Directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.primowatercorp.com. The members of the Audit Committee are Susan E. Cates (Chair), Britta Bomhard and Eric Foss. As required by the NYSE rules, the Board of Directors has determined that each member of the Audit Committee is independent and financially literate and that Ms. Cates qualifies as an “audit committee financial expert” within the meaning of the rules of the U.S. Securities and Exchange Commission.
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
The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers,” “The Human Resources and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” sections of our 2024 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2024 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2024 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Certified Public Accounting Firm” section of our 2024 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The documents filed as part of this report are as follows:
1. Financial Statements
The consolidated financial statements and accompanying report of a registered independent public accounting firm are listed in the Index to Consolidated Financial Statements and are filed as part of this report.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the Fiscal Years Ended December 30, 2023, December 31, 2022, and January 1, 2022, page F-45 of this Annual Report on Form 10-K.
3. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1 (1)	Share Purchase Agreement, dated as of November 2, 2023, by and between Primo Water Corporation and Osmosis Buyer Limited	8-K	2.1	11/2/2023	001-31410
2.2 (1)	Deed of Amendment to Share Purchase Agreement, dated December 28, 2023	8-K	2.1	1/2/2024	001-31410
3.1	Articles of Continuance of Primo Water Corporation	10-Q	3.1	8/6/2021	001-31410
3.2	Second Amended and Restated By-law No. 1 of Primo Water Corporation, dated May 3, 2023	8-K	3.1	5/3/2023	001-31410
4.1	Amended and Restated Shareholder Rights Plan Agreement, dated as of May 4, 2021, between Primo Water Corporation and Computershare Investor Services Inc., as Rights Agent	10-Q	4.1	8/6/2021	001-31410
4.2	Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee, The Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and The Bank of New York Mellon, London Branch, as London Paying Agent, governing the 3.875% Senior Notes due 2028	8-K	4.1	10/22/2020	001-31410
4.3	Form of 3.875% Senior Note due 2028 (included as Exhibit A to Exhibit 4.2)	8-K	4.1	10/22/2020	001-31410
4.4	Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee and the Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, governing the 4.375% Senior Notes due 2029	8-K	4.1	4/30/2021	001-31410
4.5
Supplemental Indenture, dated as of October 24, 2023, by and among Primo Water Financing One LLC, as a Guarantor, Primo Water Holdings Inc., as Issuer, BNY Trust Company of Canada, as co-trustee and The Bank of New York Mellon, as co-trustee, governing the Indenture dated as of October 22, 2020
						*

4.6
Supplemental Indenture, dated as of October 24, 2023, by and among Primo Water Financing One LLC, as a Guarantor, Primo Water Holdings Inc., as Issuer, BNY Trust Company of Canada, as co-trustee and The Bank of New York Mellon, as co-trustee, governing the Indenture dated as of April 30, 2021
						*
4.7	Form of 4.375% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4)	8-K	4.1	4/30/2021	001-31410
4.8	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.18	3/3/2021	001-31410
10.1 (1)	Credit Agreement, dated as of March 6, 2020, by and among Primo Water Corporation, as parent borrower, Cott Holdings Inc. and Eden Springs Nederland B.V., as subsidiary borrowers, certain other subsidiaries of the Company designated as subsidiary borrowers from time to time, Bank of America, N.A., as administrative agent, collateral agent, lead arranger and bookrunner, and the lenders party thereto	8-K	10.1	3/10/2020	001-31410
10.2	LIBOR Transition Amendment to Credit Agreement, dated September 23, 2021, by and among Primo Water Corporation, as parent borrower, and Bank of America, N.A., as administrative agent	10-Q	10.1	11/5/2021	001-31410
10.3	Second LIBOR Transition Amendment to Credit Agreement, dated January 13, 2023, by and among Primo Water Corporation, as parent borrower, Bank of America, N.A., as administrative agent, and the lenders thereto	10-K	10.3	3/1/2023	001-31410
10.4 (2)	Offer Letter Agreement with Thomas Harrington dated August 1, 2018	8-K	10.2	8/3/2018	001-31410
10.5 (2)	Employment Offer Letter to Jay Wells dated December 22, 2020	10-K	10.10	3/3/2021	001-31410
10.6 (2)	Employment Offer Letter to Marni Morgan Poe dated December 22, 2020	10-K	10.11	3/3/2021	001-31410
10.7 (2)	Employment Offer Letter to Jason Ausher dated May 6, 2015, as amended on December 22, 2020	10-K	10.7	3/1/2023	001-31410
10.8 (2)	Employment Offer Letter to William Jamieson dated January 15, 2019	10-Q	10.1	5/9/2019	001-31410
10.9 (2)	Employment Offer Letter to Mercedes Romero dated July 27, 2020, as amended on December 22, 2020	10-Q	10.3	5/7/2021	001-31410
10.10 (2)	Employment Offer Letter to Anne Melaragni, as amended through November 6, 2023					*
10.11 (2)	Employment Offer Letter to Cate Gutowski, dated September 16, 2021	8-K	10.12	9/30/2021	001-31410
10.12 (2)	Separation Agreement with Cate Gutowski, dated January 20, 2023	10-K	10.1	3/1/2023	001-31410
10.13 (2)	Employment Offer Letter to David Hass dated January 23, 2023	8-K	10.1	1/24/2023	001-31410
10.14 (1)(2)	Offer Letter with Robbert Rietbroek, executed November 15, 2023	8-K	10.1	11/15/2023	001-31410
10.15 (2)	Primo Water Corporation Non-Employee Director Compensation Policy	10-Q	10.1	8/11/2022	001-31410
10.16 (2)	Amended and Restated Primo Water Corporation Severance and Non-Competition Plan, dated as of December 9, 2020	10-K	10.18	3/3/2021	001-31410
10.17 (2)	Amended and Restated Primo Water Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/28/2013	001-31410

10.18 (2)	Amendment No. 1 to the Amended and Restated Primo Water Corporation Equity Incentive Plan	DEF 14A	Appendix B	3/26/2015	001-31410
10.19 (2)	Amendment No. 2 to the Amended and Restated Primo Water Corporation Equity Incentive Plan	10-Q	10.3	8/9/2016	001-31410
10.20 (2)	Amendment No. 3 to the Amended and Restated Primo Water Corporation Equity Incentive Plan, dated March 13, 2020	10-Q	10.6	5/7/2020	001-31410
10.21 (2)	Amendment No. 4 to the Amended and Restated Primo Water Corporation Equity Incentive Plan, dated August 4, 2020	10-K	10.20	3/1/2023	001-31410
10.22 (2)	Primo Water Corporation 2018 Equity Incentive Plan	DEF 14A	Appendix B	3/21/2018	001-31410
10.23 (2)	Amendment No. 1 to the Primo Water Corporation 2018 Equity Incentive Plan, dated March 13, 2020	10-Q	10.7	5/7/2020	001-31410
10.24 (2)	Amendment No. 2 to the Primo Water Corporation 2018 Equity Incentive Plan, dated August 4, 2020	10-Q	10.3	11/5/2020	001-31410
10.25 (2)	Amendment No. 3 to the Primo Water Corporation 2018 Equity Incentive Plan, dated October 31, 2023					*
10.26 (2)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Primo Water Corporation Equity Incentive Plans	10-Q	10.2	8/11/2022	001-31410
10.27 (2)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Primo Water Corporation Equity Incentive Plans	8-K	10.1	12/11/2023	001-31410
10.28 (2)	Form of Nonqualified Stock Option Agreement under the Primo Water Corporation Equity Incentive Plans	10-Q	10.3	11/5/2021	001-31410
10.29	Cooperation Agreement, dated May 3, 2023, by and among Primo Water Corporation, Legion Partners Holdings, LLC, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners, LLC, Legion Partners Asset Management, LLC, Christopher S. Kiper and Raymond T. White	8-K	10.1	5/3/2023	001-31410
21.1	List of Subsidiaries of Primo Water Corporation					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2023.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2023.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2023.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2023.					*
97	Primo Water Corporation Amended and Restated Executive Incentive Compensation Recoupment Policy					*

101
The following financial statements from Primo Water Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.
*
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)	*
______________________
1     Schedules and exhibits or other portions of this exhibit have been omitted pursuant to Item 601(a) or 601(b) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
2     Indicates a management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Primo Water Corporation

/s/ ROBBERT RIETBROEK
Robbert Rietbroek
Chief Executive Officer
Date: February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ ROBBERT RIETBROEK	/s/ ARCHANA SINGH
Robbert Rietbroek Chief Executive Officer, Director (Principal Executive Officer) Date: February 28, 2024	Archana Singh Director Date: February 28, 2024
/s/ DAVID HASS	/s/ SUSAN E. CATES
David Hass Chief Financial Officer (Principal Financial Officer) Date: February 28, 2024	Susan E. Cates Director Date: February 28, 2024
/s/ JASON AUSHER	/s/ BRITTA BOMHARD
Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: February 28, 2024	Britta Bomhard Director Date: February 28, 2024
/s/ JERRY FOWDEN	/s/ERIC J. FOSS
Jerry Fowden Chairman, Director Date: February 28, 2024	Eric J. Foss Director Date: February 28, 2024
/s/ STEVEN P. STANBROOK	/s/ BILLY D. PRIM
Steven P. Stanbrook Director Date: February 28, 2024	Billy D. Prim Director Date: February 28, 2024
/s/ DEREK R. LEWIS	/s/ LORI T. MARCUS
Derek R. Lewis Director Date: February 28, 2024	Lori T. Marcus Director Date: February 28, 2024

PRIMO WATER CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Primo Water Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Primo Water Corporation and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Insurance Reserves
As described in Note 1 to the consolidated financial statements, the Company’s consolidated insurance reserves balance was $67.0 million as of December 30, 2023. The Company maintains insurance retention programs under its general liability, auto liability and workers’ compensation insurance programs. Management accrues for insurance reserves on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections.
The principal considerations for our determination that performing procedures relating to insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated insurance reserves; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence related to the standard actuarial methods and management’s significant assumptions related to the loss development factors and expected ultimate loss selections; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of insurance reserves, including controls over the standard actuarial methods and significant assumptions related to the loss development factors and expected ultimate loss selections and the completeness and accuracy of data related to historical claims experience. These procedures also included, among others, testing management’s process for developing the estimated insurance reserves. Testing management’s process involved (i) evaluating the appropriateness of the standard actuarial methods; (ii) testing the completeness and accuracy of data related to historical claims experience; and (iii) evaluating the reasonableness of the significant assumptions used by management related to the loss development factors and expected ultimate loss selections. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s standard actuarial methods and (ii) the reasonableness of the loss development factor and expected ultimate loss selection significant assumptions.

/s/PricewaterhouseCoopers LLP
Tampa, Florida
February 28, 2024
We have served as the Company’s auditor since 2007.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions of U.S. dollars, except share and per share amounts)

	For the Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Revenue, net	$1,771.8	$1,693.2	$1,576.4
Cost of sales	634.8	674.0	685.4
Gross profit	1,137.0	1,019.2	891.0
Selling, general and administrative expenses	976.0	883.8	769.8
Loss on disposal of property, plant and equipment, net	9.1	7.4	9.1
Acquisition and integration expenses	9.5	12.1	9.1
Impairment charges	—	11.2	—
Gain on sale of property	(21.0)	(38.8)	—
Operating income	163.4	143.5	103.0
Other expense (income), net	1.2	(2.5)	22.1
Interest expense, net	71.4	67.8	68.3
Income from continuing operations before income taxes	90.8	78.2	12.6
Income tax expense	27.0	19.5	7.7
Net income from continuing operations	$63.8	$58.7	$4.9
Net income (loss) from discontinued operations, net of income taxes (Note 2)	174.3	(29.1)	(8.1)
Net income (loss)	$238.1	$29.6	$(3.2)

Net income (loss) per common share
Basic:
Continuing operations	$0.40	$0.36	$0.03
Discontinued operations	$1.09	$(0.18)	$(0.05)
Net income (loss)	$1.49	$0.18	$(0.02)
Diluted:
Continuing operations	$0.40	$0.36	$0.03
Discontinued operations	$1.08	$(0.18)	$(0.05)
Net income (loss)	$1.48	$0.18	$(0.02)

Weighted-average common shares outstanding (in thousands)
Basic	159,452	160,763	160,778
Diluted	160,619	161,885	160,778

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)

	For the Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net income (loss)	$238.1	$29.6	$(3.2)
Other comprehensive (loss) income:
Currency translation adjustment	(20.9)	(16.0)	18.2
Pension benefit plan, net of tax[1]	(2.0)	2.9	(0.6)
Total other comprehensive (loss) income	(22.9)	(13.1)	17.6
Comprehensive income	$215.2	$16.5	$14.4
______________________
1    Net of the tax impact of $0.2 million, $0.3 million, and nil for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share amounts)

	December 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$507.9	$78.8
Accounts receivable, net of allowance of $12.7 ($12.1 as of December 31, 2022)	156.0	170.7
Inventories	47.3	65.3
Prepaid expenses and other current assets	26.0	35.9
Current assets of discontinued operations	128.7	187.3
Total current assets	865.9	538.0
Property, plant and equipment, net	556.5	549.5
Operating lease right-of-use-assets	136.0	143.2
Goodwill	1,004.6	997.2
Intangible assets, net	714.2	723.8
Other long-term assets, net	20.2	25.9
Long-term assets of discontinued operations	225.6	689.4
Total assets	$3,523.0	$3,667.0

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$205.8
Current maturities of long-term debt	14.2	10.9
Accounts payable and accrued liabilities	276.4	282.6
Current operating lease obligations	25.6	26.6
Current liabilities of discontinued operations	109.9	164.7
Total current liabilities	426.1	690.6
Long-term debt	1,270.8	1,252.3
Operating lease obligations	124.0	127.6
Deferred tax liabilities	144.2	142.5
Other long-term liabilities	64.4	55.4
Long-term liabilities of discontinued operations	52.2	115.7
Total liabilities	2,081.7	2,384.1
Commitments and contingencies (Note 19)
Equity
Common shares, no par value - 159,480,638 (December 31, 2022 - 159,752,299) shares issued	1,288.6	1,283.2
Additional paid-in-capital	90.6	91.3
Retained earnings (accumulated deficit)	167.2	(9.4)
Accumulated other comprehensive loss	(105.1)	(82.2)
Total Primo Water Corporation equity	1,441.3	1,282.9
Total liabilities and equity	$3,523.0	$3,667.0
Approved by the Board of Directors:
/s/ Susan E. Cates
Director
The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	For the Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities of continuing operations:
Net income (loss)	$238.1	$29.6	$(3.2)
Net income (loss) from discontinued operations, net of income taxes	174.3	(29.1)	(8.1)
Net income from continuing operations	63.8	58.7	4.9
Adjustments to reconcile net income from continuing operations to cash flows from operating activities:
Depreciation and amortization	193.3	182.0	160.2
Amortization of financing fees	3.4	3.3	3.4
Share-based compensation expense	14.1	16.4	15.5
Provision for deferred income taxes	1.5	17.3	4.4
Loss on extinguishment of long-term debt	—	—	27.2
Impairment charges	—	11.2	—
Loss on disposal of property, plant and equipment, net	9.1	7.4	9.1
Gain on sale of property	(21.0)	(38.8)	—
Other non-cash items	4.1	6.0	0.1
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	15.2	(2.6)	(3.8)
Inventories	7.2	(9.4)	(5.1)
Prepaid expenses and other current assets	3.0	(4.4)	(5.4)
Other assets	(0.7)	(3.7)	—
Accounts payable and accrued liabilities and other liabilities	(3.8)	(5.1)	0.8
Net cash provided by operating activities from continuing operations	289.2	238.3	211.3
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(34.6)	(10.3)	(30.7)
Additions to property, plant and equipment	(139.2)	(162.1)	(115.2)
Additions to intangible assets	(8.5)	(6.7)	(6.0)
Proceeds from sale of property, plant and equipment	0.4	2.7	0.8
Proceeds from sale of property	31.0	50.3	—
Other investing activities	3.6	(1.0)	(0.8)
Net cash used in investing activities from continuing operations	(147.3)	(127.1)	(151.9)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(11.5)	(12.1)	(760.4)
Issuance of long-term debt	—	—	750.0
Payments on short-term borrowings	(313.0)	(51.0)	(28.0)
Proceeds from short-term borrowings	116.0	37.0	134.2
Premiums and costs paid upon extinguishment of long-term debt	—	—	(20.6)
Issuance of common shares	6.1	2.5	25.5
Common shares repurchased and canceled	(26.0)	(27.7)	(48.1)
Financing fees	—	—	(11.6)
Dividends paid to common and preferred shareholders	(51.7)	(45.4)	(38.9)
Payment of contingent consideration for acquisitions	(1.5)	(3.5)	(1.8)
Other financing activities	(8.8)	8.8	(4.5)
Net cash used in financing activities from continuing operations	(290.4)	(91.4)	(4.2)
Cash flows from discontinued operations:
Operating activities of discontinued operations	61.1	43.3	45.6
Investing activities of discontinued operations	488.3	(54.4)	(89.0)
Financing activities of discontinued operations	4.6	(11.4)	3.4
Net cash provided by (used in) discontinued operations	554.0	(22.5)	(40.0)
Effect of exchange rate changes on cash	2.4	(3.1)	(1.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	407.9	(5.8)	13.3
Cash and cash equivalents and restricted cash, beginning of year	122.6	128.4	115.1
Cash and cash equivalents and restricted cash, end of year	$530.5	$122.6	$128.4
Cash and cash equivalents and restricted cash of discontinued operations, end of year	22.6	43.8	46.3
Cash and cash equivalents and restricted cash of continuing operations, end of year	$507.9	$78.8	$82.1
Supplemental Non-cash Investing and Financing Activities:
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$21.0	$14.2	$15.7
Dividends payable issued through accounts payable and other accrued liabilities	$0.5	$0.6	$0.4
Inventory transfers to property, plant and equipment	$12.0	$—	$—
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$68.6	$64.9	$70.2
Cash paid for income taxes, net	$26.8	$1.2	$5.7

The accompanying notes are an integral part of these consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions of U.S. dollars, except share amounts)

	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of January 2, 2021	160,406	$1,268.0	$84.5	$81.1	$(86.7)	$1,346.9
Net loss	—	—	—	(3.2)	—	(3.2)
Other comprehensive income, net of tax	—	—	—	—	17.6	17.6
Common shares dividends ($0.24 per common share)	—	—	—	(39.0)	—	(39.0)
Share-based compensation	—	—	17.5	—	—	17.5
Common shares repurchased and canceled	(2,910)	(25.6)	—	(22.5)	—	(48.1)
Common shares issued - Equity Incentive Plan	3,124	42.6	(15.8)	—	—	26.8
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	111	1.9	(0.3)	—	—	1.6
Balance as of January 1, 2022	160,732	$1,286.9	$85.9	$16.4	$(69.1)	$1,320.1
Net income	—	—	—	29.6	—	29.6
Other comprehensive loss, net of tax	—	—	—	—	(13.1)	(13.1)
Common shares dividends ($0.28 per common share)	—	—	—	(45.7)	—	(45.7)
Share-based compensation	—	—	17.2	—	—	17.2
Common shares repurchased and canceled	(2,013)	(18.0)	—	(9.7)	—	(27.7)
Common shares issued - Equity Incentive Plan	906	12.4	(11.5)	—	—	0.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	126	1.9	(0.3)	—	—	1.6
Balance as of December 31, 2022	159,752	$1,283.2	$91.3	$(9.4)	$(82.2)	$1,282.9
Net income	—	—	—	238.1	—	238.1
Other comprehensive loss, net of tax	—	—	—	—	(22.9)	(22.9)
Common shares dividends ($0.32 per common share)	—	—	—	(51.8)	—	(51.8)
Share-based compensation	—	—	14.9	—	—	14.9
Common shares repurchased and canceled	(1,711)	(16.3)	—	(9.7)	—	(26.0)
Common shares issued - Equity Incentive Plan	1,314	20.0	(15.4)	—	—	4.6
Common shares issued - Dividend Reinvestment Plan	2	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	124	1.7	(0.2)	—	—	1.5
Balance as of December 30, 2023	159,481	$1,288.6	$90.6	$167.2	$(105.1)	$1,441.3
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
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 10,900 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America which ensures strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our U.S. operations achieved carbon neutral certification in 2020 under the Carbon Neutral Protocol, an international standard administered by Climate Impact Partners. In 2021, Primo announced its planned exit from the North American small-format retail water business. This business was relatively small and used predominantly single-use plastic bottles. The exit from this category reduced single-use retail water bottles from our production environment by more than 400 million, annually, while also improving overall margins. The exit was completed during the second quarter of 2022.
Note 1—Summary of Significant Accounting Policies
Basis of Presentation
These Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareholders are in the United States.
Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to December 31. For the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, we had 52 weeks of activity.
Basis of Consolidation
The Consolidated Financial Statements include our accounts, our wholly-owned and majority-owned subsidiaries that we control. All intercompany transactions and accounts have been eliminated in consolidation.
Discontinued Operations
On November 2, 2023, Primo and Osmosis Buyer Limited, a company incorporated in England and a subsidiary of the Culligan Group (“Purchaser”), entered into a Share Purchase Agreement (the “Purchase Agreement”) providing for the sale of Carbon Luxembourg S.à.r.l. and certain of its subsidiaries (the "European Business"). On December 29, 2023, Primo completed the sale of the European Business for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments resulting in total cash consideration of $565.9 million (the “European Divestiture”). The European Divestiture did not include Primo's interests in Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd (“Fonthill”), John Farrer & Company Limited (“Farrers”), the portions of the Eden Springs Netherlands B.V. business located in the United Kingdom, Israel, and Portugal (collectively the "Remaining International Businesses"). The European Business and the Remaining International Businesses are collectively the "International Businesses." This deal is the first of several transactions that will occur in 2024 as part of a Board-approved plan to sell all of our international businesses representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations.

For all periods presented, the operating results associated with the International Businesses have been reclassified into net income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations and the assets and liabilities associated with this business have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods presented. The Notes to Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations.
Changes in Presentation
At the beginning of 2023, our business operated through two reporting segments: (i) North America, which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) and the businesses associated with the acquisition of Primo Water Corporation ("Legacy Primo"), and (ii) Europe, which included the European business of Eden Springs Netherlands B.V. (“Eden Europe”), and our Decantae and Fonthill businesses. The Other category included the Israel business of Eden ("Eden Israel"), and our Aimia and Farrers businesses, as well as our corporate oversight function and other miscellaneous expenses.
During the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations which reflects how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, our one reporting segment is North America, which includes our DSS, Aquaterra, Mountain Valley and Legacy Primo businesses. The Other category includes our corporate oversight function and other miscellaneous expenses and the results of our business in Russia prior to the exit of the business during the third quarter of 2022. Segment reporting results have been recast to reflect these changes for all periods presented.
Estimates
The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Consolidated Financial Statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, insurance reserves, realization of deferred income tax assets, and the resolution of tax contingencies.
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
Cost of Sales
We record costs associated with the manufacturing of our products in Cost of sales in the Consolidated Statements of Operations. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Shipping and handling costs incurred to deliver products from our North America reporting segment branch locations to the end-user consumer of those products are recorded in Selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations. Shipping and handling costs included in SG&A were $456.5 million, $426.1 million, and $366.3 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
Other costs incurred in shipment of products from our production facilities to customer locations are reflected in Cost of sales in the Consolidated Statements of Operations.
Selling, General and Administrative Expenses
We record all other expenses not charged to production as SG&A expenses.
Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of SG&A expenses in the Consolidated Statements of Operations. Advertising costs expensed were approximately $15.8 million, $15.6 million, and $14.1 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
Share-Based Compensation
We have in effect equity incentive plans under which Time-based RSUs, Performance-based RSUs, non-qualified stock options and director share awards have been granted (as such terms are defined in Note 8 of the Consolidated Financial Statements). Share-based compensation expense for all share-based compensation awards is based on the grant-date fair value. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of two to three years, and account for forfeitures when they occur.
The fair value of the Company’s Time-based RSUs, certain Performance-based RSUs and director share awards are based on the closing market price of its common shares on the date of grant as stated on the NYSE. We estimate the fair value of non-qualified options as of the date of grant using the Black-Scholes option pricing model. This model considers, among other factors, the expected life of the award, the expected volatility of the Company’s share price, and expected dividends. We estimate the fair value of certain Performance-based RSUs that vest, in part, based on the achievement of our total shareholder return (”TSR”) relative to the TSR attained by companies within our defined peer group (“Relative TSR”) as of grant using the Monte Carlo Simulation model. This model considers, among other factors, the expected life of the award, the expected volatility of the Company’s share price, a risk-free interest rate and expected dividends.
The Company records share-based compensation expense in SG&A expenses in the Consolidated Statements of Operations.
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
Accounts Receivable, Net of Allowance for Credit Losses
All trade accounts receivable are uncollected amounts owed to us from transactions with our customers. Trade accounts receivable represent amounts billed to customers and not yet collected, and are presented net of allowance for credit losses. We estimate an allowance for credit losses based on historical loss experience, adverse situations that may affect a customer's ability to pay, current conditions, reasonable and supportable forecasts and current economic outlook. Customer demographic, such as large commercial customers as compared to small businesses or individual customers, and the customer's geographic market are also considered when estimating credit losses. Historical loss experience was based on actual loss rates over a one year period. Additionally, we evaluate current conditions and review third-party economic forecasts on a quarterly basis to determine the impact on the allowance for credit losses. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves.

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
Customer Deposits
The Company generally collects deposits on multi-gallon bottles used by our water delivery customers. Such deposits are refunded only after customers return such bottles in satisfactory condition. The associated bottle deposit liability is estimated based on the number of water customers, average consumption and return rates and bottle deposit market rates. The Company analyzes these assumptions quarterly and adjusts the bottle deposit liability as necessary.
Property, Plant and Equipment, Net
Property, plant and equipment, net are stated at cost less accumulated depreciation. Depreciation is allocated between Cost of sales and SG&A expenses in the Consolidated Statement of Operations and is determined using the straight-line method over the estimated useful lives of the assets.
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
Right-of-use lease assets represent our right to use the underlying asset for the lease term, and the operating lease obligation represents our commitment to make the lease payments arising from the lease. We have elected not to recognize on the balance sheet leases with terms of one-year or less. We have also elected not to separate lease components from non-lease components for all fixed payments. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms.
Goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually.
Prior period amounts have been recast to reflect the changes disclosed in the "Changes in Presentation" section of Note 1 to the Consolidated Financial Statements above.
The following table summarizes goodwill as of December 30, 2023 and December 31, 2022:

(in millions of U.S. dollars)	North America	Other	Total
Goodwill as of January 1, 2022	$994.1	$—	$994.1
Goodwill acquired during the year	4.4	—	4.4
Measurement period adjustments	1.1	—	1.1
Foreign exchange	(2.4)	—	(2.4)
Goodwill as of December 31, 2022	$997.2	$—	$997.2
Goodwill acquired during the year	4.3	2.1	6.4
Measurement period adjustments	(0.1)	—	(0.1)
Foreign exchange	1.0	0.1	1.1
Goodwill as of December 30, 2023	$1,002.4	$2.2	$1,004.6
The Company operates through its North America operating segment, which is also its sole reportable segment.

We test goodwill for impairment at least annually on the first day of the fourth quarter, based on our reporting unit carrying values, calculated as total assets less non-interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year.
We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Our North America operating segment was determined to have three components: DSS, Aquaterra, and Mountain Valley. We have determined that DSS and Aquaterra have similar economic characteristics and have aggregated them as a single reporting unit for the purpose of testing goodwill for impairment (“DSSAqua”). Therefore, for the purpose of testing goodwill for impairment for the fiscal year ended December 30, 2023, we have determined our reporting units are DSSAqua and Mountain Valley.
We had goodwill of $1,004.6 million on our Consolidated Balance Sheet as of December 30, 2023, which represents amounts for the DSSAqua and Mountain Valley reporting units, as well as goodwill within our Other category.
For purposes of the annual test for the fiscal year ended December 30, 2023, we elected to perform a qualitative assessment for all reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of our reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment during the fiscal year ended December 30, 2023. As of December 30, 2023, goodwill allocated to the DSSAqua and Mountain Valley reporting units was $986.4 million and $16.0 million, respectively.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2023, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
Refer to Note 2 to the Consolidated Financial Statements for discussion regarding goodwill for the discontinued operations entities.
Intangible Assets, Net
As of December 30, 2023, our intangible assets subject to amortization, net of accumulated amortization, were $333.0 million, consisting principally of $310.7 million of customer relationships that arose from acquisitions, $13.8 million of software, and $5.9 million of patents. Customer relationships are typically amortized over the period for which we expect to receive the economic benefits. The customer relationship intangible assets acquired in our acquisitions are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due to a triggering event, such as a loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. We did not record impairment charges for our intangible assets subject to amortization in the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022.
Our intangible assets with indefinite lives relate primarily to trademarks acquired in the acquisition of Legacy Primo, trademarks acquired in the acquisition of DSS, one of the trademarks acquired in the acquisition of Aquaterra, trademarks acquired in the acquisition of Mountain Valley, and trademarks acquired in the acquisition of Crystal Rock (collectively, the "Trademarks"). These assets have an aggregate net book value of $379.7 million as of December 30, 2023. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.
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
We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the Trademarks were less than their respective carrying value. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant events, the impact of which are all significant judgments and estimates. During the fourth quarter of 2023, we concluded that it was more likely than not that the fair value of the Trademarks were more than their carrying value and therefore we were not required to perform any additional testing.
There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
Refer to Note 2 to the Consolidated Financial Statements for discussion regarding intangible assets for the discontinued operations entities.
Impairment and Disposal of Long-Lived Assets
When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss based on discounted cash flows in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. We did not record impairments of long-lived assets during the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022.
As part of normal business operations, we identify long-lived assets that are no longer productive and dispose of them. We recognized losses on disposals of property, plant and equipment, net of $9.1 million, $7.4 million, and $9.1 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. Losses on disposals of assets are presented separately as part of operating income in the Consolidated Statements of Operations.
During the second quarter of 2022, our Board of Directors approved the exit from our business in Russia. Accordingly, we recorded an impairment charge of $11.2 million during the second quarter to reduce the carrying value of the assets to the estimated fair value less costs to sell. The impairment charge of $11.2 million to reduce the carrying value of the Russia business to its estimated fair value less costs to sell is included within impairment charges on the Consolidated Statements of Operations for the twelve months ended December 31, 2022 and is included within the Other category. The exit of our business in Russia was completed during the third quarter of 2022.
Insurance Reserves
We maintain insurance retention programs under our general liability, auto liability, and workers' compensation insurance programs. We also carry excess coverage to mitigate catastrophic losses. We use an independent third-party actuary to assist in determining our insurance reserves. Insurance reserves are accrued on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. The Company recorded insurance reserves of $67.0 million and $58.7 million as of December 30, 2023 and December 31, 2022, respectively, within Accounts payable and accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets, of which $8.8 million and $12.3 million, respectively, was covered by insurance and included as a component of Accounts receivable, net of allowance and Other long-term assets in the Consolidated Balance Sheets.
Foreign Currency Translation
The assets and liabilities of non-U.S. active operations, all of which are self-sustaining, are translated to U.S. dollars at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average monthly exchange rates prevailing during the period. The resulting gains or losses are recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.

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
We recognize interest and penalties related to unrecognized tax benefits within the Income tax expense (benefit) line in the Consolidated Statements of Operations, and we include accrued interest and penalties within the Other long-term liabilities line in the Consolidated Balance Sheets.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. As of December 30, 2023 and December 31, 2022, cash and cash equivalents were maintained at major financial institutions in the United States, and current deposits are in excess of insured limits. The Company believes these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to the Company. The Company has not experienced any losses in such accounts.
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

Update ASU 2021-08 – Business Combinations (Topic 805)
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
Recently Issued Accounting Pronouncements Not Yet Adopted
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
Update ASU 2023-07 – Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance to improve the disclosures about a public entity’s reportable segments and provide for the disclosure of additional and more detailed information about a reportable segment’s expenses. This guidance is effective for the Company effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
Update ASU 2023-09 – Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for the Company for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
Note 2—Discontinued Operations
International Businesses
On December 29, 2023, the Company completed the European Divestiture for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments resulting in total cash consideration of $565.9 million (see Note 1 to the Consolidated Financial Statements). The proceeds from the European Divestiture were included in Investing activities of discontinued operations in the Consolidated Statements of Cash Flows for the fiscal year ended December 30, 2023. The European Divestiture excluded the Remaining International Businesses. This deal is the first of several transactions that will occur in 2024 as part of a Board-approved plan to sell all of our international businesses representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations for all periods presented.
In connection with the European Divestiture, the Company and the Purchaser entered into a transition services agreement pursuant to which the Purchaser will provide certain information technology and shared service center services to the Company for various periods. For the year ended December 30, 2023, these services were not material.

The major components of Net income (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations include the following:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Revenue, net	$575.0	$521.9	$496.9
Cost of sales	267.7	247.7	230.5
Gross profit	307.3	274.2	266.4
Selling, general and administrative expenses	271.2	267.6	264.5
Loss on disposal of property, plant and equipment, net	0.7	1.1	0.2
Acquisition and integration expenses	0.9	3.2	1.7
Impairment charges	82.4	17.9	—
Operating loss from discontinued operations	(47.9)	(15.6)	—
Other (income) expense, net	(19.4)	11.3	5.8
Interest expense, net	3.1	2.0	0.5
Gain on sale of discontinued operations	(214.7)	—	—
Income (loss) from discontinued operations, before income taxes	$183.1	$(28.9)	$(6.3)
Income tax expense	8.8	0.2	1.8
Net income (loss) from discontinued operations, net of income taxes	$174.3	$(29.1)	$(8.1)

Assets and liabilities of discontinued operations presented in the accompanying Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022 include the following:

	December 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$22.6	$43.8
Accounts receivable, net of allowance of $3.4 ($8.5 as of December 31, 2022)	67.4	87.9
Inventories	31.9	46.8
Prepaid expenses and other current assets	6.8	8.8
Current assets of discontinued operations	$128.7	$187.3
Property, plant and equipment, net	83.7	164.9
Operating lease right-of-use-assets	37.9	55.4
Goodwill	48.5	295.8
Intangible assets, net	61.5	170.9
Other long-term assets, net [1]	(6.0)	2.4
Long-term assets of discontinued operations	$225.6	$689.4
LIABILITIES
Short-term borrowings	$18.4	$6.5
Current maturities of long-term debt	3.5	6.6
Accounts payable and accrued liabilities	83.4	142.5
Current operating lease obligations	4.6	9.1
Current liabilities of discontinued operations	$109.9	$164.7
Long-term debt	9.2	31.5
Operating lease obligations	33.6	46.9
Deferred tax liabilities	7.0	27.5
Other long-term liabilities	2.4	9.8
Long-term liabilities of discontinued operations	$52.2	$115.7
__________________________________________
1     Includes the impairment recorded to reduce the carrying value of the Remaining International Businesses to the fair value less costs to sell.
In connection with the European Divestiture, the Company performed a goodwill impairment test on the Remaining International Businesses resulting in a goodwill impairment charge of $71.1 million and an intangible asset impairment charge of $4.3 million. This impairment was due to macroeconomic trends and the related impact on long-term forecasts. Upon the classification of the Remaining International Businesses as held for sale, the Company recorded an additional impairment loss of $7.0 million to reduce the carrying value of the International Businesses to fair value less costs to sell, resulting in a total impairment charge of $82.4 million that was recorded within Net income (loss) from discontinued operations, net of income tax on the Consolidated Statements of Operations for the fiscal year ended December 30, 2023. There was $3.0 million tax benefit recorded related to this charge for the fiscal year ended December 30, 2023.
During the second quarter of 2022, the decision to exit our business in Russia and the realignment of segments resulted in a triggering event for goodwill and intangible assets with indefinite lives requiring quantitative assessments for the combined Eden business (which, prior to realignment, included the Eden Europe and Eden Israel businesses) immediately before the realignment of segments and for the Eden Europe and Israel businesses upon realignment of segments. As a result of these assessments, the Company recorded a goodwill impairment charge of $11.2 million due to a decrease in cash flows associated with the exit from our business in Russia and a trademark impairment charge of $6.7 million due primarily to a decrease in the royalty rate used in the quantitative analysis. The total impairment charge of $17.9 million was recorded in the results of discontinued operations for the fiscal year ended December 31, 2022.

Note 3—Leases
We have operating and finance leases for manufacturing and production facilities, branch distribution and warehouse facilities, vehicles and machinery and equipment. The remaining terms on our finance leases range from one year to 8 years, while our operating leases range from one year to 17 years, some of which may include options to extend the leases generally between one year and 10 years, and some of which may include options to terminate the leases within one year.
The components of lease expense were as follows:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022
Operating lease cost	$39.9	$37.4
Short-term lease cost	3.8	$2.8
Finance lease cost
Amortization of right-of-use assets	$11.7	$12.4
Interest on lease liabilities	2.2	2.7
Total finance lease cost	$13.9	$15.1
Sublease income	$1.7	$1.4
Supplemental cash flow information related to leases was as follows:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39.1	$35.7
Operating cash flows from finance leases	$2.2	$2.6
Financing cash flows from finance leases	$11.5	$12.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28.8	$42.4
Finance leases	$10.9	$3.3

Supplemental balance sheet information related to leases was as follows:

(in millions of U.S. dollars, except lease term and discount rate)	December 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$136.0	$143.2
Current operating lease obligations	25.6	26.6
Operating lease obligations	124.0	127.6
Total operating lease obligations	$149.6	$154.2

Financing leases
Property, plant and equipment, net	$45.0	$45.7
Current maturities of long-term debt	14.2	10.9
Long-term debt	33.4	37.4
Total finance lease obligations	$47.6	$48.3

Weighted-Average Remaining Lease Term	December 30, 2023	December 31, 2022
Operating leases	7.3 years	7.8 years
Finance leases	3.4 years	4.4 years

Weighted-Average Discount Rate
Operating leases	6.6%	6.5%
Finance leases	5.5%	5.1%
Maturities of operating lease obligations were as follows:

(in millions of U.S. dollars)	December 30, 2023
2024	$35.9
2025	34.1
2026	25.8
2027	21.8
2028	12.7
Thereafter	63.8
Total lease payments	194.1
Less imputed interest	(44.5)
Present value of lease obligations	$149.6
Maturities of finance lease obligations were as follows:

(in millions of U.S. dollars)	December 30, 2023
2024	$16.7
2025	16.2
2026	13.1
2027	4.6
2028	2.0
Thereafter	0.3
Total lease payments	52.9
Less imputed interest	(5.3)
Present value of lease obligations	$47.6

Note 4—Revenue
Our principal sources of revenue are from bottled water delivery direct to consumers primarily in North America from providing multi-gallon purified bottled water, self-service refill drinking water and water dispensers through retailers in North America for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022.
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
Contract Estimates
The nature of certain of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which the Company historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $7.7 million and $6.2 million as of December 30, 2023 and December 31, 2022, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.
Contract Balances
Contract liabilities relate primarily to advances received from the Company’s customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. The advances are expected to be earned as revenue within one year of receipt. Deferred revenues as of December 30, 2023 and December 31, 2022 were $5.2 million and $5.2 million, respectively. The amount of revenue recognized for the year ended December 30, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $5.2 million.
The Company does not have any material contract assets as of December 30, 2023 and December 31, 2022.
Disaggregated Revenue
In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
United States	$1,706.2	$1,620.0	$1,493.0
Canada	65.6	65.8	69.9
All other countries	—	7.4	13.5
Total	$1,771.8	$1,693.2	$1,576.4

Note 5—Other Expense (Income), Net
The following table summarizes other expense (income), net for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Foreign exchange losses (gains), net	$5.7	$0.9	$(0.5)
Tariff refunds	(3.1)	—	—
Gain on sale of business	—	(0.7)	—
Loss on extinguishment of long-term debt	—	—	27.2
Other gains, net	(1.4)	(2.7)	(4.6)
Total	$1.2	$(2.5)	$22.1
Note 6—Interest Expense, Net
The following table summarizes interest expense, net for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Interest on long-term debt	$51.7	$50.8	$56.3
Interest on short-term debt	14.1	9.3	4.1
Other interest expense, net	5.6	7.7	7.9
Total	$71.4	$67.8	$68.3
Note 7—Income Taxes
Provision (Benefit) for Income Taxes
Income (loss) from continuing operations, before income taxes consisted of the following:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Canada	$(54.9)	$(1.3)	$(30.1)
Outside Canada	145.7	79.5	42.7
Income (loss) from continuing operations, before income taxes	$90.8	$78.2	$12.6
Income tax expense consisted of the following:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Current
Canada	$—	$—	$—
Outside Canada	25.5	2.2	3.3
	$25.5	$2.2	$3.3
Deferred
Canada	$—	$—	$—
Outside Canada	1.5	17.3	4.4
	$1.5	$17.3	$4.4
Income tax expense	$27.0	$19.5	$7.7

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Income tax expense (benefit) based on Canadian statutory rates	$24.1	$20.7	$3.3
Foreign tax rate differential	(13.4)	(9.0)	(7.1)
Local taxes	8.9	4.0	1.6
Nontaxable interest income	(3.4)	(3.4)	(3.9)
Impairment expense	—	0.9	—
Impact of intercompany transactions and dividends	(0.5)	(2.3)	0.2
Income tax credits	(1.8)	(0.2)	(0.3)
Change in enacted tax rates	(1.3)	0.5	(0.4)
Change in valuation allowance	16.8	7.0	8.6
Change in uncertain tax positions	(5.5)	0.6	1.5
Equity compensation	1.4	1.4	2.2
Permanent differences	1.0	0.6	0.8
Adjustments to prior year taxes	0.1	(1.8)	1.2
Other items	0.6	0.5	—
Income tax expense	$27.0	$19.5	$7.7
Deferred Tax Assets and Liabilities
Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	December 30, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforwards	$108.0	$116.1
Capital loss carryforwards	17.8	15.2
Liabilities and reserves	28.6	23.3
Stock options	9.3	10.4
Inventories	2.2	2.2
Interest expense	26.6	25.5
Right of use lease obligations	41.3	43.8
	233.8	236.5
Deferred tax liabilities
Property, plant and equipment	(54.0)	(66.1)
Intangible assets	(151.1)	(154.0)
Right of use assets	(37.4)	(40.6)
Other	(3.7)	(2.5)
	(246.2)	(263.2)
Valuation allowance	(131.6)	(115.5)
Net deferred tax liability	$(144.0)	$(142.2)
As of December 30, 2023, we have outside tax basis differences, including undistributed earnings, in our foreign subsidiaries. For 2023, deferred taxes have not been recorded on the undistributed earnings because our foreign subsidiaries have the ability to repatriate funds to their respective parent company tax-efficiently or the undistributed earnings are indefinitely reinvested under the accounting guidance. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our subsidiaries. It is not practicable to determine the excess book basis over outside tax basis in the shares or the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. We repatriated earnings of $87.3 million and $17.0 million to Canada during the fiscal years ended December 30, 2023 and December 31, 2022, respectively, incurring no tax expense.
As of December 30, 2023, we have operating loss carryforwards totaling $411.5 million, capital loss carryforwards totaling $67.0 million, and tax credit carryforwards totaling nil. The operating loss carryforward amount was attributable to Canadian operating loss carryforwards of $302.3 million that will expire from 2024 to 2043; U.S. federal and state operating loss carryforwards of $63.6 million and $8.5 million, respectively, that will predominantly expire from 2024 to 2036; U.S. federal operating loss carryforwards of $36.4 million that have indefinite lives; and United Kingdom operating loss carryforwards of $0.7 million that have indefinite lives.
The capital loss carryforward is attributable primarily to Canadian capital losses of $67.0 million, all with indefinite lives.
In general, under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a U.S. corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income. Therefore, current or future changes in our Canadian stock ownership, many of which are outside of our control, could result in a U.S. ownership change under Section 382 and 383 of the Code. If we undergo a U.S. ownership change, our ability to utilize U.S. federal or state NOLs or tax credits could be limited. We monitor changes in our ownership on an ongoing basis and do not believe we had a change of control limitation as of December 30, 2023.
We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to recent cumulative losses, it was determined that it is more likely than not we will not realize the benefit of net operating loss carryforwards and other net deferred assets in Canada. The balance of the valuation allowance was $131.6 million and $115.5 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively. The valuation allowance increase in 2023 was related primarily to losses generated in tax jurisdictions with existing valuation allowances.
Additionally, we have determined that it is more likely than not that the benefit from our capital losses in Canada will not be realized in the future due to the uncertainty regarding potential future capital gains in the jurisdiction. In recognition of this risk, we have provided a valuation allowance of $17.8 million on our capital losses.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Unrecognized tax benefits at beginning of year	$15.9	$16.4	$13.8
Additions based on tax positions taken during a prior period	1.0	—	1.1
Additions related to acquired entities	—	—	1.7
Lapse in statute of limitations	(9.7)	(1.8)	(1.9)
Additions based on tax positions taken during the current period	1.9	1.8	1.7
Foreign exchange	0.3	(0.5)	—
Unrecognized tax benefits at end of year	$9.4	$15.9	$16.4
As of December 30, 2023, we had $9.4 million of unrecognized tax benefits, a net decrease of $6.5 million from $15.9 million as of December 31, 2022. If we recognized our tax positions, approximately $3.1 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $2.0 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. There were net interest and penalties of $1.0 million, nil and nil recovered during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The amount of interest and penalties recognized on the Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022 were a liability of $0.7 million and $1.7 million, respectively.

We are subject to taxation in Canada, the United States, and other foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination for years prior to 2020. To the extent that income tax attributes such as net operating losses and tax credits have been carried forward from years prior to 2020, those attributes can still be audited when utilized on returns subject to audit. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2016, 2017, 2019 and 2021.
Note 8—Share-Based Compensation
Our shareowners approved our Amended and Restated Primo Water Corporation Equity Incentive Plan (the “Amended and Restated Equity Plan”) in May 2016, and approved the Primo Water Corporation 2018 Equity Incentive Plan (“2018 Equity Plan” and together with the Amended and Restated Equity Plan, the “Equity Plans”) in May 2018. Awards under the Equity Plans may be in the form of incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares, performance units, stock appreciation rights, and stock payments to employees, directors and outside consultants. The Equity Plans are administered by the Human Resources and Compensation Committee (“HRCC”) of the Board of Directors or any other Board committee as may be designated by the Board of Directors from time to time. Under the Amended and Restated Equity Plan, 20,000,000 shares are reserved for future issuance, and under the 2018 Equity Plan, 8,000,000 shares are reserved for future issuance, subject to adjustment upon a share split, share dividend, recapitalization, and other similar transactions and events. Shares that are issued under the Equity Plans are applied to reduce the maximum number of shares remaining available for issuance under the Equity Plans; provided that the total number of shares available for issuance under the Equity Plans are reduced two shares for each share issued pursuant to a “full-value” award (i.e., an award other than a stock option or stock appreciation right).
Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are canceled or settled without the issuance of shares return to the pool of shares available for issuance under the Equity Plans. As of December 30, 2023, there were approximately 819,000 shares available for future issuance under the Amended and Restated Equity Plan, and approximately 1,406,000 shares available for future issuance under the 2018 Equity Plan.
The table below summarizes the share-based compensation expense for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022. Share-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Operations. As referenced below: (i) “Performance-based RSUs” represent restricted share units with performance-based vesting, (ii) “Time-based RSUs” represent restricted share units with time-based vesting, (iii) “Stock options” represent non-qualified stock options, (iv) “Director share awards” represent common shares issued in consideration of the annual Board retainer fee to non-management members of our Board, and (v) the “ESPP” represents the Primo Water Corporation Employee Share Purchase Plan, under which common shares are issued to eligible employees at a discount through payroll deductions.

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Stock options	$0.2	$0.8	$3.0
Performance-based RSUs	9.3	6.5	7.4
Time-based RSUs	3.9	8.4	5.5
Director share awards	1.3	1.2	1.3
ESPP	0.2	0.3	0.3
Total [1]	$14.9	$17.2	$17.5
______________________
1     Includes $0.8 million, $0.8 million, and $2.0 million of share-based compensation expense from our discontinued operations, which is included in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
The tax benefit recognized related to share-based compensation expense for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022 was $3.0 million, $3.4 million, and $2.2 million, respectively.

As of December 30, 2023, the unrecognized share-based compensation expense and the weighted-average number of years over which we expect it to be recognized were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of December 30, 2023	Weighted-average years expected to recognize compensation
Performance-based RSUs	$11.9	2.4 years
Time-based RSUs	4.3	2.0 years
Total	$16.2
Stock Options
During the fiscal years ended December 30, 2023 and December 31, 2022, no stock options were granted to employees. During the fiscal year ended January 1, 2022, approximately 18,000 stock options were granted to certain employees under the Equity Plans at a weighted-average exercise price of $17.79 per share. The weighted-average grant date fair value of the stock options granted during the year ended January 1, 2022 was estimated to be $5.47 per share using the Black-Scholes option pricing model. The contractual term of a stock option granted is fixed by the Amended and Restated Equity Plan and cannot exceed ten years from the grant date.
The grant date fair value of stock options granted during the fiscal year ended January 1, 2022 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the Fiscal Year Ended
January 1, 2022
Risk-free interest rate	1.2%
Average expected life (years)	6.0
Expected volatility	35.9%
Expected dividend yield	1.4%
The following table summarizes the activity for stock options:

	Number of Stock options (in thousands)	Weighted-average exercise price	Weighted-average contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of January 2, 2021	7,270	$13.07	6.5	$20,659.3
Granted	18	17.79
Exercised	(2,382)	10.32		17,439.4
Forfeited or expired	(51)	13.62
Outstanding as of January 1, 2022	4,855	$14.42	6.0	$15,588.1
Exercised	(126)	10.65		729.9
Forfeited or expired	(205)	14.51
Outstanding as of December 31, 2022	4,524	$14.52	5.2	$6,482.0
Exercised	(364)	13.48		771.5
Forfeited or expired	(479)	16.89
Outstanding as of December 30, 2023	3,681	$14.31	4.5	$4,502.4
Exercisable as of December 30, 2023	3,677	$14.31	4.5	$4,502.4
Vested or expected to vest as of December 30, 2023	3,681	$14.31	4.5	$4,502.4
The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on the New York Stock Exchange on December 29, 2023, December 30, 2022, and December 31, 2021 which was $15.05, $15.54, and $17.63, respectively, and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

The total amount of cash received from the exercise of stock options during the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022 was $4.6 million, $0.8 million, and $23.8 million, respectively, with an associated tax benefit of $0.1 million, nil, and $1.3 million, respectively.
The total fair value of options that vested during the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022 was $4.2 million, $8.3 million, and $16.7 million, respectively.
Other Awards
During the year ended December 30, 2023, we granted 76,024 common shares to the non-management members of our Board of Directors under the Equity Plans with a grant date fair value of approximately $1.3 million. The common shares were issued in consideration of the directors’ annual Board retainer fee and were vested upon issuance.
During the year ended December 30, 2023, we granted 28,000 Performance-based RSUs subject to the prior year vesting schedule and objectives. We also granted 412,000 Performance-based RSUs, which vest at the end of a three-year performance period beginning on the first day of our 2024 fiscal year and ending on the last day of our 2026 fiscal year ("2024 Performance Awards"). The number of shares ultimately awarded will be based upon the performance payout rate, which can range from 0% to 200% of the awards granted. During 2023, the HRCC determined that the 2024 Performance Awards will vest based on the Company’s achievement of average annual return on invested capital ("ROIC") and Relative TSR for the applicable performance period (the “Performance Objectives”). The number of Performance-based RSUs that may vest, and the related unrecognized compensation cost is subject to change based on the Performance Objectives achieved during the vesting period. Additionally, we granted 231,000 Time-based RSUs, which vest over two to three years in equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.
The grant date fair value of the 2024 Performance Awards was estimated at the grant date using the Monte-Carlo simulation model with the following weighted-average assumptions:

For the Fiscal Year Ended
December 30, 2023
Risk-free interest rate	4.3%
Average expected life (years)	3.07
Expected volatility	28.5%
Beginning TSR price	$14.67
The risk-free rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the simulation period used in the Monte-Carlo simulation model. The simulation period is equal to the performance periods associated with the performance shares. Volatility is based on the Company's historical data. Beginning TSR price is equal to the average closing price for the last eight trading days immediately prior to the grant date.

The following table summarizes the activity for the Company's other awards:

	Number of Performance-based RSUs (in thousands)	Weighted-average grant date fair value	Number of Time-based RSUs (in thousands)	Weighted-average grant date fair value
Balance as of January 2, 2021	1,185	$15.27	548	$14.75
Awarded	484	17.06	665	16.50
Awarded in connection with modification	119	17.46	—	—
Issued	(467)	17.46	(266)	14.59
Forfeited	(75)	15.02	(62)	14.88
Balance as of January 1, 2022	1,246	$15.65	885	$16.10
Awarded	529	15.20	413	15.10
Awarded in connection with modification	44	14.61	—	—
Issued	(319)	14.61	(420)	15.74
Forfeited	(49)	16.10	(29)	16.42
Outstanding as of December 31, 2022	1,451	$15.65	849	$15.78
Awarded	440	18.46	231	14.72
Awarded in connection with modification	228	13.88	—	—
Issued	(515)	13.88	(460)	15.54
Forfeited	(101)	16.26	(76)	15.52
Outstanding as of December 30, 2023	1,503	$16.61	544	$15.29
Vested or expected to vest as of December 30, 2023	1,865	$16.55	544	$15.29
The total fair value of Performance-based RSUs vested and issued during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $7.1 million, $4.7 million and $8.1 million, respectively.
The total fair value of Time-based RSUs vested and issued during the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022 was $7.1 million, $6.6 million, and $3.9 million, respectively.
Employee Share Purchase Plan
The Company has maintained the Primo Water Corporation Employee Share Purchase Plan (the “ESPP”) since 2015. The ESPP qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 3,000,000 shares of Primo common shares through payroll deductions. As of December 30, 2023, 2,091,606 shares remained available for issuance under the ESPP. Eligible employees who choose to participate may purchase Primo common shares at 90% of market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Primo common shares. The Company recognized $0.2 million, $0.3 million and $0.3 million of share-based compensation expense in SG&A expenses in the Consolidated Statements of Operations for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
Note 9—Common Shares and Net Income (Loss) per Common Share
Common Shares
On August 9, 2023, the Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. During the fiscal year ended December 30, 2023, we repurchased 131,409 common shares for $1.9 million through open market transactions under this repurchase plan.
On August 9, 2022, the Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. During the fiscal year ended December

30, 2023, we repurchased 1,272,612 common shares for $19.0 million through open market transactions under this repurchase plan. During the fiscal year ended December 31, 2022, we repurchased 1,753,479 common shares for $23.8 million through open market transactions under this repurchase plan.
On May 4, 2021, the Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares over a 12-month period that expired on May 10, 2022. We repurchased 2,646,831 common shares for $43.5 million through open market transactions under this repurchase plan, all in the fiscal year ended January 1, 2022.
Shares purchased under these repurchase plans were subsequently canceled.
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing diluted net income (loss) by the weighted-average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, and Time-based RSUs during the periods presented.
Set forth below is a reconciliation of the numerator and denominator for the diluted net income (loss) per common share computations for the periods indicated:

	For the Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Numerator (in millions):
Continuing operations	$63.8	$58.7	$4.9
Discontinued operations	174.3	(29.1)	(8.1)
Net income (loss)	$238.1	$29.6	$(3.2)
Basic Earnings Per Share
Denominator (in thousands):
Weighted-average common shares outstanding - basic	159,452	160,763	160,778
Basic Earnings Per Share:
Continuing operations	$0.40	$0.36	$0.03
Discontinued operations	$1.09	$(0.18)	$(0.05)
Net income (loss)	$1.49	$0.18	$(0.02)
Diluted Earnings Per Share
Denominator (in thousands):
Weighted-average common shares outstanding - basic	159,452	160,763	160,778
Dilutive effect of Stock options	238	261	—
Dilutive effect of Performance-based RSUs	467	445	—
Dilutive effect of Time-based RSUs	462	416	—
Weighted-average common shares outstanding - diluted	160,619	161,885	160,778
Diluted Earnings Per Share:
Continued operations	$0.40	$0.36	$0.03
Discontinued operations	$1.08	$(0.18)	$(0.05)
Net income (loss)	$1.48	$0.18	$(0.02)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Fiscal Year Ended
(in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Stock options	2,138	2,838	4,855
Performance-based RSUs [1]	1,469	979	1,524
Time-based RSUs [2]	—	—	885
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of the performance metric for these awards.
2     Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.
Note 10—Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, purified bottled water, self-service refill drinking water, filtration units, premium spring, sparkling and flavored essence water, mineral water, and coffee.
During the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations. Our sole reporting segment is North America, which includes our DSS, Aquaterra, Mountain Valley, and Legacy Primo businesses. The Other category includes our corporate oversight function, other miscellaneous expenses, and the results of our business in Russia prior to the exit of the business during the third quarter of 2022.
Segment reporting results have been recast to reflect these changes for all periods presented.

	For the Fiscal Year Ended December 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$1,771.2	$0.6	$1,771.8
Depreciation and amortization	191.9	1.4	193.3
Operating income (loss)	222.2	(58.8)	163.4
Property, plant and equipment, net	551.6	4.9	556.5
Goodwill	1,002.4	2.2	1,004.6
Intangible assets, net	711.3	2.9	714.2
Total segment assets[1]	2,704.1	464.6	3,168.7
Additions to property, plant and equipment	137.0	2.2	139.2
______________________
1     Excludes intersegment receivables, investments and notes receivable.

	For the Fiscal Year Ended December 31, 2022
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$1,685.6	$7.6	$1,693.2
Depreciation and amortization	179.6	2.4	182.0
Operating income (loss)	203.7	(60.2)	143.5
Property, plant and equipment, net	547.8	1.7	549.5
Goodwill	997.2	—	997.2
Intangible assets, net	720.0	3.8	723.8
Total segment assets[1]	2,746.1	44.2	2,790.3
Additions to property, plant and equipment	160.0	2.1	162.1
______________________
1     Excludes intersegment receivables, investments and notes receivable.

	For the Fiscal Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$1,562.9	$13.5	$1,576.4
Depreciation and amortization	156.9	3.3	160.2
Operating income (loss)	146.0	(43.0)	103.0
Additions to property, plant and equipment	113.5	1.7	115.2

Reconciliation of Segment Assets to Total Assets (in millions of U.S. dollars)	December 30, 2023	December 31, 2022
Segment assets	$3,168.7	$2,790.3
Assets of discontinued operations	354.3	876.7
Total assets	$3,523.0	$3,667.0
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
We have limited customer concentration as no customer accounts for more than 10% of our net revenues.
Revenues are attributed to countries based on the location of the customer. Revenues generated from sales to external customers by geographic area were as follows:

	For the Fiscal Year Ended
(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
United States	$1,706.2	$1,620.0	$1,493.0
Canada	65.6	65.8	69.9
All other countries	—	7.4	13.5
Total	$1,771.8	$1,693.2	$1,576.4
Revenues by channel by reporting segment were as follows:

	For the Fiscal Year Ended December 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,345.3	$—	$1,345.3
Water Refill/Water Filtration	226.9	—	226.9
Other Water	51.9	—	51.9
Water Dispensers	57.5	—	57.5
Other	89.6	0.6	90.2
Total	$1,771.2	$0.6	$1,771.8

	For the Fiscal Year Ended December 31, 2022
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,242.8	$7.4	$1,250.2
Water Refill/Water Filtration	192.0	—	192.0
Other Water	73.8	—	73.8
Water Dispensers	70.5	—	70.5
Other	106.5	0.2	106.7
Total	$1,685.6	$7.6	$1,693.2

	For the Fiscal Year Ended January 1, 2022
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,051.0	$13.5	$1,064.5
Water Refill/Water Filtration	180.5	—	180.5
Other Water	162.6	—	162.6
Water Dispensers	65.4	—	65.4
Other	103.4	—	103.4
Total	$1,562.9	$13.5	$1,576.4
Property, plant and equipment, net by geographic area as of December 30, 2023 and December 31, 2022 were as follows:

(in millions of U.S. dollars)	December 30, 2023	December 31, 2022
United States	$535.5	$526.4
Canada	20.4	23.0
All other countries	0.6	0.1
Total	$556.5	$549.5
Note 11—Accounts Receivable, Net
The following table summarizes accounts receivable, net as of December 30, 2023 and December 31, 2022:

(in millions of U.S. dollars)	December 30, 2023	December 31, 2022
Trade receivables	$159.1	$168.7
Allowance for doubtful accounts	(12.7)	(12.1)
Other	9.6	14.1
Total	$156.0	$170.7
Note 12—Inventories
The following table summarizes inventories as of December 30, 2023 and December 31, 2022:

(in millions of U.S. dollars)	December 30, 2023	December 31, 2022
Raw materials	$30.4	$46.9
Finished goods	6.8	7.3
Resale items	10.1	11.1
Total	$47.3	$65.3

Note 13—Property, Plant and Equipment, Net
The following table summarizes property, plant and equipment, net as of December 30, 2023 and December 31, 2022:

	December 30, 2023				December 31, 2022
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$79.5	$—	$79.5	$76.7	$—	$76.7
Buildings	10 - 40	79.5	38.4	41.1	77.0	35.2	41.8
Machinery and equipment	5 - 15	120.4	64.0	56.4	104.5	59.5	45.0
Plates, films and molds	1 - 10	0.8	0.4	0.4	0.8	0.4	0.4
Vehicles and transportation equipment	3 - 15	128.8	88.0	40.8	112.0	79.1	32.9
Leasehold improvements [1]		16.8	11.1	5.7	14.6	10.3	4.3
IT systems	3 - 7	22.7	16.9	5.8	20.2	14.8	5.4
Furniture and fixtures	3 - 10	6.4	5.7	0.7	6.3	5.4	0.9
Customer equipment [2]	2 - 15	456.2	221.2	235.0	449.4	197.8	251.6
Returnable bottles [3]	1.5 - 5	125.1	79.0	46.1	100.6	55.8	44.8
Finance leases [4]		91.2	46.2	45.0	80.3	34.6	45.7
Total		$1,127.4	$570.9	$556.5	$1,042.4	$492.9	$549.5
______________________
1Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.
2Customer equipment consists of coolers, refill equipment, brewers, refrigerators, water purification devices and storage racks held on site at customer locations.
3Returnable bottles are those bottles on site at customer locations.
4Our recorded assets under finance leases relate to machinery and equipment, customer equipment, IT systems and vehicles and transportation equipment.
The amounts above include construction-in-progress of $4.6 million and $1.4 million as of December 30, 2023, December 31, 2022, respectively.
Depreciation expense, which includes depreciation recorded for assets under finance leases, was $152.7 million, $140.0 million, and $120.7 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
Property Sales
For the year ended December 30, 2023, the Company completed the sale of five owned real properties for an aggregate sales price, net of closing costs, of $31.0 million, resulting in a gain of $21.0 million included within gain on sale of property on the Consolidated Statements of Operations.
During the second quarter of 2022, we classified four of our owned real properties as held for sale. On December 29, 2022, the Company completed the sale of two of the properties for an aggregate sales price, net of closing costs, of $50.1 million. As of December 31, 2022, $4.6 million of the proceeds were being held in escrow for the future purchase of property which was completed during 2023. These funds were included in cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2022. The transactions qualified for sale recognition under the sale-leaseback accounting requirements and the Company recorded a gain of $38.8 million included within gain on sale of property on the Consolidated Statements of Operations.
As part of the transactions, we entered into a leaseback of each of the properties (for a term of three years and five years, respectively). The leases are classified as operating leases and the Company recorded aggregate right-of-use assets and liabilities of $11.6 million. The Company entered into a sublease for one of the properties which resulted in an impairment of the right-of-use asset of $5.2 million recorded within selling, general and administrative expenses on the Consolidated Statements of Operations.
As of December 30, 2023 and December 31, 2022, we had $3.2 million and $10.3 million, respectively, related to properties held for sale which is included within prepaid expenses and other current assets on the Consolidated Balance Sheets.

Note 14—Intangible Assets, Net
The following table summarizes intangible assets, net as of December 30, 2023 and December 31, 2022:

	December 30, 2023			December 31, 2022
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Not subject to amortization
Trademarks	$379.7	$—	$379.7	$379.7	$—	$379.7
Intellectual Property	1.5	—	1.5	1.4	—	1.4
Total intangible assets not subject to amortization	$381.2	$—	$381.2	$381.1	$—	$381.1
Subject to amortization
Customer relationships	$603.8	$293.1	$310.7	$583.4	$265.0	$318.4
Patents	19.2	13.3	5.9	19.2	11.0	8.2
Software	54.7	40.9	13.8	46.3	33.3	13.0
Other	8.4	5.8	2.6	7.8	4.7	3.1
Total intangible assets subject to amortization	$686.1	$353.1	$333.0	$656.7	$314.0	$342.7
Total intangible assets	$1,067.3	$353.1	$714.2	$1,037.8	$314.0	$723.8
Amortization expense of intangible assets was $40.6 million, $42.0 million, and $39.5 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
The following table summarizes the estimated amortization expense for intangible assets subject to amortization over the next five years:

(in millions of U.S. dollars)
2024	$38.1
2025	30.0
2026	29.5
2027	24.7
2028	20.4
Thereafter	190.3
Total	$333.0
Note 15—Accounts Payable and Accrued Liabilities
The following table summarizes accounts payable and accrued liabilities as of December 30, 2023 and December 31, 2022:

(in millions of U.S. dollars)	December 30, 2023	December 31, 2022
Trade payables	$94.3	$108.0
Accrued compensation	48.3	39.9
Accrued sales incentives	7.7	6.2
Accrued interest	8.6	9.0
Payroll, sales and other taxes	9.8	11.3
Accrued deposits	52.2	47.1
Insurance reserves	18.7	16.9
Other accrued liabilities	36.8	44.2
Total	$276.4	$282.6

Note 16—Debt
Our total debt as of December 30, 2023 and December 31, 2022 was as follows:

	December 30, 2023			December 31, 2022
(in millions of U.S. dollars)	Principal	Unamortized Debt Costs	Net	Principal	Unamortized Debt Costs	Net
3.875% senior notes due in 2028	$499.4	$4.8	$494.6	$479.1	$5.6	$473.5
4.375% senior notes due in 2029	750.0	7.2	742.8	750.0	8.6	741.4
Revolving Credit Facility	—	—	—	197.0	—	197.0
Short-term borrowings	—	—	—	8.8	—	8.8
Finance leases	47.6	—	47.6	48.3	—	48.3
Total debt	$1,297.0	$12.0	$1,285.0	$1,483.2	$14.2	$1,469.0
Less: Short-term borrowings and current debt:
Revolving Credit Facility	$—	$—	$—	$197.0	$—	$197.0
Short-term borrowings	—	—	—	8.8	—	8.8
Finance leases - current maturities	14.2	—	14.2	10.9	—	10.9
Total current debt	$14.2	$—	$14.2	$216.7	$—	$216.7
Total long-term debt	$1,282.8	$12.0	$1,270.8	$1,266.5	$14.2	$1,252.3
The long-term debt payments, which include current maturities of long-term debt, required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long-Term Debt (including current)
2024	$14.2
2025	14.5
2026	12.4
2027	4.3
2028	501.3
Thereafter	750.3
$1,297.0
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
Initial borrowings under the Revolving Credit Facility were used to refinance in full and terminate our previously existing asset-based lending credit facility (the “ABL Facility”). Certain letters of credit outstanding under the ABL Facility were rolled over under the Revolving Credit Facility. We incurred approximately $3.4 million of financing fees in connection with the Revolving Credit Facility. The Revolving Credit Facility was considered to be a modification of the ABL Facility under GAAP. These new financing fees along with $1.8 million of unamortized deferred costs of the ABL Facility are being amortized using the straight-line method over the duration of the Revolving Credit Facility.
As of December 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility. Outstanding letters of credit totaled $66.7 million, resulting in total utilization under the Revolving Credit Facility of $66.7 million. Accordingly, unused availability under the Revolving Credit Facility as of December 30, 2023 amounted to $283.3 million.

The weighted-average effective interest rate on the outstanding borrowings under the Revolving Credit Facility as of December 30, 2023 and December 31, 2022 was —% and 5.9%, respectively. The effective interest rates are based on our aggregate availability.
On January 13, 2023, we entered into the Second LIBOR Transition Amendment to the Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on SOFR. As of December 30, 2023, borrowings under the Credit Agreement bore interest at a rate per annum equal to either: (a) a euro currency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a term SOFR rate, as determined under the Credit Agreement, plus the applicable margin, (c) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the term SOFR rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin, or (d) an alternative currency daily or term rate, as determined under the Credit Agreement, plus the applicable margin. The applicable margin for euro currency, term SOFR, and alternative currency rate loans ranges from 1.375% to 2.000% and the applicable margin for base rate loans ranges from 0.375% to 1.000%, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 0.20% to 0.30% per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.
4.375% Senior Notes due in 2029
On April 30, 2021, we issued $750.0 million of 4.375% senior notes due April 30, 2029 (the “2029 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2029 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2029 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the $350.0 million senior secured revolving credit facility and the €450.0 million of 3.875% senior notes due October 31, 2028. The 2029 Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021. The proceeds of the 2029 Notes, along with available cash on hand, were used to redeem in full the $750.0 million of 5.500% senior notes due April 1, 2025 (the “2025 Notes”). The redemption of the 2025 Notes included $20.6 million in premium payments, accrued interest of $3.6 million, and the write-off of $6.6 million in deferred financing fees.
We incurred approximately $11.2 million of financing fees for the issuance of the 2029 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2029 Notes.
3.875% Senior Notes due in 2028
On October 22, 2020, we issued €450.0 million ($499.4 million at exchange rates in effect on December 30, 2023) of 3.875% senior notes due October 31, 2028 (the “2028 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2028 Notes were issued by our wholly-owned subsidiary Primo Water Holdings Inc. The 2028 Notes are guaranteed by the Company and certain subsidiaries that are currently obligors under the Revolving Credit Facility and the 2029 Notes. The 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30th and October 31st of each year commencing on April 30, 2021.
We incurred approximately $8.5 million of financing fees for the issuance of the 2028 Notes. The financing fees are being amortized using the effective interest method over a period of eight years, which represents the term to maturity of the 2028 Notes.
Covenant Compliance
Indentures Governing Our Outstanding Notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 30, 2023, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of our outstanding notes since the date of their issuance or assumption, as applicable.

Revolving Credit Facility
The Credit Agreement has two financial covenants, a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which the Company consummates a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. The Company was in compliance with these financial covenants as of December 30, 2023.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. The Company was in compliance with all covenants as of December 30, 2023.
Note 17—Retirement Plans
The Company maintains certain defined contribution (“DC”) retirement plans covering qualifying employees. The total expense with respect to these DC plans was $7.4 million, $6.4 million, and $5.7 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
The Company also maintained defined benefit (“DB”) plans acquired as a part of acquisitions covering certain U.S. employees (the " U.S. Plan"). Retirement benefits are based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law.
Effective as of December 31, 2021, the U.S. Plan was terminated. In accordance with the amended plan documents, we made distributions for all plan participants and distributed all plan assets during the fiscal year ended December 30, 2023.
Obligations and Funded Status
The following table summarizes the change in the projected benefit obligation, change in plan assets and unfunded status of the U.S. Plan as of December 30, 2023 and December 31, 2022:

(in millions of U.S. dollars)	December 30, 2023	December 31, 2022
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$7.3	$9.4
Interest cost	0.2	0.1
Benefit payments	(7.4)	(0.6)
Actuarial gains	—	(1.6)
Settlement gains	(0.1)	—
Projected benefit obligation at end of year	$—	$7.3
Change in Plan Assets
Plan assets beginning of year	$7.1	$9.2
Employer contributions	0.3	—
Benefit payments	(7.4)	(0.6)
Actual return on plan assets	—	(1.5)
Fair value at end of year	$—	$7.1
Funded Status of Plan
Projected benefit obligation	$—	$(7.3)
Fair value of plan assets	—	7.1
Unfunded status	$—	$(0.2)
The accumulated benefit obligation for the U.S. Plan was nil and $7.3 million as of December 30, 2023 and December 31, 2022, respectively.
The components of net periodic pension cost were as follows:

(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Interest cost	$0.2	$0.1	$0.2
Expected return on plan assets	(0.1)	(0.1)	(0.2)
Recognized net loss due to settlement	0.5	—	—
Net periodic pension cost	$0.6	$—	$—

Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive (loss) income, net of tax, as of the periods presented which have not yet been recognized in net periodic benefit cost were as follows:

(in millions of U.S. dollars)	December 30, 2023	December 31, 2022	January 1, 2022
Unrecognized net actuarial loss	$—	$(0.6)	$(0.6)
Total accumulated other comprehensive loss	$—	$(0.6)	$(0.6)
Actuarial Assumptions
The following table summarizes the weighted-average actuarial assumptions used to determine the projected benefit obligation:

	For the Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
U.S. Plans
Discount rate	—%	4.9%	2.5%
Expected long-term rate of return on plan assets	—%	1.0%	2.0%
The following table summarizes the weighted-average actuarial assumptions used to determine net periodic benefit cost:

	For the Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
U.S. Plans
Discount rate	5.1%	1.0%	2.0%
Expected long-term rate of return on plan assets	1.0%	1.0%	2.0%
The Company utilizes a yield curve analysis to determine the discount rates for its DB plan obligations. The yield curve considers pricing and yield information for high quality corporate bonds with maturities matched to estimated payouts of future pension benefits. The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience, future expectations of investment returns, asset allocations, and its investment strategy. The Company’s long-term rate of return on plan assets reflect expectations of projected weighted-average market returns of plan assets. Changes in expected returns on plan assets also reflect any adjustments to the Company’s targeted asset allocation.
Plan Assets and Asset Mix
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
In connection with termination of the U.S. Plan and the distribution of all plan assets in the fiscal year ended December 30, 2023, there were no plan assets as of December 30, 2023. The U.S. Plan assets were 100% allocated to cash and cash equivalents as of December 31, 2022.

Note 18—Consolidated Accumulated Other Comprehensive (Loss) Income
Changes in consolidated accumulated other comprehensive (loss) income (“AOCI”) by component for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 were as follows:

(in millions of U.S. dollars) [1]	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance as of January 2, 2021	$(1.1)	$(85.6)	$(86.7)
OCI before reclassifications	(0.6)	18.2	17.6
Amounts reclassified from AOCI	—	—	—
Net current-period OCI	(0.6)	18.2	17.6
Balance as of January 1, 2022	$(1.7)	$(67.4)	$(69.1)
OCI before reclassifications	2.9	(15.7)	(12.8)
Amounts reclassified from AOCI	—	(0.3)	(0.3)
Net current-period OCI	2.9	(16.0)	(13.1)
Balance as of December 31, 2022	$1.2	$(83.4)	$(82.2)
OCI before reclassifications	(1.8)	(10.7)	(12.5)
Amounts reclassified from AOCI	(0.2)	(10.2)	(10.4)
Net current-period OCI	(2.0)	(20.9)	(22.9)
Balance as of December 30, 2023	$(0.8)	$(104.3)	$(105.1)
______________________
1     All amounts are net of tax.
The following table summarizes the amounts reclassified from AOCI to total net income (loss) for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022:

(in millions of U.S. dollars)	For the Fiscal Year Ended			Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components[1]	December 30, 2023	December 31, 2022	January 1, 2022
Amortization of pension benefit plan items
Recognized net actuarial gain	$0.2	$—	$—	Gain on sale of discontinued operations and Other expense (income), net [2]
	$0.2	$—	$—	Net of tax
Foreign currency translation adjustments	$10.2	$0.3	$—	Gain on sale of discontinued operations and Impairment charges [3]
Total reclassifications for the period	$10.4	$0.3	$—	Net of tax
______________________
1     Amounts in parenthesis indicate debits.
2    Includes $0.6 million related to the recognition of unrealized losses resulting from the distribution of the assets of the U.S. defined benefit plan included in Other expense (income), net on the Consolidated Statement of Operations. In addition, it includes $0.8 million related to the recognition of unrealized gains resulting from the sale of the European Business included in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations. Amounts are net of the tax impact of $0.2 million.
3    For the year ended December 30, 2023, the amount relates to the foreign currency translation balances recognized in earnings in connection with the sale of the European Business included in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations. For the year ended December 31, 2022, the foreign currency translation balance recognized was included in Impairment charges on the Consolidated Statement of Operations.

Note 19—Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
We had $66.7 million, $46.6 million, and $59.4 million in standby letters of credit outstanding as of December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
We have future purchase obligations of $8.1 million that consist of commitments for payments related to inventory and professional information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
Guarantees
In July 2017, we entered into a Share Repurchase Agreement with Refresco Group B.V., a Dutch company (“Refresco”), pursuant to which we sold to Refresco, in January 2018, our carbonated soft drinks and juice businesses and our Royal Crown International finished goods export business (collectively, the “Traditional Business” and such transaction, the “Traditional Business Divestiture”). After the Traditional Business Divestiture, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in this business. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $10.8 million as of December 30, 2023 and was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.
Note 20—Fair Value Measurements
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

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023		December 31, 2022
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$494.6	$477.5	$473.5	$418.7
4.375% senior notes due in 2029 [1,2]	742.8	683.1	741.4	642.2
Total	$1,237.4	$1,160.6	$1,214.9	$1,060.9
______________________
1     The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2     Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of December 30, 2023 and December 31, 2022 (see Note 16 to the Consolidated Financial Statements).
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
During the second quarter of 2022, the assets held for sale of our business in Russia were measured at the lower of carrying value or fair value less costs to sell as discussed in more detail in Note 1 to the Consolidated Financial Statements. The Company's measurement of fair value less costs to sell was based on the total consideration expected to be received by the Company as outlined in the disposition agreement which is a Level 2 input.
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

Note 21—Quarterly Financial Information (unaudited)

	For the Fiscal Year Ended December 30, 2023
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$412.5	$450.6	$470.0	$438.7	$1,771.8
Cost of sales	153.5	159.8	166.7	154.8	634.8
Gross profit	259.0	290.8	303.3	283.9	1,137.0
Selling, general and administrative expenses	234.6	246.6	244.8	250.0	976.0
Loss on disposal of property plant and equipment, net	1.3	0.9	1.6	5.3	9.1
Acquisition and integration expenses	1.7	1.9	2.4	3.5	9.5
Gain on sale of property	—	—	(5.3)	(15.7)	(21.0)
Operating income	21.4	41.4	59.8	40.8	163.4
Other (income) expense, net	(0.3)	0.6	(4.0)	4.9	1.2
Interest expense, net	18.2	18.8	17.8	16.6	71.4
Income from continuing operations before taxes	3.5	22.0	46.0	19.3	90.8
Income tax expense	0.3	8.4	12.3	6.0	27.0
Net income from continuing operations	3.2	13.6	33.7	13.3	63.8
Net income (loss) from discontinued operations, net of income taxes	2.6	7.7	(0.3)	164.3	174.3
Net income	$5.8	$21.3	$33.4	$177.6	$238.1

Net income per common share
Basic:
Continuing operations	$0.02	$0.09	$0.21	$0.08	$0.40
Discontinued operations	$0.02	$0.04	$—	$1.03	$1.09
Net income	$0.04	$0.13	$0.21	$1.11	$1.49
Diluted:
Continuing operations	$0.02	$0.09	$0.21	$0.08	$0.40
Discontinued operations	$0.02	$0.04	$—	$1.03	$1.08
Net income	$0.04	$0.13	$0.21	$1.11	$1.48

	For the Fiscal Year Ended December 31, 2022
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$399.9	$440.3	$447.9	$405.1	$1,693.2
Cost of sales	165.9	177.1	174.6	156.4	674.0
Gross profit	234.0	263.2	273.3	248.7	1,019.2
Selling, general and administrative expenses	211.6	222.9	228.0	221.3	883.8
Loss on disposal of property, plant and equipment, net	1.4	0.2	2.5	3.3	7.4
Acquisition and integration expenses	3.0	4.0	2.5	2.6	12.1
Impairment charges	—	11.2	—	—	11.2
Gain on sale of property	—	—	—	(38.8)	(38.8)
Operating income	18.0	24.9	40.3	60.3	143.5
Other (income) expense, net	(1.4)	(0.9)	2.0	(2.2)	(2.5)
Interest expense, net	16.4	16.6	16.6	18.2	67.8
Income from continuing operations before taxes	3.0	9.2	21.7	44.3	78.2
Income tax expense	2.2	1.2	6.6	9.5	19.5
Net income from continuing operations	0.8	8.0	15.1	34.8	58.7
Net (loss) income from discontinued operations, net of income taxes	(7.5)	(30.5)	(13.8)	22.7	(29.1)
Net (loss) income	$(6.7)	$(22.5)	$1.3	$57.5	$29.6

Net (loss) income per common share
Basic:
Continuing operations	$—	$0.05	$0.09	$0.22	$0.36
Discontinued operations	$(0.04)	$(0.19)	$(0.08)	$0.14	$(0.18)
Net (loss) income	$(0.04)	$(0.14)	$0.01	$0.36	$0.18
Diluted:
Continuing operations	$—	$0.05	$0.09	$0.22	$0.36
Discontinued operations	$(0.04)	$(0.19)	$(0.08)	$0.14	$(0.18)
Net (loss) income	$(0.04)	$(0.14)	$0.01	$0.36	$0.18
Note 22—Subsequent Events
On January 2, 2024, the Company entered into foreign exchange forward contracts with a notional amount of €450.0 million and a maturity date of October 31, 2025. The Company is utilizing the derivative financial instrument to hedge foreign exchange risk associated with the Company’s 2028 Notes.
Since the fiscal year ended December 30, 2023, we repurchased 377,441 common shares for $5.6 million through open market transactions under the repurchase plan approved by the Board of Directors on August 9, 2023.
On February 21, 2024, the Board of Directors declared a dividend of $0.09 per common share, payable in cash on March 25, 2024 to shareholders of record at the close of business on March 8, 2024.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	For the Fiscal Year Ended December 30, 2023
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(12.1)	$—	$(20.0)	$—	$19.4	$(12.7)
Inventories	(0.1)	—	(1.5)	—	0.6	(1.0)
Deferred tax assets	(115.5)	—	(15.2)	(0.9)	—	(131.6)
	$(127.7)	$—	$(36.7)	$(0.9)	$20.0	$(145.3)

(in millions of U.S. dollars)	For the Fiscal Year Ended December 31, 2022
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(13.5)	$0.1	$(17.6)	$—	$18.9	$(12.1)
Inventories	(0.1)	—	—	—	—	(0.1)
Deferred tax assets	(112.6)	—	(5.4)	2.5	—	(115.5)
	$(126.2)	$0.1	$(23.0)	$2.5	$18.9	$(127.7)

(in millions of U.S. dollars)	For the Fiscal Year Ended January 1, 2022
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions [1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(12.5)	$—	$(9.4)	$—	$8.4	$(13.5)
Inventories	—	—	(0.2)	—	0.1	(0.1)
Deferred tax assets	(105.1)	—	(7.6)	0.1	—	(112.6)
	$(117.6)	$—	$(17.2)	$0.1	$8.5	$(126.2)
______________________
1     Deductions primarily represent uncollectible accounts written off.