Form 10-Q
period 2024-03-30
Primo Water Corp /CN/
filed 2024-05-09
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2024
Common Shares, no par value per share	159,966,806

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Revenue, net	$452.0	$412.5
Cost of sales	160.7	153.5
Gross profit	291.3	259.0
Selling, general and administrative expenses	249.4	234.6
Loss on disposal of property, plant and equipment, net	1.5	1.3
Acquisition and integration expenses	5.3	1.7
Gain on sale of property	(0.5)	—
Operating income	35.6	21.4
Other income, net	(2.6)	(0.3)
Interest expense, net	10.0	18.2
Income from continuing operations before income taxes	28.2	3.5
Income tax expense	9.5	0.3
Net income from continuing operations	$18.7	$3.2
Net income from discontinued operations, net of income taxes (Note 2)	6.3	2.6
Net income	$25.0	$5.8

Net income per common share
Basic:
Continuing operations	$0.12	$0.02
Discontinued operations	$0.04	$0.02
Net income	$0.16	$0.04

Diluted:
Continuing operations	$0.12	$0.02
Discontinued operations	$0.04	$0.02
Net income	$0.16	$0.04

Weighted-average common shares outstanding (in thousands)
Basic	159,573	159,726
Diluted	160,449	160,781

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$25.0	$5.8
Other comprehensive loss:
Currency translation adjustment	(5.5)	(6.6)
Loss on derivative instruments, net of tax [1]	(0.7)	—
Total other comprehensive loss	(6.2)	(6.6)
Comprehensive income (loss)	$18.8	$(0.8)
______________________
1    Net of the tax impact of $0.2 million and nil for the three months ended March 30, 2024 and April 1, 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	March 30, 2024	December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$498.3	$507.9
Accounts receivable, net of allowance of $13.1 ($12.7 as of December 30, 2023)	161.3	156.0
Inventories	46.3	47.3
Prepaid expenses and other current assets	26.3	26.0
Current assets of discontinued operations	125.9	128.7
Total current assets	858.1	865.9
Property, plant and equipment, net	546.5	556.5
Operating lease right-of-use-assets	139.2	136.0
Goodwill	1,004.7	1,004.6
Intangible assets, net	709.1	714.2
Other long-term assets, net	16.9	20.2
Long-term assets of discontinued operations	225.2	225.6
Total assets	$3,499.7	$3,523.0
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14.3	$14.2
Accounts payable and accrued liabilities	260.5	276.4
Current operating lease obligations	25.1	25.6
Current liabilities of discontinued operations	102.1	109.9
Total current liabilities	402.0	426.1
Long-term debt	1,255.0	1,270.8
Operating lease obligations	126.5	124.0
Deferred tax liabilities	145.7	144.2
Other long-term liabilities	75.8	64.4
Long-term liabilities of discontinued operations	51.0	52.2
Total liabilities	2,056.0	2,081.7
Equity
Common shares, no par value - 159,707,056 (December 30, 2023 - 159,480,638) shares issued	1,296.4	1,288.6
Additional paid-in capital	85.4	90.6
Retained earnings	173.2	167.2
Accumulated other comprehensive loss	(111.3)	(105.1)
Total Primo Water Corporation equity	1,443.7	1,441.3
Total liabilities and equity	$3,499.7	$3,523.0
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities of continuing operations:
Net income	$25.0	$5.8
Net income from discontinued operations, net of income taxes	6.3	2.6
Net income from continuing operations	18.7	3.2
Adjustments to reconcile net income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	48.2	47.1
Amortization of financing fees	0.8	0.8
Share-based compensation expense	3.0	2.0
Provision for deferred income taxes	1.9	1.1
Loss on disposal of property, plant and equipment, net	1.5	1.3
Gain on sale of property	(0.5)	—
Other non-cash items	(4.6)	(2.0)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6.0)	3.8
Inventories	1.2	2.1
Prepaid expenses and other current assets	(3.4)	(2.3)
Other assets	(0.5)	(0.1)
Accounts payable and accrued liabilities and other liabilities	3.1	(26.7)
Net cash provided by operating activities of continuing operations	63.4	30.3
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(4.1)	(7.4)
Additions to property, plant and equipment	(37.6)	(42.2)
Additions to intangible assets	(2.3)	(2.0)
Proceeds from sale of property, plant and equipment	0.1	0.1
Proceeds from sale of property	1.0	—
Other investing activities	2.7	0.8
Net cash used in investing activities of continuing operations	(40.2)	(50.7)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(2.8)	(3.2)
Proceeds from short-term borrowings	—	61.0
Payments on short-term borrowings	—	(33.2)
Issuance of common shares	6.2	4.3
Common shares repurchased and canceled	(11.1)	(19.3)
Dividends paid to common shareholders	(14.8)	(12.8)
Payment of contingent consideration for acquisitions	(0.7)	(0.8)
Other financing activities	—	(2.5)
Net cash used in financing activities of continuing operations	(23.2)	(6.5)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	0.8	4.0
Net cash used in investing activities from discontinued operations	(5.6)	(10.8)
Net cash provided by financing activities from discontinued operations	0.1	6.8
Net cash (used in) provided by discontinued operations	(4.7)	—
Effect of exchange rate changes on cash	(0.5)	0.8
Net decrease in cash, cash equivalents and restricted cash	(5.2)	(26.1)
Cash and cash equivalents and restricted cash, beginning of period	530.5	122.6
Cash and cash equivalents and restricted cash, end of period	$525.3	$96.5
Cash and cash equivalents and restricted cash from discontinued operations, end of period	27.0	40.4
Cash and cash equivalents and restricted cash of continuing operations, end of period	$498.3	$56.1
Supplemental Non-Cash Investing and Financing Activities:
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$12.2	$15.1
Dividends payable issued through accounts payable and accrued liabilities	$0.2	$0.2
Operating lease right-of-use assets obtained in exchange for lease obligations	$10.5	$1.1
Inventory transfer to property, plant and equipment	$0.2	$6.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0.9	$4.7
Cash received for interest	$4.7	$—
Cash paid for income taxes, net	$0.1	$0.2
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 30, 2023	159,481	$1,288.6	$90.6	$167.2	$(105.1)	$1,441.3
Net income	—	—	—	25.0	—	25.0
Other comprehensive loss, net of tax	—	—	—	—	(6.2)	(6.2)
Common shares dividends ($0.09 per common share)	—	—	—	(14.6)	—	(14.6)
Share-based compensation	—	—	3.1	—	—	3.1
Common shares repurchased and canceled	(748)	(6.7)	—	(4.4)	—	(11.1)
Common shares issued - Equity Incentive Plan	945	14.1	(8.3)	—	—	5.8
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	28	0.4	—	—	—	0.4
Balance at March 30, 2024	159,707	$1,296.4	$85.4	$173.2	$(111.3)	$1,443.7

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	159,752	$1,283.2	$91.3	$(9.4)	$(82.2)	$1,282.9
Net income	—	—	—	5.8	—	5.8
Other comprehensive loss, net of tax	—	—	—	—	(6.6)	(6.6)
Common shares dividends ($0.08 per common share)	—	—	—	(12.9)	—	(12.9)
Share-based compensation	—	—	2.3	—	—	2.3
Common shares repurchased and canceled	(1,278)	(11.6)	—	(7.7)	—	(19.3)
Common shares issued - Equity Incentive Plan	760	11.3	(7.4)	—	—	3.9
Common shares issued - Employee Stock Purchase Plan	27	0.4	—	—	—	0.4
Balance at April 1, 2023	159,261	$1,283.3	$86.2	$(24.2)	$(88.8)	$1,256.5

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 1 - Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 11,200 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
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
Basis of Presentation
The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of December 30, 2023 included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in the 2023 Annual Report. The accounting policies used in these interim unaudited Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.
The presentation of these interim unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.
Discontinued Operations
On November 2, 2023, Primo entered into a Share Purchase Agreement (the “Purchase Agreement”) with a subsidiary of the Culligan Group providing for the sale of Carbon Luxembourg S.à.r.l. and certain of its subsidiaries (the "European Business"). On December 29, 2023, Primo completed the sale of the European Business for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments resulting in total cash consideration of $565.9 million (the “European Divestiture”). The European Divestiture did not include Primo's interests in Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd (“Fonthill”), John Farrer & Company Limited (“Farrers”), and the portions of the Eden Springs Netherlands B.V. business located in the United Kingdom, Israel, and Portugal (collectively the "Remaining International Businesses"). The European Business and the Remaining International Businesses are collectively the "International Businesses." This deal is the first of several transactions that will occur in 2024 as part of a Board-approved plan to sell all of our international businesses, representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations.

For all periods presented, the operating results associated with the International Businesses have been reclassified into Net income from discontinued operations, net of income taxes in the Consolidated Statements of Operations and the assets and liabilities associated with this business have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods presented. The Notes to Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations.
Changes in Presentation
Prior to the European Divestiture, our business operated through two reporting segments: (i) North America, which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) businesses, and (ii) Europe, which included the European business of Eden Springs Netherlands B.V. (“Eden Europe”), and our Decantae and Fonthill businesses. The Other category included the Israel business of Eden ("Eden Israel"), and our Aimia and Farrers businesses, as well as our corporate oversight function and other miscellaneous expenses.
During the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations which reflects how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, our one reporting segment is North America, which includes our DSS, Aquaterra, and Mountain Valley businesses. The Other category includes our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.
Significant Accounting Policies
Included in Note 1 of the 2023 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of Sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in Cost of sales in the Consolidated Statements of Operations. Shipping and handling costs incurred to deliver products from our branch locations to the end-user consumer of those products are recorded in Selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Operations. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in Cost of sales in the Consolidated Statements of Operations. Shipping and handling costs included in SG&A expenses for the three months ended March 30, 2024 and April 1, 2023 were $121.1 million and $113.3 million, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Derivative Financial Instruments
We use foreign exchange forward contracts ("foreign exchange contracts") to manage the foreign exchange risk associated with the principal balance of our €450.0 million 3.875% senior notes due October 31, 2028 (the "2028 Notes"). Foreign exchange forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets. We exclude forward points from our assessment of hedge effectiveness and amortize them on a straight-line basis over the life of the derivative financial instruments in Other income, net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other income, net is recorded in Accumulated other comprehensive loss ("AOCI") on the Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. We manage credit risk related to the derivative financial instruments by requiring high credit standards for our counterparties. Refer to Note 11 to the Consolidated Financial Statements for further information on our derivative financial instruments.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. As of March 30, 2024 and December 30, 2023, cash and cash equivalents were maintained at major financial institutions in the United States, and current deposits are in excess of insured limits. The Company believes these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to the Company. The Company has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the three months ended March 30, 2024.

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
Update ASU 2023-07 – Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance to improve the disclosures about a public entity’s reportable segments and provide for the disclosure of additional and more detailed information about a reportable segment’s expenses. This guidance is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
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
Note 2 - Discontinued Operations
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
In connection with the European Divestiture, the Company and the purchaser entered into a transition services agreement pursuant to which the purchaser will provide certain information technology and shared service center services to the Company for various periods. For the three months ended March 30, 2024, these services were not material.
The major components of Net income from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations include the following:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2024	April 1, 2023
Revenue, net	$79.1	$134.0
Cost of sales	46.3	64.7
Gross profit	32.8	69.3
Selling, general and administrative expenses	23.7	68.9
Loss on disposal of property, plant and equipment, net	0.1	—
Acquisition and integration expenses	—	0.3
Operating income from discontinued operations	9.0	0.1
Other income, net	—	(6.0)
Loss on sale of discontinued operations	0.5	—
Interest expense, net	0.6	0.6
Income from discontinued operations, before income taxes	$7.9	$5.5
Income tax expense	1.6	2.9
Net income from discontinued operations, net of income taxes	$6.3	$2.6

Assets and liabilities of discontinued operations presented in the accompanying Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023 include the following:

(in millions of U.S. dollars)	March 30, 2024	December 30, 2023
ASSETS
Cash and cash equivalents	$27.0	$22.6
Accounts receivable, net of allowance of $3.1 ($3.4 as of December 30, 2023)	59.4	67.4
Inventories	31.8	31.9
Prepaid expenses and other current assets	7.7	6.8
Current assets of discontinued operations	$125.9	$128.7
Property, plant and equipment, net	86.1	83.7
Operating lease right-of-use-assets	37.7	37.9
Goodwill	47.5	48.5
Intangible assets, net	60.5	61.5
Other long-term assets, net [1]	(6.6)	(6.0)
Long-term assets of discontinued operations	$225.2	$225.6
LIABILITIES
Short-term borrowings	$18.7	$18.4
Current maturities of long-term debt	3.4	3.5
Accounts payable and accrued liabilities	75.3	83.4
Current operating lease obligations	4.7	4.6
Current liabilities of discontinued operations	$102.1	$109.9
Long-term debt	9.1	9.2
Operating lease obligations	32.1	33.6
Deferred tax liabilities	7.5	7.0
Other long-term liabilities	2.3	2.4
Long-term liabilities of discontinued operations	$51.0	$52.2
________________________________
1 Includes the impairment recorded to reduce the carrying value of the Remaining International Businesses to the fair value less costs to sell.
Note 3 - Revenue
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

Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which we historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $10.4 million and $7.7 million as of March 30, 2024 and December 30, 2023, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which we have the right to invoice as the product is delivered.
Contract Balances
The Company does not have any material contract assets or liabilities as of March 30, 2024 and December 30, 2023.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2024	April 1, 2023
United States	$435.8	$396.8
Canada	15.9	15.7
All other countries	0.3	—
Total	$452.0	$412.5
Note 4 - Interest Expense, Net
The following table summarizes Interest expense, net for the three months ended March 30, 2024 and April 1, 2023:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2024	April 1, 2023
Interest on short-term debt	$0.2	$3.7
Interest on long-term debt	12.9	12.9
Other interest expense	1.6	1.6
Interest income	(4.7)	—
Total	$10.0	$18.2
Note 5 - Income Taxes
Income tax expense was $9.5 million on pre-tax income of $28.2 million for the three months ended March 30, 2024, as compared to income tax expense of $0.3 million on pre-tax income of $3.5 million in the comparable prior year period. The effective income tax rate for the three months ended March 30, 2024 was 33.7% compared to 8.6% in the comparable prior year period.
The effective tax rate for the three months ended March 30, 2024 varied from the effective tax rate in the comparable prior year period due primarily to increased income in taxable jurisdictions and foreign exchange gains incurred in the first quarter of 2023 in tax jurisdictions for which no tax expense was recognized due to existing valuation allowances.
The effective tax rate for the three months ended March 30, 2024 varied from applicable statutory tax rates due primarily to losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.

Note 6 - Common Shares and Net Income per Common Share
Common Shares
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the three months ended March 30, 2024, we repurchased 582,944 common shares for approximately $9.1 million through open market transactions under this repurchase plan.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. For the three months ended April 1, 2023, we repurchased 1,112,514 common shares for approximately $16.6 million through open market transactions under this repurchase plan.
Shares purchased under these repurchase plans were subsequently canceled.
Net Income per Common Share
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the periods presented. Diluted net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, performance-based RSUs, and time-based RSUs during the periods presented. The components of weighted-average basic and diluted shares outstanding are below:

	For the Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Weighted-average common shares outstanding - basic	159,573	159,726
Dilutive effect of Stock Options	344	367
Dilutive effect of Performance based RSUs	213	205
Dilutive effect of Time-based RSUs	319	483
Weighted-average common shares outstanding - diluted	160,449	160,781
The following table summarizes anti-dilutive securities excluded from the computation of diluted net income per common share for the periods indicated:

	For the Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Stock Options	1,345	1,396
Performance-based RSUs [1]	1,317	1,230
Time-based RSUs [2]	—	—
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of performance targets for these awards.
2     Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.
Note 7 - Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, purified bottled water, self-service refill drinking water, filtration units, premium spring, sparkling and flavored essence water, mineral water, and coffee.
During the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations. Our sole reporting segment is North America, which includes DSS, Aquaterra, and Mountain Valley Spring businesses. The Other category includes our corporate oversight function, other miscellaneous expenses.
Segment reporting results have been recast to reflect these changes for all periods presented.

	Three Months Ended March 30, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$451.6	$0.4	$452.0
Depreciation and amortization	47.8	0.4	48.2
Operating income (loss)	51.4	(15.8)	35.6
Additions to property, plant and equipment	36.9	0.7	37.6

	Three Months Ended April 1, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$412.3	$0.2	$412.5
Depreciation and amortization	46.8	0.3	47.1
Operating income (loss)	34.7	(13.3)	21.4
Additions to property, plant and equipment	42.1	0.1	42.2
Revenues by channel by reporting segment were as follows:

	Three Months Ended March 30, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$339.4	$—	$339.4
Water Refill/Water Filtration	58.0	—	58.0
Other Water	17.7	—	17.7
Water Dispensers	16.8	—	16.8
Other	19.7	0.4	20.1
Total	$451.6	$0.4	$452.0

	Three Months Ended April 1, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$312.4	$—	$312.4
Water Refill/Water Filtration	52.2	—	52.2
Other Water	11.3	—	11.3
Water Dispensers	12.7	—	12.7
Other	23.7	0.2	23.9
Total	$412.3	$0.2	$412.5

Note 8 - Inventories
The following table summarizes inventories as of March 30, 2024 and December 30, 2023:

(in millions of U.S. dollars)	March 30, 2024	December 30, 2023
Raw materials	$28.2	$30.4
Finished goods	8.1	6.8
Resale items	10.0	10.1
Total	$46.3	$47.3

Note 9 - Accumulated Other Comprehensive (Loss) Income
Changes in AOCI by component for the three months ended March 30, 2024 and April 1, 2023 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance as of December 30, 2023	$—	$(0.8)	$(104.3)	$(105.1)
OCI before reclassifications	(2.3)	—	(5.5)	(7.8)
Amounts reclassified from AOCI [2]	1.6	—	—	1.6
Net current-period OCI	(0.7)	—	(5.5)	(6.2)
Balance as of March 30, 2024	$(0.7)	$(0.8)	$(109.8)	$(111.3)

Balance as of December 31, 2022	$—	$1.2	$(83.4)	$(82.2)
OCI before reclassifications	—	—	(6.6)	(6.6)
Net current-period OCI	—	—	(6.6)	(6.6)
Balance as of April 1, 2023	$—	$1.2	$(90.0)	$(88.8)
______________________
1All amounts are net of tax. Amounts in parentheses indicate debits.
2During the three months ended March 30, 2024, $2.2 million of losses were reclassified from AOCI related to the amounts excluded from the effectiveness testing recognized in earnings for the foreign exchange forward contracts. The effect of the loss was included in Other income, net on the Consolidated Statements of Operations. The tax impact of the losses was $0.6 million recorded within Income tax expense on the Consolidated Statements of Operations. There were no amounts reclassified from AOCI during the three months ended April 1, 2023.
Note 10 - Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
As of both March 30, 2024 and December 30, 2023, we had $66.7 million in standby letters of credit outstanding.
Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $10.0 million as of March 30, 2024, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.
Note 11 - Hedging Transactions and Derivative Financial Instruments
We are directly and indirectly affected by changes in foreign currency market conditions. These changes in market conditions may adversely impact our financial performance and are referred to as market risks. When deemed appropriate by management, we use derivatives as a risk management tool to mitigate the potential impact of foreign currency market risks.
We use foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of our 2028 Notes. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter.
All derivatives are carried at fair value in the Consolidated Balance Sheets in the line item Other long-term assets, net or Other long-term liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These agreements allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

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
We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are over-the-counter instruments with liquid markets.
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
Fair Value Hedging Strategy
On January 2, 2024, we entered into foreign exchange contracts with a notional amount of €450.0 million ($486.1 million at exchange rates in effect on March 30, 2024) and a maturity date of October 31, 2025. We are utilizing the derivative financial instruments to hedge foreign exchange risk associated with our 2028 Notes.
We designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized in the Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other income, net in the Consolidated Statements of Operations. We exclude forward points from our assessment of hedge effectiveness and amortize them on a straight-line basis over the life of the hedging instruments in Other income, net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other income, net is recorded in AOCI on the Consolidated Balance Sheets.
The following amount was recorded on the Consolidated Balance Sheets related to hedged item as of March 30, 2024:

(in millions of U.S. dollars)	March 30, 2024
Line Item in Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt [1]	$(486.1)
______________________
1Carrying amount is gross of unamortized debt issuance costs as of March 30, 2024.

The fair value of our derivative liabilities included in Other long-term liabilities as of March 30, 2024 was as follows:

(in millions of U.S. dollars)	March 30, 2024
Derivative Contract	Assets	Liabilities
Foreign exchange contracts	$—	$(11.4)
The amount of gains or (losses) recognized in Other income, net in the Consolidated Statements of Operations for fair value hedging relationships, presented on a pre-tax basis, for the three months ended March 30, 2024 is shown in the table below:

(in millions of U.S. dollars)	For the Three Months Ended March 30, 2024
Foreign exchange contracts
Hedged Item	$13.4
Derivative designated as hedging instrument	$(8.3)
Amount reclassed from AOCI to expense (amortized)	$(2.2)
The amount of gains or (losses), net of tax, recognized in our Condensed Consolidated Statements of Comprehensive Income (Loss) for fair value hedging relationships for the three months ended March 30, 2024 is shown in the table below:

(in millions of U.S. dollars)	For the Three Months Ended March 30, 2024
Foreign exchange contracts
Amount excluded from the assessment of effectiveness[1]	$(2.3)
______________________
1Amount is net of tax impact of $0.8 million.
There were no settlements of our derivative instruments during the three months ended March 30, 2024.
Note 12 - Fair Value Measurements
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
Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the net derivative liabilities as of March 30, 2024 was $11.4 million. We had no derivative assets as of March 30, 2024.

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings, and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of March 30, 2024 and December 30, 2023 were as follows:

	March 30, 2024		December 30, 2023
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$481.6	$468.1	$494.6	$477.5
4.375% senior notes due in 2029 [1,2]	743.1	687.3	742.8	683.1
Total	$1,224.7	$1,155.4	$1,237.4	$1,160.6
______________________
1The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of March 30, 2024 and December 30, 2023.
Note 13 - Subsequent Events
On May 8, 2024, our Board of Directors declared a dividend of $0.09 per share on common shares, payable in cash on June 18, 2024, to shareowners of record at the close of business on June 7, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A in our 2023 Annual Report. As used herein, “Primo,” “the Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
Overview
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 11,200 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,500 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection. Environmental stewardship is a part of who we are, and we have worked to progressively achieve carbon neutrality throughout our organization. Our U.S. operations achieved carbon neutral certification in 2020 under the Carbon Neutral Protocol, an international standard administered by Climate Impact Partners.
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
On November 2, 2023, Primo entered into a Share Purchase Agreement (the “Purchase Agreement”) with a subsidiary of the Culligan Group providing for the sale of Carbon Luxembourg S.à.r.l. and certain of its subsidiaries (the "European Business"). On December 29, 2023, Primo completed the sale of the European Business for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments, resulting in total cash consideration of $565.9 million (the “European Divestiture”). The European Divestiture did not include Primo's interest in Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd (“Fonthill”), John Farrer & Company Limited (“Farrers”), and the portions of the Eden Springs Netherlands B.V. business located in the United Kingdom, Israel, and Portugal (collectively the "Remaining International Businesses"). The European Business and the Remaining International Businesses are collectively the "International Businesses." This deal is the first of several transactions that will occur in 2024 as part of a Board-approved plan to sell all of our international businesses, representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations for all periods presented. See Note 2 to the interim unaudited Consolidated Financial Statements for additional information on discontinued operations. Unless otherwise noted, discussion within Item 2 relates to continuing operations.
At the beginning of 2023, our business operated through two reporting segments: (i) North America, which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), and Mountain Valley Spring Company (“Mountain Valley”) businesses, and (ii) Europe, which included the European business of Eden Springs Netherlands B.V. (“Eden Europe”), and our Decantae and Fonthill businesses. The Other category included the Israel business of Eden ("Eden Israel"), and our Aimia and Farrers businesses, as well as our corporate oversight function and other miscellaneous expenses.

As a result of the Board approved plan to sell all of our International Businesses, during the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations which reflects how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, our one reporting segment is North America, which includes our DSS, Aquaterra, and Mountain Valley businesses. The Other category includes our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.
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
Divestiture Transactions
On November 2, 2023, Primo entered into a Share Purchase Agreement providing for the sale of the European Business to a subsidiary of the Culligan Group. As described above, the European Divestiture closed on December 29, 2023.
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
The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A “Risk Factors” and elsewhere in our 2023 Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.
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

•our ability to manage our operations successfully;
•currency fluctuations that adversely affect exchanges between currencies, including the U.S. dollar and the Canadian dollar;
•the impact on our financial results from uncertainty in the financial markets and other adverse changes in general economic conditions, including inflation and interest rates;
•any disruption to production at our manufacturing facilities;
•our ability to maintain access to our water sources;
•the impact of climate change on our business;
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
•our ability to renew our collective bargaining agreements from time to time on satisfactory terms;
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
•our ability to adequately address the challenges and risks associated with our operations and address difficulties in complying with complex and overlapping laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010;
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
We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) before interest expense, net, expense (benefit) for income taxes, and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors, and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, share-based compensation costs, impairment charges, foreign exchange and other (gains) losses, net, loss on disposal of property, plant and equipment, net, loss on extinguishment of long-term debt, (gain) loss on sale of business, (gain) loss on sale of property, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material charges.
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
Summary Financial Results
Net income from continuing operations for the three months ended March 30, 2024 (the "first quarter") was $18.7 million or $0.12 per diluted common share compared with net income from continuing operations of $3.2 million or $0.02 per diluted common share for the three months ended April 1, 2023.
The following items of significance affected our financial results for the first quarter of 2024:
•Net revenue increased to $452.0 million from $412.5 million in the prior year period, an increase of $39.5 million, or 9.6%, due primarily to pricing initiatives of $18.6 million and increased demand for products and services from residential and business customers of $21.0 million;
•Gross profit increased to $291.3 million from $259.0 million in the prior year period. Gross profit as a percentage of net revenue was 64.4% compared to 62.8% in the prior year period. The 160 basis point increase is due primarily to pricing initiatives and increased demand;
•SG&A expenses increased to $249.4 million from $234.6 million in the prior year period due primarily to higher selling and operating costs supporting volume and revenue growth related primarily to labor cost increases of $11.9 million from the prior year period, as well as insurance cost increases of $6.5 million from the prior year period. SG&A expenses as a percentage of net revenue was 55.2% compared to 56.9% in the prior year period;
•Acquisition and integration expenses increased to $5.3 million from $1.7 million in the prior year period due primarily to higher professional fees compared to the prior year period, partially offset by lower integration costs compared to the prior year period. Acquisition and integration expenses as a percentage of revenue was 1.2% compared to 0.4% in the prior year period;
•Gain on sale of property increased to $0.5 million from nil in the prior year period due to the completion of a sale transaction for owned real property;
•Other income, net was $2.6 million compared to $0.3 million in the prior year period due primarily to higher unrealized foreign exchange gains and income from tariff refunds in the current year period compared to the prior year period;
•Income tax expense was $9.5 million on pre-tax income of $28.2 million compared to income tax expense of $0.3 million on pre-tax income of $3.5 million in the prior year period due primarily to increased income in taxable jurisdictions and foreign exchange gains incurred in the first quarter of 2023 in tax jurisdictions for which no tax expense was recognized due to existing valuation allowances;

•Adjusted EBITDA increased to $93.9 million compared to $75.6 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities was $63.4 million compared to cash flows provided by operating activities of $30.3 million in the prior year period. The $33.1 million increase was due primarily to improved earnings, excluding non-cash charges, and a decrease in cash used for working capital relative to the prior year period.
Results of Operations - Continuing Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended March 30, 2024 and April 1, 2023:

	For the Three Months Ended
	March 30, 2024		April 1, 2023
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	452.0	100.0	412.5	100.0
Cost of sales	160.7	35.6	153.5	37.2
Gross profit	291.3	64.4	259.0	62.8
Selling, general and administrative expenses	249.4	55.2	234.6	56.9
Loss on disposal of property, plant and equipment, net	1.5	0.3	1.3	0.3
Acquisition and integration expenses	5.3	1.2	1.7	0.4
Gain on sale of property	(0.5)	(0.1)	—	—
Operating income	35.6	7.9	21.4	5.2
Other income, net	(2.6)	(0.6)	(0.3)	(0.1)
Interest expense, net	10.0	2.2	18.2	4.4
Income from continuing operations before income taxes	28.2	6.2	3.5	0.8
Income tax expense	9.5	2.1	0.3	0.1
Net income from continuing operations	18.7	4.1	3.2	0.8
Net income from discontinued operations, net of income taxes	6.3	1.4	2.6	0.6
Net income	25.0	5.5	5.8	1.4
Depreciation and amortization	48.2	10.7	47.1	11.4

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three months ended March 30, 2024 and April 1, 2023:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2024	April 1, 2023
Revenue, net
North America	$451.6	$412.3
Other	0.4	0.2
Total	$452.0	$412.5
Gross profit
North America	$291.1	$258.8
Other	0.2	0.2
Total	$291.3	$259.0
Selling, general and administrative expenses
North America	$238.1	$221.1
Other	11.3	13.5
Total	$249.4	$234.6
Operating income (loss)
North America	$51.4	$34.7
Other	(15.8)	(13.3)
Total	$35.6	$21.4
The following tables summarize net revenue by channel for the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended March 30, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$339.4	$—	$339.4
Water Refill/Water Filtration	58.0	—	58.0
Other Water	17.7	—	17.7
Water Dispensers	16.8	—	16.8
Other	19.7	0.4	20.1
Total	$451.6	$0.4	$452.0

	Three Months Ended April 1, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$312.4	$—	$312.4
Water Refill/Water Filtration	52.2	—	52.2
Other Water	11.3	—	11.3
Water Dispensers	12.7	—	12.7
Other	23.7	0.2	23.9
Total	$412.3	$0.2	$412.5

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended March 30, 2024 and April 1, 2023:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2024	April 1, 2023
Net income from continuing operations	$18.7	$3.2
Interest expense, net	10.0	18.2
Income tax expense	9.5	0.3
Depreciation and amortization	48.2	47.1
EBITDA	$86.4	$68.8
Acquisition and integration costs	5.3	1.7
Share-based compensation costs	3.0	2.0
Foreign exchange and other gains, net	(1.9)	(0.2)
Loss on disposal of property, plant and equipment, net	1.5	1.3
Gain on sale of property	(0.5)	—
Other adjustments, net	0.1	2.0
Adjusted EBITDA	$93.9	$75.6
Three Months Ended March 30, 2024 Compared to Three Months Ended April 1, 2023
Revenue, Net
Net revenue increased to $452.0 million in the first quarter from $412.5 million in the prior year period, an increase of $39.5 million, or 9.6%, for the year to date from the prior year period.
North America net revenue increased to $451.6 million in the first quarter from $412.3 million in the prior year period, an increase of $39.3 million, or 9.5%, due primarily to pricing initiatives of $18.6 million and increased demand for products and services from residential and business customers of $21.0 million.
Other net revenue increased to $0.4 million in the first quarter from $0.2 million in the prior year period, an increase of $0.2 million, or 100.0%.
Gross Profit
Gross profit increased to $291.3 million in the first quarter from $259.0 million in the prior year period. Gross profit as a percentage of revenue was 64.4% in the first quarter compared to 62.8% in the prior year period.
North America gross profit increased to $291.1 million in the first quarter from $258.8 million in the prior year period, and gross profit as a percentage of revenue was 64.5% in the first quarter compared to 62.8% in the prior year period. The 170 basis point increase is due primarily to pricing initiatives and increased demand.
Other gross profit remained flat at $0.2 million in the first quarter, and gross profit as a percentage of revenue was 50.0% in the first quarter compared to 100.0% in the prior year period.
Selling, General and Administrative Expenses
SG&A expenses increased to $249.4 million in the first quarter from $234.6 million in the prior year period. SG&A expenses as a percentage of revenue was 55.2% in the first quarter compared to 56.9% in the prior year period.
North America SG&A expenses increased to $238.1 million in the first quarter from $221.1 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor increases of $11.9 million and increases in insurance costs of $6.5 million.
Other SG&A expenses remained relatively flat at $11.3 million in the first quarter compared to $13.5 million in the prior year period.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $5.3 million in the first quarter from $1.7 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 1.2% in the first quarter compared to 0.4% in the prior year period.
North America acquisition and integration expenses decreased to $0.6 million in the first quarter from $1.7 million in the prior year period due primarily to lower integration costs in the current year.

Other acquisition and integration expenses increased to $4.7 million in the first quarter compared to nil in the prior year period due primarily to increased professional fees in the current year.
Gain on Sale of Property
Gain on sale of property increased to $0.5 million in the first quarter from nil in the prior year period. Gain on sale of property as a percentage of revenue was 0.1% in the first quarter compared to nil in the prior year period.
The increase was due to the completion of a sale transaction for owned real property in North America.
Operating Income
Operating income increased to $35.6 million in the first quarter from $21.4 million in the prior year period.
North America operating income increased to $51.4 million in the first quarter from $34.7 million in the prior year period due to the items discussed above.
Other operating loss increased to $15.8 million in the first quarter from $13.3 million in the prior year period due to the items discussed above.
Other Income, Net
Other income, net was $2.6 million in the first quarter compared to other income, net of $0.3 million in the prior year period due primarily to higher unrealized foreign exchange gains and income from tariff refunds in the current year period compared to the prior year period.
Income Taxes
Income tax expense was $9.5 million in the first quarter compared to income tax expense of $0.3 million in the prior year period. The effective tax rate in the first quarter was 33.7% compared to 8.6% in the prior year period.
The effective tax rate for the three months ended March 30, 2024 varied from the effective tax rate in the comparable prior year period due primarily to increased income in taxable jurisdictions and foreign exchange gains incurred in the first quarter of 2023 in tax jurisdictions for which no tax expense was recognized due to existing valuation allowances.
The effective tax rate for the three months ended March 30, 2024 varied from the statutory tax rate due primarily to losses in tax jurisdictions for which no tax benefit is recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.

Liquidity and Capital Resources
As of March 30, 2024, we had total debt of $1,269.3 million and $498.3 million of cash and cash equivalents compared to $1,285.0 million of debt and $507.9 million of cash and cash equivalents as of December 30, 2023.
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
We believe that our level of resources, which includes cash on hand, borrowings under the credit agreement (the “Credit Agreement”) among the Company, as parent borrower, Primo Water Holdings Inc. and certain other subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, including the $350.0 million revolving credit facility (the "Revolving Credit Facility") and funds provided by our operations, will be adequate to fund cash outflows that have both a short- and long-term component. These cash flows will support our growth platform and include our expenses, capital expenditures, anticipated dividend payments, and debt service obligations. The Company regularly assesses its cash requirements and the available resources to fund these needs. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the Revolving Credit Facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our Credit Agreement or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.
As of March 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit totaled $66.7 million, resulting in total utilization under the Revolving Credit Facility of $66.7 million. Accordingly, unused availability under the Revolving Credit Facility as of March 30, 2024 amounted to $283.3 million.
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
A dividend $0.08 per common share was declared during each quarter of 2023 for an aggregate dividend payment of approximately $51.8 million. A dividend payment of $0.09 per common share was declared during the first quarter of 2024 for an aggregate dividend payment of approximately $14.6 million.

The following table summarizes our cash flows for the three months ended March 30, 2024 and April 1, 2023, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2024	April 1, 2023
Net cash provided by operating activities of continuing operations	$63.4	$30.3
Net cash used in investing activities of continuing operations	(40.2)	(50.7)
Net cash used in financing activities of continuing operations	(23.2)	(6.5)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	0.8	4.0
Net cash used in investing activities from discontinued operations	(5.6)	(10.8)
Net cash provided by financing activities from discontinued operations	0.1	6.8
Effect of exchange rate changes on cash	(0.5)	0.8
Net decrease in cash, cash equivalents and restricted cash	(5.2)	(26.1)
Cash and cash equivalents and restricted cash, beginning of period	530.5	122.6
Cash and cash equivalents and restricted cash of continuing operations, end of period	525.3	96.5
Cash and cash equivalents and restricted cash from discontinued operations, end of period	27.0	40.4
Cash and cash equivalents and restricted cash of continuing operations, end of period	$498.3	$56.1
Operating Activities
Cash provided by operating activities was $63.4 million year to date compared to $30.3 million in the prior year period. The $33.1 million increase was due primarily to improved earnings, excluding non-cash charges, and a decrease in cash used for working capital relative to the prior year period.
Investing Activities
Cash used in investing activities was $40.2 million year to date compared to $50.7 million in the prior year period. The $10.5 million decrease was due primarily to a decrease in additions to property, plant and equipment and tuck-in acquisitions relative to the prior year period.
Financing Activities
Cash used in financing activities was $23.2 million year to date compared to $6.5 million in the prior year period. The $16.7 million increase was due primarily to the absence of net proceeds from short-term borrowings in the current period compared to the prior year period and an increase in dividends paid to shareholders, partially offset by a decrease in share repurchases and an increase in common shares issued.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 30, 2024.
Contractual Obligations
There were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2023 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2023 Annual Report.

Covenant Compliance
Indentures Governing Our Outstanding Notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of March 30, 2024, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of March 30, 2024.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of March 30, 2024.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the three months ended March 30, 2024, we repurchased 582,944 common shares for approximately $9.1 million through open market transactions under this repurchase plan.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. For the three months ended April 1, 2023, we repurchased 1,112,514 common shares for approximately $16.6 million through open market transactions under this repurchase plan.
Repurchased shares were subsequently canceled. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We are unable to predict the number of common shares that ultimately will be repurchased under the current share repurchase program, or the aggregate dollar amount of common shares to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Tax Withholding
During the three months ended March 30, 2024 and April 1, 2023, an aggregate of 164,922 common shares and 165,324 common shares, respectively, were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 30, 2023, our equity has increased by $2.4 million. The increase was due to net income of $25.0 million, the issuance of common shares of $6.2 million, and share-based compensation costs of $3.1 million, partially offset by common shares repurchased and canceled of $11.1 million, common share dividend payments of $14.6 million and other comprehensive loss, net of tax of $6.2 million.

Dividend Payments
Common Share Dividend
On February 21, 2024, the Board of Directors declared a dividend of $0.09 per share on common shares, payable in cash on March 25, 2024 to shareowners of record at the close of business on March 8, 2024. On May 8, 2024, the Board of Directors declared a dividend of $0.09 per share on common shares, payable in cash on June 18, 2024, to shareowners of record at the close of business on June 7, 2024. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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
We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2023 Annual Report.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to foreign currency, interest rate, commodity price, and credit risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes. We have no material changes to the Quantitative and Qualitative Disclosures about Market Risk as filed in our 2023 Annual Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2024. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2024, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors since December 30, 2023. Please refer to our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the three months ended March 30, 2024, we repurchased 582,944 common shares for approximately $9.1 million through open market transactions under this repurchase plan.
The following table summarizes the repurchase activity under the repurchase plan for the three months ended March 30, 2024:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2023 - January 31, 2024	204,316	$14.77	204,316	$70,032,355
February 1, 2024 - February 29, 2024	201,741	$14.97	201,741	$67,012,739
March 1, 2024 - March 30, 2024	176,887	$17.07	176,887	$63,992,899
Total	582,944
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the three months ended March 30, 2024 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2023 - January 31, 2024	32,674	$15.04	N/A	N/A
February 1, 2024 - February 29, 2024	129,885	$14.59	N/A	N/A
March 1, 2024 - March 30, 2024	2,363	$17.16	N/A	N/A
Total	164,922

Item 5. Other Information
During the three months ended March 30, 2024, none of our directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Articles of Continuance of Primo Water Corporation, dated July 7, 2021.	10-Q	3.1	8/6/2021	001-31410
3.2	Second Amended and Restated By-Law No. 1 of Primo Water Corporation, dated May 3, 2023.	8-K	3.1	5/3/2023	001-31410
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2024.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2024.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2024.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2024.					*
101
The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, filed May 9, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.
*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
______________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: May 9, 2024	/s/ David Hass
David Hass
Chief Financial Officer
(On behalf of the Company)

Date: May 9, 2024	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)