Form 10-Q
period 2024-06-29
Primo Water Corp /CN/
filed 2024-08-08
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 29, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2024
Common Shares, no par value per share	160,312,986

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue, net	$485.0	$450.6	$937.0	$863.1
Cost of sales	167.0	159.8	327.7	313.3
Gross profit	318.0	290.8	609.3	549.8
Selling, general and administrative expenses	264.4	246.6	513.8	481.2
Loss on disposal of property, plant and equipment, net	1.3	0.9	2.8	2.2
Acquisition and integration expenses	13.1	1.9	18.4	3.6
Gain on sale of property	—	—	(0.5)	—
Operating income	39.2	41.4	74.8	62.8
Other expense, net	2.7	0.6	0.1	0.3
Interest expense, net	9.2	18.8	19.2	37.0
Income from continuing operations before income taxes	27.3	22.0	55.5	25.5
Income tax expense	14.0	8.4	23.5	8.7
Net income from continuing operations	$13.3	$13.6	$32.0	$16.8
Net income from discontinued operations, net of income taxes (Note 2)	2.7	7.7	9.0	10.3
Net income	$16.0	$21.3	$41.0	$27.1

Net income per common share
Basic:
Continuing operations	$0.08	$0.09	$0.20	$0.11
Discontinued operations	$0.02	$0.04	$0.06	$0.06
Net income	$0.10	$0.13	$0.26	$0.17

Diluted:
Continuing operations	$0.08	$0.09	$0.20	$0.11
Discontinued operations	$0.02	$0.04	$0.05	$0.06
Net income	$0.10	$0.13	$0.25	$0.17

Weighted-average common shares outstanding (in thousands)
Basic	160,112	159,196	159,843	159,465
Diluted	161,384	159,900	161,041	160,332

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Income
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$16.0	$21.3	$41.0	$27.1
Other comprehensive loss:
Currency translation adjustment	(3.2)	(0.6)	(8.7)	(7.2)
Pension benefit plan, net of tax [1]	—	0.6	—	0.6
Unrealized gain on derivative instruments, net of tax [2]	1.5	—	0.8	—
Total other comprehensive loss	(1.7)	—	(7.9)	(6.6)
Comprehensive income	$14.3	$21.3	$33.1	$20.5
______________________
1    Net of the tax impact of $0.2 million for the three and six months ended July 1, 2023.
2    Net of the tax impact of $0.5 million and $0.3 million for the three and six months ended June 29, 2024, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	June 29, 2024	December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$603.3	$507.9
Accounts receivable, net of allowance of $13.2 ($12.7 as of December 30, 2023)	164.1	156.0
Inventories	47.3	47.3
Prepaid expenses and other current assets	22.9	26.0
Current assets of discontinued operations	81.9	128.7
Total current assets	919.5	865.9
Property, plant and equipment, net	549.1	556.5
Operating lease right-of-use-assets	147.5	136.0
Goodwill	1,009.0	1,004.6
Intangible assets, net	717.8	714.2
Other long-term assets, net	18.4	20.2
Long-term assets of discontinued operations	158.4	225.6
Total assets	$3,519.7	$3,523.0
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14.6	$14.2
Accounts payable and accrued liabilities	291.2	276.4
Current operating lease obligations	26.0	25.6
Current liabilities of discontinued operations	89.3	109.9
Total current liabilities	421.1	426.1
Long-term debt	1,250.3	1,270.8
Operating lease obligations	134.0	124.0
Deferred tax liabilities	141.5	144.2
Other long-term liabilities	84.6	64.4
Long-term liabilities of discontinued operations	33.8	52.2
Total liabilities	2,065.3	2,081.7
Equity
Common shares, no par value - 160,289,149 (December 30, 2023 - 159,480,638) shares issued	1,310.2	1,288.6
Additional paid-in capital	86.6	90.6
Retained earnings	170.6	167.2
Accumulated other comprehensive loss	(113.0)	(105.1)
Total Primo Water Corporation equity	1,454.4	1,441.3
Total liabilities and equity	$3,519.7	$3,523.0
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cash flows from operating activities of continuing operations:
Net income	$16.0	$21.3	$41.0	$27.1
Net income from discontinued operations, net of income taxes	2.7	7.7	9.0	10.3
Net income from continuing operations	13.3	13.6	32.0	16.8
Adjustments to reconcile net income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	49.7	47.2	97.9	94.3
Amortization of financing fees	0.9	0.9	1.7	1.7
Share-based compensation expense	9.5	2.7	12.5	4.7
(Benefit) provision for deferred income taxes	(4.9)	5.4	(3.0)	6.5
Loss on disposal of property, plant and equipment, net	1.3	0.9	2.8	2.2
Gain on sale of property	—	—	(0.5)	—
Other non-cash items	2.0	(1.2)	(2.6)	(3.2)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	3.3	(22.6)	(2.7)	(18.8)
Inventories	(3.0)	2.6	(1.8)	4.7
Prepaid expenses and other current assets	3.9	4.2	0.5	1.9
Other assets	4.3	(0.4)	3.8	(0.5)
Accounts payable and accrued liabilities and other liabilities	21.0	11.9	24.1	(14.8)
Net cash provided by operating activities of continuing operations	101.3	65.2	164.7	95.5
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(20.1)	(15.6)	(24.2)	(23.0)
Additions to property, plant and equipment	(37.3)	(27.0)	(74.9)	(69.2)
Additions to intangible assets	(3.0)	(2.0)	(5.3)	(4.0)
Proceeds from sale of property, plant and equipment	0.1	0.1	0.2	0.2
Proceeds from sale of property	—	—	1.0	—
Other investing activities	—	1.1	2.7	1.9
Net cash used in investing activities of continuing operations	(60.3)	(43.4)	(100.5)	(94.1)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(3.8)	(2.8)	(6.6)	(6.0)
Proceeds from short-term borrowings	—	43.0	—	104.0
Payments on short-term borrowings	—	(59.8)	—	(93.0)
Issuance of common shares	10.5	0.4	16.7	4.7
Common shares repurchased and canceled	(9.1)	(2.5)	(20.2)	(21.8)
Dividends paid to common shareholders	(14.4)	(13.1)	(29.2)	(25.9)
Payment of contingent consideration for acquisitions	(1.1)	(0.2)	(1.8)	(1.0)
Other financing activities	—	(2.5)	—	(5.0)
Net cash used in financing activities of continuing operations	(17.9)	(37.5)	(41.1)	(44.0)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	1.4	11.6	2.2	15.6
Net cash provided by (used in) investing activities from discontinued operations	64.7	(9.0)	59.1	(19.8)
Net cash provided by financing activities from discontinued operations	0.9	2.8	1.0	9.6
Net cash provided by discontinued operations	67.0	5.4	62.3	5.4
Effect of exchange rate changes on cash	0.1	0.6	(0.4)	1.4
Net increase (decrease) in cash, cash equivalents and restricted cash	90.2	(9.7)	85.0	(35.8)
Cash and cash equivalents and restricted cash, beginning of period	525.3	96.5	530.5	122.6
Cash and cash equivalents and restricted cash, end of period	$615.5	$86.8	$615.5	$86.8
Cash and cash equivalents and restricted cash from discontinued operations, end of period	12.2	35.6	12.2	35.6
Cash and cash equivalents and restricted cash of continuing operations, end of period	$603.3	$51.2	$603.3	$51.2
Supplemental Non-Cash Investing and Financing Activities:
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$12.1	$11.3	$12.6	$12.6
Dividends payable issued through accounts payable and accrued liabilities	0.2	0.1	0.4	0.3
Financing lease right-of-use assets obtained in exchange for lease obligations	3.6	0.1	3.6	0.1
Operating lease right-of-use assets obtained in exchange for lease obligations	16.3	12.8	26.8	13.9
Inventory transfer to property, plant and equipment	1.4	1.6	1.6	8.5
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$27.5	$31.0	$28.4	$35.7
Cash received for interest	6.1	—	10.8	—
Cash paid for income taxes, net	17.4	3.7	17.5	3.9
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 30, 2024	159,707	$1,296.4	$85.4	$173.2	$(111.3)	$1,443.7
Net income	—	—	—	16.0	—	16.0
Other comprehensive loss, net of tax	—	—	—	—	(1.7)	(1.7)
Common shares dividends ($0.09 per common share)	—	—	—	(14.6)	—	(14.6)
Share-based compensation	—	—	9.6	—	—	9.6
Common shares repurchased and canceled	(472)	(5.1)	—	(4.0)	—	(9.1)
Common shares issued - Equity Incentive Plan	1,013	18.2	(8.2)	—	—	10.0
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	40	0.7	(0.2)	—	—	0.5
Balance at June 29, 2024	160,289	$1,310.2	$86.6	$170.6	$(113.0)	$1,454.4

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 30, 2023	159,481	$1,288.6	$90.6	$167.2	$(105.1)	$1,441.3
Net income	—	—	—	41.0	—	41.0
Other comprehensive loss, net of tax	—	—	—	—	(7.9)	(7.9)
Common shares dividends ($0.18 per common share)	—	—	—	(29.2)	—	(29.2)
Share-based compensation	—	—	12.7	—	—	12.7
Common shares repurchased and canceled	(1,220)	(11.8)	—	(8.4)	—	(20.2)
Common shares issued - Equity Incentive Plan	1,958	32.3	(16.5)	—	—	15.8
Common shares issued - Dividend Reinvestment Plan	2	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	68	1.1	(0.2)	—	—	0.9
Balance at June 29, 2024	160,289	$1,310.2	$86.6	$170.6	$(113.0)	$1,454.4

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at April 1, 2023	159,261	$1,283.3	$86.2	$(24.2)	$(88.8)	$1,256.5
Net income	—	—	—	21.3	—	21.3
Common shares dividends ($0.08 per common share)	—	—	—	(12.9)	—	(12.9)
Share-based compensation	—	—	3.0	—	—	3.0
Common shares repurchased and canceled	(174)	(1.4)	—	(1.1)	—	(2.5)
Common shares issued - Equity Incentive Plan	119	0.7	(0.7)	—	—	—
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	33	0.5	(0.1)	—	—	0.4
Balance at July 1, 2023	159,240	$1,283.1	$88.4	$(16.9)	$(88.8)	$1,265.8

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	159,752	$1,283.2	$91.3	$(9.4)	$(82.2)	$1,282.9
Net income	—	—	—	27.1	—	27.1
Other comprehensive loss, net of tax	—	—	—	—	(6.6)	(6.6)
Common shares dividends ($0.16 per common share)	—	—	—	(25.8)	—	(25.8)
Share-based compensation	—	—	5.3	—	—	5.3
Common shares repurchased and canceled	(1,452)	(13.0)	—	(8.8)	—	(21.8)
Common shares issued - Equity Incentive Plan	879	12.0	(8.1)	—	—	3.9
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	60	0.9	(0.1)	—	—	0.8
Balance at July 1, 2023	159,240	$1,283.1	$88.4	$(16.9)	$(88.8)	$1,265.8

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
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 11,350 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,950 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
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
Pending Transaction with BlueTriton Brands
On June 16, 2024, Primo Water entered into an Arrangement Agreement and Plan of Merger (the “Arrangement Agreement”) by and among Primo Water, Triton Water Parent, Inc., a corporation incorporated under the laws of Delaware (“BlueTriton Brands”), Triton US HoldCo, Inc., a corporation incorporated under the laws of Delaware and a wholly-owned subsidiary of BlueTriton Brands (“NewCo”), Triton Merger Sub 1, Inc., a corporation incorporated under the laws of Delaware and direct, wholly‑owned subsidiary of NewCo (“Merger Sub”) and 1000922661 Ontario Inc., a corporation organized under the laws of the Province of Ontario and a direct, wholly‑owned subsidiary of NewCo (“Amalgamation Sub”).
The Arrangement Agreement provides that, subject to the terms and conditions set forth therein, (i) Amalgamation Sub will acquire all of the issued and outstanding shares of Primo Water in a court-approved plan of arrangement (the “Plan of Arrangement”) in exchange for shares of NewCo, followed immediately by an amalgamation of the Company and Amalgamation Sub, with Primo Water surviving as a wholly-owned subsidiary of NewCo (collectively, the “Arrangement”), (ii) immediately following the Arrangement, Merger Sub will be merged with and into BlueTriton Brands (the “Merger”), with

BlueTriton Brands surviving as a wholly-owned subsidiary of NewCo and (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, BlueTriton Brands, as the surviving company in the Merger, will be merged with and into NewCo (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “BlueTriton Transaction”), with NewCo being the surviving corporation and (iv) as a result of the BlueTriton Transaction, the Company and Triton Water Intermediate, Inc., a wholly-owned subsidiary of BlueTriton Brands, will be wholly-owned subsidiaries of NewCo. The BlueTriton Transaction is expected to close in the first half of 2025, subject to various conditions as noted in the Arrangement Agreement. The final corporate name and branding of NewCo is expected to be announced in the future. See Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for information about certain risks and uncertainties related to the BlueTriton Transaction.
Discontinued Operations
On November 2, 2023, Primo entered into a Share Purchase Agreement (the “Purchase Agreement”) with a subsidiary of the Culligan Group providing for the sale of Carbon Luxembourg S.à.r.l. and certain of its subsidiaries (the "European Business"). On December 29, 2023, Primo completed the sale of the European Business for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments resulting in total cash consideration of $565.9 million (the “European Divestiture”). The European Divestiture did not include Primo's interests in Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd (“Fonthill”), John Farrer & Company Limited (“Farrers”), and the portions of the Eden Springs Netherlands B.V. business located in the United Kingdom, Israel, and Portugal (collectively the "Other International Businesses"). On June 7, 2024, Primo sold its interest in the Aimia and Farrers businesses, and on July 3, 2024, Primo sold the Portugal business. The European Business and the Other International Businesses are collectively the "International Businesses." These deals are a part of several transactions occurring in 2024 as part of a Board-approved plan to sell all of our international businesses, representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations.
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
Changes in Presentation
Prior to the European Divestiture, our business operated through two reporting segments: (i) North America, which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) businesses, and (ii) Europe, which included the European business of Eden Springs Netherlands B.V. (“Eden Europe”), and our Decantae and Fonthill businesses. The Other category included the Israel business of Eden ("Eden Israel"), and our Aimia and Farrers businesses sold during the quarter, as well as our corporate oversight function and other miscellaneous expenses.
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

Cost of Sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in Cost of sales in the Consolidated Statements of Operations. Shipping and handling costs incurred to deliver products from our branch locations to the end-user consumer of those products are recorded in Selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Operations. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in Cost of sales in the Consolidated Statements of Operations. Shipping and handling costs included in SG&A expenses were $124.6 million and $245.7 million for the three and six months ended June 29, 2024, respectively, and $114.4 million and $227.7 million for the three and six months ended July 1, 2023, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Derivative Financial Instruments
We use foreign exchange forward contracts ("foreign exchange contracts") to manage the foreign exchange risk associated with the principal balance of our €450.0 million 3.875% senior notes due October 31, 2028 (the "2028 Notes"). Foreign exchange forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets. We exclude forward points from our assessment of hedge effectiveness and amortize them on a straight-line basis over the life of the derivative financial instruments in Other expense, net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other expense, net is recorded in Accumulated other comprehensive loss ("AOCI") on the Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. We manage credit risk related to the derivative financial instruments by requiring high credit standards for our counterparties. Refer to Note 12 to the Consolidated Financial Statements for further information on our derivative financial instruments.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. As of June 29, 2024 and December 30, 2023, cash and cash equivalents were maintained at major financial institutions in the United States, and current deposits are in excess of insured limits. The Company believes these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to the Company. The Company has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the three and six months ended June 29, 2024.
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

Note 2 - Discontinued Operations
International Businesses
On December 29, 2023, the Company completed the European Divestiture for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments resulting in total cash consideration of $565.9 million (see Note 1 to the Consolidated Financial Statements). The European Divestiture excluded the Other International Businesses. This deal is the first of several transactions that will occur in 2024 as part of a Board-approved plan to sell all of our international businesses representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations for all periods presented.
In connection with the European Divestiture, the Company and the purchaser entered into a transition services agreement pursuant to which the purchaser will provide certain information technology and shared service center services to the Company for various periods. For the three and six months ended June 29, 2024, these services were not material.
On June 7, 2024, the Company completed the sale of its Aimia and Farrers businesses for aggregate deal consideration of $75.5 million, resulting in a loss on sale in the amount of $2.0 million which was recorded in Net income from discontinued operations, net of income taxes on the Consolidated Statements of Operations during the three and six months ended June 29, 2024.
The major components of Net income from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations include the following:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue, net	$74.1	$142.7	$153.2	$276.7
Cost of sales	39.1	65.2	85.4	129.9
Gross profit	35.0	77.5	67.8	146.8
Selling, general and administrative expenses	26.1	71.1	49.8	140.0
Loss on disposal of property, plant and equipment, net	0.9	0.3	1.0	0.3
Acquisition and integration expenses	—	(0.1)	—	0.2
Operating income from discontinued operations	8.0	6.2	17.0	6.3
Other expense (income), net	0.1	(5.1)	0.1	(11.1)
Loss on sale of discontinued operations	2.0	—	2.5	—
Interest expense, net	0.5	1.0	1.1	1.6
Income from discontinued operations, before income taxes	$5.4	$10.3	$13.3	$15.8
Income tax expense	2.7	2.6	4.3	5.5
Net income from discontinued operations, net of income taxes	$2.7	$7.7	$9.0	$10.3

Assets and liabilities of discontinued operations presented in the accompanying Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023 include the following:

(in millions of U.S. dollars)	June 29, 2024	December 30, 2023
ASSETS
Cash and cash equivalents	$12.2	$22.6
Accounts receivable, net of allowance of $4.9 ($3.4 as of December 30, 2023)	53.4	67.4
Inventories	13.8	31.9
Prepaid expenses and other current assets	2.5	6.8
Current assets of discontinued operations	$81.9	$128.7
Property, plant and equipment, net	82.0	83.7
Operating lease right-of-use-assets	28.7	37.9
Goodwill	26.5	48.5
Intangible assets, net	28.1	61.5
Other long-term assets, net [1]	(6.9)	(6.0)
Long-term assets of discontinued operations	$158.4	$225.6
LIABILITIES
Short-term borrowings	$20.4	$18.4
Current maturities of long-term debt	3.2	3.5
Accounts payable and accrued liabilities	62.0	83.4
Current operating lease obligations	3.7	4.6
Current liabilities of discontinued operations	$89.3	$109.9
Long-term debt	8.9	9.2
Operating lease obligations	22.7	33.6
Deferred tax liabilities	—	7.0
Other long-term liabilities	2.2	2.4
Long-term liabilities of discontinued operations	$33.8	$52.2
________________________________
1 Includes the impairment recorded to reduce the carrying value of the Other International Businesses to the fair value less costs to sell.
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

Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which we historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $10.9 million and $7.7 million as of June 29, 2024 and December 30, 2023, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which we have the right to invoice as the product is delivered.
Contract Balances
The Company does not have any material contract assets or liabilities as of June 29, 2024 and December 30, 2023.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
United States	$467.2	$433.3	$903.0	$830.1
Canada	17.8	17.3	33.7	33.0
All other countries	—	—	0.3	—
Total	$485.0	$450.6	$937.0	$863.1
Note 4 - Share-based Compensation
During the three and six months ended June 29, 2024, we granted 46,991 common shares with an aggregate grant date fair value of approximately $1.2 million to the non-management members of our Board of Directors under the Amended and Restated Primo Water Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.
Note 5 - Interest Expense, Net
The following table summarizes Interest expense, net for the three and six months ended June 29, 2024 and July 1, 2023:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest on short-term debt	$0.9	$4.3	$1.1	$8.0
Interest on long-term debt	12.9	13.0	25.8	25.9
Other interest expense	1.6	1.5	3.2	3.1
Interest income	(6.2)	—	(10.9)	—
Total	$9.2	$18.8	$19.2	$37.0
Note 6 - Income Taxes
Income tax expense was $14.0 million on pre-tax income of $27.3 million for the three months ended June 29, 2024, as compared to income tax expense of $8.4 million on pre-tax income of $22.0 million in the comparable prior year period. Income tax expense was $23.5 million on pre-tax income of $55.5 million for the six months ended June 29, 2024, as compared to income tax expense of $8.7 million on pre-tax income of $25.5 million in the comparable prior year period. The effective income tax rate for the three and six months ended June 29, 2024 was 51.3% and 42.3%, respectively, compared to 38.2% and 34.1%, respectively, in the comparable prior year period.
The effective tax rate for the three and six months ended June 29, 2024 varied from the effective tax rate in the comparable prior year period due primarily to increased non-deductible expenses in the US.

The effective tax rate for the three and six months ended June 29, 2024 varied from applicable statutory tax rates due primarily to losses in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
Note 7 - Common Shares and Net Income per Common Share
Common Shares
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the three and six months ended June 29, 2024, we repurchased 349,952 and 932,896 common shares for approximately $6.8 million and $15.9 million, respectively, through open market transactions under this repurchase plan.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. For the three and six months ended July 1, 2023, we repurchased 160,098 and 1,272,612 common shares for approximately $2.4 million and $19.0 million, respectively, through open market transactions under this repurchase plan.
Shares purchased under these repurchase plans were subsequently canceled.
We have currently paused our share repurchase program in light of Primo Water's pending transaction with BlueTriton Brands.
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

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Weighted-average common shares outstanding - basic	160,112	159,196	159,843	159,465
Dilutive effect of Stock Options	480	192	421	266
Dilutive effect of Performance based RSUs	294	—	355	103
Dilutive effect of Time-based RSUs	498	512	422	498
Weighted-average common shares outstanding - diluted	161,384	159,900	161,041	160,332
The following table summarizes anti-dilutive securities excluded from the computation of diluted net income per common share for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock Options	—	2,219	—	1,984
Performance-based RSUs [1]	1,453	1,175	1,453	1,175
Time-based RSUs [2]	—	—	—	—
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of performance targets for these awards.
2     Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.

Note 8 - Segment Reporting
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
Segment reporting results have been recast to reflect these changes for all periods presented.

	For the Three Months Ended June 29, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$484.8	$0.2	$485.0
Depreciation and amortization	49.2	0.5	49.7
Operating income (loss)	72.9	(33.7)	39.2
Additions to property, plant and equipment	37.2	0.1	37.3

	For the Six Months Ended June 29, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$936.4	$0.6	$937.0
Depreciation and amortization	97.0	0.9	97.9
Operating income (loss)	124.3	(49.5)	74.8
Additions to property, plant and equipment	74.1	0.8	74.9

	For the Three Months Ended July 1, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$450.5	$0.1	$450.6
Depreciation and amortization	46.8	0.4	47.2
Operating income (loss)	57.3	(15.9)	41.4
Additions to property, plant and equipment	26.6	0.4	27.0

	For the Six Months Ended July 1, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$862.8	$0.3	$863.1
Depreciation and amortization	93.6	0.7	94.3
Operating income (loss)	92.0	(29.2)	62.8
Additions to property, plant and equipment	68.7	0.5	69.2

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended June 29, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$368.2	$—	$368.2
Water Refill/Water Filtration	61.8	—	61.8
Other Water [1]	22.2	—	22.2
Water Dispensers	13.2	—	13.2
Other	19.4	0.2	19.6
Total	$484.8	$0.2	$485.0

	For the Six Months Ended June 29, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$707.6	$—	$707.6
Water Refill/Water Filtration	119.8	—	119.8
Other Water [1]	39.9	—	39.9
Water Dispensers	30.0	—	30.0
Other	39.1	0.6	39.7
Total	$936.4	$0.6	$937.0

	For the Three Months Ended July 1, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$342.9	$—	$342.9
Water Refill/Water Filtration	55.4	—	55.4
Other Water [1]	11.9	—	11.9
Water Dispensers	16.7	—	16.7
Other	23.6	0.1	23.7
Total	$450.5	$0.1	$450.6

	For the Six Months Ended July 1, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$655.3	$—	$655.3
Water Refill/Water Filtration	107.6	—	107.6
Other Water [1]	23.2	—	23.2
Water Dispensers	29.4	—	29.4
Other	47.3	0.3	47.6
Total	$862.8	$0.3	$863.1
______________________
1Primarily Mountain Valley retail and on-premise revenue.

Note 9 - Inventories
The following table summarizes inventories as of June 29, 2024 and December 30, 2023:

(in millions of U.S. dollars)	June 29, 2024	December 30, 2023
Raw materials	$27.6	$30.4
Finished goods	9.8	6.8
Resale items	9.9	10.1
Total	$47.3	$47.3
Note 10 - Accumulated Other Comprehensive (Loss) Income
Changes in AOCI by component for the three and six months ended June 29, 2024 and July 1, 2023 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance as of March 30, 2024	$(0.7)	$(0.8)	$(109.8)	$(111.3)
OCI before reclassifications	(0.2)	—	(1.8)	(2.0)
Amounts reclassified from AOCI	1.7	—	(1.4)	0.3
Net current-period OCI	1.5	—	(3.2)	(1.7)
Balance as of June 29, 2024	$0.8	$(0.8)	$(113.0)	$(113.0)

Balance as of December 30, 2023	$—	$(0.8)	$(104.3)	$(105.1)
OCI before reclassifications	(2.5)	—	(7.3)	(9.8)
Amounts reclassified from AOCI	3.3	—	(1.4)	1.9
Net current-period OCI	0.8	—	(8.7)	(7.9)
Balance as of June 29, 2024	$0.8	$(0.8)	$(113.0)	$(113.0)

Balance as of April 1, 2023	$—	$1.2	$(90.0)	$(88.8)
OCI before reclassifications	—	—	(0.6)	(0.6)
Amounts reclassified from AOCI	—	0.6	—	0.6
Net current-period OCI	—	0.6	(0.6)	—
Balance as of July 1, 2023	$—	$1.8	$(90.6)	$(88.8)

Balance as of December 31, 2022	$—	$1.2	$(83.4)	$(82.2)
OCI before reclassifications	—	—	(7.2)	(7.2)
Amounts reclassified from AOCI	—	0.6	—	0.6
Net current-period OCI	—	0.6	(7.2)	(6.6)
Balance as of July 1, 2023	$—	$1.8	$(90.6)	$(88.8)
______________________
1All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions of U.S. dollars)	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details of AOCI Components	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gains and losses on derivative instruments
Foreign exchange contracts [1]	$(1.7)	$—	$(3.3)	$—	Other expense, net
	$(1.7)	$—	$(3.3)	$—	Net of tax
Amortization of pension benefit plan items
Recognized actuarial losses [2]	$—	$(0.6)	$—	$(0.6)	Other expense, net
	$—	$(0.6)	$—	$(0.6)	Net of tax
Foreign currency translation adjustments [3]	$1.4	$—	$1.4	$—	Loss on sale of discontinued operations
Total reclassifications for the period	$(0.3)	$(0.6)	$(1.9)	$(0.6)	Net of tax
1During the three and six months ended June 29, 2024, $2.3 million and $4.5 million of losses, respectively, were reclassified from AOCI related to the amounts excluded from the effectiveness testing recognized in earnings for the foreign exchange forward contracts. The effect of the loss was included in Other expense, net on the Consolidated Statements of Operations. The tax impact of the losses of $0.6 million and $1.2 million, respectively, was recorded within Income tax expense on the Consolidated Statements of Operations.
2During the three and six months ended July 1, 2023, $0.6 million was reclassified from AOCI due to the recognition of unrealized losses resulting from the distribution of the assets of the U.S. defined benefit plan. The effect of the loss was included in Other expense, net on the Consolidated Statements of Operations during the second quarter. The settlement did not have a material impact on the financial statements.
3During the three and six months ended June 29, 2024, the amount relates to the foreign currency translation balances recognized in earnings in connection with the sale of the Aimia and Farrers businesses included in Net income from discontinued operations, net of income taxes on the Consolidated Statement of Operations.
Note 11 - Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
As of June 29, 2024 and December 30, 2023, we had $65.9 million and $66.7 million, respectively, in standby letters of credit outstanding.
Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $9.3 million as of June 29, 2024, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

Note 12 - Hedging Transactions and Derivative Financial Instruments
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
Fair Value Hedging Strategy
On January 2, 2024, we entered into foreign exchange contracts with a notional amount of €450.0 million ($481.5 million at exchange rates in effect on June 29, 2024) and a maturity date of October 31, 2025. We are utilizing the derivative financial instruments to hedge foreign exchange risk associated with our 2028 Notes.
We designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized in the Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other expense, net in the Consolidated Statements of Operations. We exclude forward points from our assessment of hedge effectiveness and amortize them on a straight-line basis over the life of the hedging instruments in Other expense, net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other expense, net is recorded in AOCI on the Consolidated Balance Sheets.

The following amount was recorded on the Consolidated Balance Sheets related to hedged item as of June 29, 2024:

(in millions of U.S. dollars)	June 29, 2024
Line Item in Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt [1]	$(481.5)
______________________
1Carrying amount is gross of unamortized debt issuance costs as of June 29, 2024.
The fair value of our derivative liabilities included in Other long-term liabilities as of June 29, 2024 was as follows:

(in millions of U.S. dollars)	June 29, 2024
Derivative Contract	Assets	Liabilities
Foreign exchange contracts	$—	$(16.2)
The amount of gains or (losses) recognized in Other expense, net in the Consolidated Statements of Operations for fair value hedging relationships, presented on a pre-tax basis, for the three and six months ended June 29, 2024 is shown in the table below:

(in millions of U.S. dollars)	For the Three Months Ended June 29, 2024	For the Six Months Ended June 29, 2024
Foreign exchange contracts
Hedged Item	$4.5	$17.9
Derivative designated as hedging instrument	$(4.5)	$(12.8)
Amount reclassed from AOCI to expense (amortized)	$(2.3)	$(4.5)

The amount of gains or (losses), net of tax, recognized in our Condensed Consolidated Statements of Comprehensive Income (Loss) for fair value hedging relationships for the three and six months ended June 29, 2024 is shown in the table below:

(in millions of U.S. dollars)	For the Three Months Ended June 29, 2024	For the Six Months Ended June 29, 2024
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$(0.2)	$(2.5)
______________________
1Amount is net of tax impact of $0.1 million and $0.9 million for the three and six months ended June 29, 2024, respectively.
There were no settlements of our derivative instruments during the three and six months ended June 29, 2024.
Note 13 - Fair Value Measurements
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
Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the net derivative liabilities as of June 29, 2024 was $16.2 million. We had no derivative assets as of June 29, 2024.
Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings, and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of June 29, 2024 and December 30, 2023 were as follows:

	June 29, 2024		December 30, 2023
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$477.3	$451.3	$494.6	$477.5
4.375% senior notes due in 2029 [1,2]	743.4	689.4	742.8	683.1
Total	$1,220.7	$1,140.7	$1,237.4	$1,160.6
______________________
1The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of June 29, 2024 and December 30, 2023.
Note 14 - Subsequent Events
On August 6, 2024, our Board of Directors declared a dividend of $0.09 per share on common shares, payable in cash on September 5, 2024, to shareowners of record at the close of business on August 22, 2024.
On July 11, 2024, the Company entered into the third amendment to the credit agreement governing our senior secured revolving credit facility. The amendment extends the maturity date to September 30, 2026 with no change to the initial aggregate availability of $350.0 million. We are currently assessing the impact on our Consolidated Financial Statements.
On July 3, 2024, the Company completed the sale of our Portugal business, resulting in total cash consideration to the Company of $19.2 million. We are currently assessing the impact on our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A in our 2023 Annual Report and Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. As used herein, “Primo,” “the Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
Overview
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 11,350 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 17,950 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
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
Pending Transaction with BlueTriton Brands
On June 16, 2024, Primo Water entered into an Arrangement Agreement and Plan of Merger (the “Arrangement Agreement”) by and among Primo Water, Triton Water Parent, Inc., a corporation incorporated under the laws of Delaware (“BlueTriton Brands”), Triton US HoldCo, Inc., a corporation incorporated under the laws of Delaware and a wholly-owned subsidiary of BlueTriton Brands (“NewCo”), Triton Merger Sub 1, Inc., a corporation incorporated under the laws of Delaware and direct, wholly‑owned subsidiary of NewCo (“Merger Sub”) and 1000922661 Ontario Inc., a corporation organized under the laws of the Province of Ontario and a direct, wholly‑owned subsidiary of NewCo (“Amalgamation Sub”).
The Arrangement Agreement provides that, subject to the terms and conditions set forth therein, (i) Amalgamation Sub will acquire all of the issued and outstanding shares of Primo Water in a court-approved plan of arrangement (the “Plan of Arrangement”) in exchange for shares of NewCo, followed immediately by an amalgamation of the Company and Amalgamation Sub, with Primo Water surviving as a wholly-owned subsidiary of NewCo (collectively, the “Arrangement”), (ii) immediately following the Arrangement, Merger Sub will be merged with and into BlueTriton Brands (the “Merger”), with BlueTriton Brands surviving as a wholly-owned subsidiary of NewCo and (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, BlueTriton Brands, as the surviving company in the Merger, will be merged with and into NewCo (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “BlueTriton Transaction”), with NewCo being the surviving corporation and (iv) as a result of the BlueTriton Transaction, the Company and Triton Water Intermediate, Inc., a wholly-owned subsidiary of BlueTriton Brands, will be wholly-owned subsidiaries of NewCo. The BlueTriton Transaction is expected to close in the first half of 2025, subject to various conditions as noted in the Arrangement Agreement. The final corporate name and branding of NewCo is expected to be announced in the future. See Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for information about certain risks and uncertainties related to the BlueTriton Transaction.
International Business Sales
On November 2, 2023, Primo entered into a Share Purchase Agreement (the “Purchase Agreement”) with a subsidiary of the Culligan Group providing for the sale of Carbon Luxembourg S.à.r.l. and certain of its subsidiaries (the "European Business"). On December 29, 2023, Primo completed the sale of the European Business for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments, resulting in total cash consideration of $565.9 million (the “European Divestiture”). The European Divestiture did not include Primo's interest in Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd (“Fonthill”), John Farrer & Company Limited (“Farrers”), and the portions of the Eden Springs Netherlands B.V. business located in the United Kingdom, Israel, and Portugal (collectively the "Other International Businesses"). On June 7, 2024, Primo sold its interest in the Aimia and Farrers businesses, and on July 3, 2024, Primo sold the Portugal business. The European Business and the Other International Businesses are collectively the "International Businesses." These deals are a part of several transactions occurring in 2024 as part of a Board-approved plan to sell all of our international businesses, representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations for all periods presented. See Note 2 to the interim unaudited Consolidated Financial Statements for additional information on discontinued operations. Unless otherwise noted, discussion within Item 2 relates to continuing operations.
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
Divestiture Transactions
On June 7, 2024, the Company completed the sale of its Aimia and Farrers businesses for aggregate deal consideration of $75.5 million, resulting in a loss on sale in the amount of $2.0 million which was recorded in Net income from discontinued operations, net of income taxes on the Consolidated Statements of Operations during the three and six months ended June 29, 2024.
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
The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:
•our and BlueTriton Brands’ ability to complete the pending combination transaction on the anticipated terms and schedule, including the ability to obtain regulatory approval;
•the risk that disruptions from the transaction will harm our business;
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
•our ability to fully realize the potential benefit of transactions or other strategic opportunities that we pursue, including the BlueTriton Transaction;
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
•the potential occurrence of cyber-security breaches, cyber-security attacks and other technology outages and security incidents;
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
Summary Financial Results
Net income from continuing operations for the three months ended June 29, 2024 (the "second quarter") and six months ended June 29, 2024 (the "first half of 2024" or "year to date") was $13.3 million, or $0.08 per diluted share, and $32.0 million, or $0.20 per diluted common share, respectively, compared with net income from continuing operations of $13.6 million, or $0.09 per diluted share, and $16.8 million, or $0.11 per diluted common share, for the three and six months ended July 1, 2023, respectively.
The following items of significance affected our financial results for the first half of 2024:
•Net revenue increased to $937.0 million from $863.1 million in the prior year period, an increase of $73.9 million, or 8.6%, due primarily to pricing initiatives of $38.8 million and volume increases of $35.1 million from increased demand for products and services from residential and business customers;
•Gross profit increased to $609.3 million from $549.8 million in the prior year period. Gross profit as a percentage of net revenue was 65.0% compared to 63.7% in the prior year period. The 130 basis point increase is due primarily to pricing initiatives and increased volume;
•SG&A expenses increased to $513.8 million from $481.2 million in the prior year period due primarily to higher selling and operating costs supporting volume and revenue growth related primarily to labor cost increases of $19.2 million from the prior year period, as well as insurance cost increases of $8.5 million from the prior year period. SG&A expenses as a percentage of net revenue was 54.8% compared to 55.8% in the prior year period;
•Acquisition and integration expenses increased to $18.4 million from $3.6 million in the prior year period due primarily to higher professional fees compared to the prior year period, partially offset by lower integration costs compared to the prior year period. Acquisition and integration expenses as a percentage of revenue was 2.0% compared to 0.4% in the prior year period;
•Gain on sale of property increased to $0.5 million from nil in the prior year period due to the completion of a sale transaction for owned real property;
•Other expense, net was relatively flat at $0.1 million compared to $0.3 million in the prior year period;
•Income tax expense was $23.5 million on pre-tax income of $55.5 million compared to income tax expense of $8.7 million on pre-tax income of $25.5 million in the prior year period due primarily to increased income in taxable jurisdictions.
•Adjusted EBITDA increased to $206.8 million compared to $173.9 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities was $164.7 million compared to cash flows provided by operating activities of $95.5 million in the prior year period. The $69.2 million increase was due primarily to improved earnings, excluding non-cash charges, and cash provided by working capital in the current year period relative to cash used for working capital in the prior year period.

Results of Operations - Continuing Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and six months ended June 29, 2024 and July 1, 2023:

	For the Three Months Ended				For the Six Months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	485.0	100.0	450.6	100.0	937.0	100.0	863.1	100.0
Cost of sales	167.0	34.4	159.8	35.5	327.7	35.0	313.3	36.3
Gross profit	318.0	65.6	290.8	64.5	609.3	65.0	549.8	63.7
Selling, general and administrative expenses	264.4	54.5	246.6	54.7	513.8	54.8	481.2	55.8
Loss on disposal of property, plant and equipment, net	1.3	0.3	0.9	0.2	2.8	0.3	2.2	0.3
Acquisition and integration expenses	13.1	2.7	1.9	0.4	18.4	2.0	3.6	0.4
Gain on sale of property	—	—	—	—	(0.5)	(0.1)	—	—
Operating income	39.2	8.1	41.4	9.2	74.8	8.0	62.8	7.3
Other expense, net	2.7	0.6	0.6	0.1	0.1	—	0.3	—
Interest expense, net	9.2	1.9	18.8	4.2	19.2	2.0	37.0	4.3
Income from continuing operations before income taxes	27.3	5.6	22.0	4.9	55.5	5.9	25.5	3.0
Income tax expense	14.0	2.9	8.4	1.9	23.5	2.5	8.7	1.0
Net income from continuing operations	13.3	2.7	13.6	3.0	32.0	3.4	16.8	1.9
Net income from discontinued operations, net of income taxes	2.7	0.6	7.7	1.7	9.0	1.0	10.3	1.2
Net income	16.0	3.3	21.3	4.7	41.0	4.4	27.1	3.1
Depreciation and amortization	49.7	10.2	47.2	10.5	97.9	10.4	94.3	10.9

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and six months ended June 29, 2024 and July 1, 2023:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue, net
North America	$484.8	$450.5	$936.4	$862.8
Other	0.2	0.1	0.6	0.3
Total	$485.0	$450.6	$937.0	$863.1
Gross profit
North America	$317.8	$290.7	$608.9	$549.5
Other	0.2	0.1	0.4	0.3
Total	$318.0	$290.8	$609.3	$549.8
Selling, general and administrative expenses
North America	$243.3	$231.0	$481.4	$452.1
Other	21.1	15.6	32.4	29.1
Total	$264.4	$246.6	$513.8	$481.2
Operating income (loss)
North America	$72.9	$57.3	$124.3	$92.0
Other	(33.7)	(15.9)	(49.5)	(29.2)
Total	$39.2	$41.4	$74.8	$62.8

The following tables summarize net revenue by channel for the three and six months ended June 29, 2024 and July 1, 2023:

	For the Three Months Ended June 29, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$368.2	$—	$368.2
Water Refill/Water Filtration	61.8	—	61.8
Other Water [1]	22.2	—	22.2
Water Dispensers	13.2	—	13.2
Other	19.4	0.2	19.6
Total	$484.8	$0.2	$485.0

	For the Six Months Ended June 29, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$707.6	$—	$707.6
Water Refill/Water Filtration	119.8	—	119.8
Other Water [1]	39.9	—	39.9
Water Dispensers	30.0	—	30.0
Other	39.1	0.6	39.7
Total	$936.4	$0.6	$937.0

	For the Three Months Ended July 1, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$342.9	$—	$342.9
Water Refill/Water Filtration	55.4	—	55.4
Other Water [1]	11.9	—	11.9
Water Dispensers	16.7	—	16.7
Other	23.6	0.1	23.7
Total	$450.5	$0.1	$450.6

	For the Six Months Ended July 1, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$655.3	$—	$655.3
Water Refill/Water Filtration	107.6	—	107.6
Other Water [1]	23.2	—	23.2
Water Dispensers	29.4	—	29.4
Other	47.3	0.3	47.6
Total	$862.8	$0.3	$863.1
______________________
1Primarily Mountain Valley retail and on-premise revenue.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended June 29, 2024 and July 1, 2023:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income from continuing operations	$13.3	$13.6	$32.0	$16.8
Interest expense, net	9.2	18.8	19.2	37.0
Income tax expense	14.0	8.4	23.5	8.7
Depreciation and amortization	49.7	47.2	97.9	94.3
EBITDA	$86.2	$88.0	$172.6	$156.8
Acquisition and integration costs	13.1	1.9	18.4	3.6
Share-based compensation costs	9.5	2.7	12.5	4.7
Foreign exchange and other losses, net	2.7	0.3	0.8	0.1
Loss on disposal of property, plant and equipment, net	1.3	0.9	2.8	2.2
Gain on sale of property	—	—	(0.5)	—
Other adjustments, net	0.1	4.5	0.2	6.5
Adjusted EBITDA	$112.9	$98.3	$206.8	$173.9
Three Months Ended June 29, 2024 Compared to Three Months Ended July 1, 2023
Revenue, Net
Net revenue increased to $485.0 million in the second quarter from $450.6 million in the prior year period, an increase of $34.4 million, or 7.6%, in the second quarter from the prior year period.
North America net revenue increased to $484.8 million in the second quarter from $450.5 million in the prior year period, an increase of $34.3 million, or 7.6%, due primarily to pricing initiatives of $20.2 million and volume increases of $14.1 million from increased demand for products and services from residential and business customers.
Other net revenue remained relatively flat at $0.2 million compared to $0.1 million in the prior year period.
Gross Profit
Gross profit increased to $318.0 million in the second quarter from $290.8 million in the prior year period. Gross profit as a percentage of revenue was 65.6% in the second quarter compared to 64.5% in the prior year period.
North America gross profit increased to $317.8 million in the second quarter from $290.7 million in the prior year period, and gross profit as a percentage of revenue was 65.6% in the second quarter compared to 64.5% in the prior year period. The 110 basis point increase is due primarily to pricing initiatives and increased volume.
Other gross profit remained relatively flat at $0.2 million in the second quarter compared to $0.1 million in the prior year period, and gross profit as a percentage of revenue was 100.0% in the second quarter compared to 100.0% in the prior year.

Selling, General and Administrative Expenses
SG&A expenses increased to $264.4 million in the second quarter from $246.6 million in the prior year period. SG&A expenses as a percentage of revenue was 54.5% in the second quarter compared to 54.7% in the prior year period.
North America SG&A expenses increased to $243.3 million in the second quarter from $231.0 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor cost increases of $7.3 million and increases in insurance costs of $2.0 million from the prior year period.
Other SG&A expenses increased to $21.1 million in the second quarter from $15.6 million in the prior year period due primarily to an increase in share-based compensation of $6.7 million from the prior year period.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $13.1 million in the second quarter from $1.9 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 2.7% in the second quarter compared to 0.4% in the prior year period.
North America acquisition and integration expenses decreased to $0.3 million in the second quarter from $1.5 million in the prior year period due primarily to lower integration costs in the current year period.
Other acquisition and integration expenses increased to $12.8 million in the second quarter compared to $0.4 million in the prior year period due primarily to increased professional fees in the current year period.
Operating Income
Operating income decreased to $39.2 million in the second quarter from $41.4 million in the prior year period.
North America operating income increased to $72.9 million in the second quarter from $57.3 million in the prior year period due to the items discussed above.
Other operating loss increased to $33.7 million in the second quarter from $15.9 million in the prior year period due to the items discussed above.
Other Expense, Net
Other expense, net was $2.7 million for the second quarter compared to other expense, net of $0.6 million in the prior year period due primarily to higher unrealized foreign exchange losses in the current year period compared the prior year period and lower income from tariff refunds in current year period.
Income Taxes
Income tax expense was $14.0 million in the second quarter compared to income tax expense of $8.4 million in the prior year period. The effective tax rate for the second quarter was 51.3% compared to 38.2% in the prior year period.
The effective tax rate for the second quarter varied from the effective tax rate in the comparable prior year period due primarily to increased non-deductible expenses in the US.
The effective tax rate for the second quarter varied from the statutory tax rate due primarily to losses in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
Six Months Ended June 29, 2024 Compared to Six Months Ended July 1, 2023
Revenue, Net
Net revenue increased to $937.0 million for the year to date from $863.1 million in the prior year period, an increase of $73.9 million, or 8.6%, for the year to date from the prior year period.
North America net revenue increased to $936.4 million for the year to date from $862.8 million in the prior year period, an increase of $73.6 million, or 8.5%, due primarily to pricing initiatives of $38.8 million and volume increases of $35.1 million from increased demand for products and services from residential and business customers.
Other net revenue remained relatively flat at $0.6 million compared to $0.3 million in the prior year period.
Gross Profit
Gross profit increased to $609.3 million for the year to date from $549.8 million in the prior year period. Gross profit as a percentage of revenue was 65.0% for the year to date compared to 63.7% in the prior year period.

North America gross profit increased to $608.9 million for the year to date from $549.5 million in the prior year period, and gross profit as a percentage of revenue was 65.0% for the year to date compared to 63.7% in the prior year period. The 130 basis point increase is due primarily to pricing initiatives and increased volume.
Other gross profit remained relatively flat at $0.4 million for the year to date compared to $0.3 million in the prior year period, and gross profit as a percentage of revenue was 66.7% for the year to date compared to 100.0% in the prior year period.
Selling, General and Administrative Expenses
SG&A expenses increased to $513.8 million for the year to date from $481.2 million in the prior year period. SG&A expenses as a percentage of revenue was 54.8% for the year to date compared to 55.8% in the prior year period.
North America SG&A expenses increased to $481.4 million for the year to date from $452.1 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor increases of $19.2 million and increases in insurance costs of $8.5 million.
Other SG&A expenses remained relatively flat at $32.4 million for the year to date compared to $29.1 million in the prior year period.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $18.4 million for the year to date from $3.6 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 2.0% for the year to date compared to 0.4% in the prior year period.
North America acquisition and integration expenses decreased to $0.9 million for the year to date from $3.2 million in the prior year period due primarily to lower integration costs in the current year period.
Other acquisition and integration expenses increased to $17.5 million for the year to date compared to $0.4 million in the prior year period due primarily to increased professional fees in the current year.
Gain on Sale of Property
Gain on sale of property increased to $0.5 million for the year to date from nil in the prior year period. Gain on sale of property as a percentage of revenue was 0.1% for the year to date compared to nil in the prior year period.
The increase was due to the completion of a sale transaction for owned real property in North America.
Operating Income
Operating income increased to $74.8 million for the year to date from $62.8 million in the prior year period.
North America operating income increased to $124.3 million for the year to date from $92.0 million in the prior year period due to the items discussed above.
Other operating loss increased to $49.5 million for the year to date from $29.2 million in the prior year period due to the items discussed above.
Other Expense, Net
Other expense, net remained relatively flat at $0.1 million for the year to date compared to $0.3 million in the prior year period.
Income Taxes
Income tax expense was $23.5 million for the year to date compared to income tax expense of $8.7 million in the prior year period. The effective tax rate for the year to date was 42.3% compared to 34.1% in the prior year period.
The effective tax rate for the year to date varied from the effective tax rate in the comparable prior year period due primarily to increased non-deductible expenses in the US.
The effective tax rate for the year to date varied from the statutory tax rate due primarily to losses in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
Liquidity and Capital Resources
As of June 29, 2024, we had total debt of $1,264.9 million and $603.3 million of cash and cash equivalents compared to $1,285.0 million of debt and $507.9 million of cash and cash equivalents as of December 30, 2023.

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
As of June 29, 2024, there were no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit totaled $65.9 million, resulting in total utilization under the Revolving Credit Facility of $65.9 million. Accordingly, unused availability under the Revolving Credit Facility as of June 29, 2024 amounted to $284.1 million.
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
A dividend $0.08 per common share was declared during each quarter of 2023 for an aggregate dividend payment of approximately $51.8 million. A dividend payment of $0.09 per common share was declared during each of the first and second quarters of 2024 for an aggregate dividend payment of approximately $29.2 million.

The following table summarizes our cash flows for the three and six months ended June 29, 2024 and July 1, 2023, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net cash provided by operating activities of continuing operations	$101.3	$65.2	$164.7	$95.5
Net cash used in investing activities of continuing operations	(60.3)	(43.4)	(100.5)	(94.1)
Net cash used in financing activities of continuing operations	(17.9)	(37.5)	(41.1)	(44.0)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	1.4	11.6	2.2	15.6
Net cash provided by (used in) investing activities from discontinued operations	64.7	(9.0)	59.1	(19.8)
Net cash provided by financing activities from discontinued operations	0.9	2.8	1.0	9.6
Effect of exchange rate changes on cash	0.1	0.6	(0.4)	1.4
Net increase (decrease) in cash, cash equivalents and restricted cash	90.2	(9.7)	85.0	(35.8)
Cash and cash equivalents and restricted cash, beginning of period	525.3	96.5	530.5	122.6
Cash and cash equivalents and restricted cash of continuing operations, end of period	615.5	86.8	615.5	86.8
Cash and cash equivalents and restricted cash from discontinued operations, end of period	12.2	35.6	12.2	35.6
Cash and cash equivalents and restricted cash of continuing operations, end of period	$603.3	$51.2	$603.3	$51.2
Operating Activities
Cash provided by operating activities was $164.7 million year to date compared to $95.5 million in the prior year period. The $69.2 million increase was due primarily to improved earnings, excluding non-cash charges, and cash provided by working capital in the current year period relative to cash used for working capital in the prior year period.
Investing Activities
Cash used in investing activities was $100.5 million year to date compared to $94.1 million in the prior year period. The $6.4 million increase was due primarily to an increase in additions to property, plant and equipment relative to the prior year period.
Financing Activities
Cash used in financing activities remained relatively flat at $41.1 million year to date compared to $44.0 million in the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 29, 2024.
Contractual Obligations
There were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2023 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2023 Annual Report.

Covenant Compliance
Indentures Governing Our Outstanding Notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of June 29, 2024, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of June 29, 2024.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of June 29, 2024.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the three and six months ended June 29, 2024, we repurchased 349,952 and 932,896 common shares for approximately $6.8 million and $15.9 million, respectively, through open market transactions under this repurchase plan.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. For the three and six months ended July 1, 2023, we repurchased 160,098 and 1,272,612 common shares for approximately $2.4 million and $19.0 million, respectively, through open market transactions under this repurchase plan.
Repurchased shares were subsequently canceled. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We are unable to predict the number of common shares that ultimately will be repurchased under the current share repurchase program, or the aggregate dollar amount of common shares to be purchased in future periods. We have currently paused our share repurchase program in light of Primo's pending transaction with BlueTriton Brands. We may choose to resume or discontinue purchases at any time, subject to compliance with applicable contractual and regulatory requirements.
Tax Withholding
During the three months ended June 29, 2024 and July 1, 2023, an aggregate of 120,808 common shares and 13,759 common shares, respectively, were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 30, 2023, our equity has increased by $13.1 million. The increase was due to net income of $41.0 million, the issuance of common shares of $16.7 million, and share-based compensation costs of $12.7 million, partially offset by common shares repurchased and canceled of $20.2 million, common share dividend payments of $29.2 million and other comprehensive loss, net of tax of $7.9 million.

Dividend Payments
Common Share Dividend
On May 8, 2024, the Board of Directors declared a dividend of $0.09 per share on common shares, payable in cash on June 18, 2024, to shareowners of record at the close of business on June 7, 2024. On August 6, 2024, our Board of Directors declared a dividend of $0.09 per share on common shares, payable in cash on September 5, 2024, to shareowners of record at the close of business on August 22, 2024. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2024. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2024, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Primo Water's business relationships may be subject to disruption due to uncertainty associated with the BlueTriton Transaction, which could have an adverse effect on Primo Water's cash flows and financial position.
Parties with which Primo Water does business may experience uncertainty associated with the BlueTriton Transaction, including with respect to current or future business relationships with Primo Water following the completion of the BlueTriton Transaction. Primo Water’s relationships may be subject to disruption as persons with whom Primo Water has a business relationship may have concerns about a larger organization, or otherwise, and may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Primo Water or consider entering into business relationships with parties other than Primo Water. These disruptions could have a material adverse effect on the results of operations, cash flows and financial position of Primo Water following the completion of the BlueTriton Transaction, including an adverse effect on the parties’ ability to realize the expected benefits of the BlueTriton Transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of or failure to complete the BlueTriton Transaction.
In addition, some amount of Primo Water management’s and employees’ attention will be directed toward the completion of the BlueTriton Transaction and thus will be diverted from their respective day-to-day operations. Further, the BlueTriton Transaction could cause disruptions to Primo Water’s business or business relationships, which could have an adverse impact on their results of operations. The pursuit of the BlueTriton Transaction and the preparation for the integration may also place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect Primo Water’s operations and financial results.
Conditions precedent to the BlueTriton Transaction, including regulatory approvals, may not be satisfied or waived, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
The completion of the BlueTriton Transaction is subject to the satisfaction or waiver of a number of conditions, including various approvals from regulatory agencies in the United States and Canada. No assurance can be given that all conditions precedent to the BlueTriton Transaction will be satisfied or waived, nor can there be any certainty as to the timing of their satisfaction or waiver. Any delay in completing the BlueTriton Transaction could cause the parties not to realize, or to be delayed in realizing, some or all of the benefits that they expect to achieve if the BlueTriton Transaction is successfully completed within their expected time frame.
Additionally, some of the conditions precedent to the BlueTriton Transaction are outside the control of Primo Water, including receipt of the Primo Water shareowner approval, receipt of the required regulatory approvals, and the granting of the final court order regarding the Plan of Arrangement. In deciding whether to grant the required regulatory approvals, the relevant governmental authorities will consider a variety of factors, including the regulatory standing of each of the parties. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals or delay receipt of required approvals. Pursuant to the Arrangement Agreement, in order to obtain certain required regulatory approvals, Primo Water could be required to make one or more concessions, including a requirement to sell, divest or dispose of one or more facilities where the combined commercial and residential revenues generated by any such facilities individually, or in the aggregate, generated not more than $75 million during fiscal year 2023. If such divestitures are required and undertaken, it is possible that such sale, divestiture or disposition could adversely affect the financial condition or results of operations of Primo Water.
There is no assurance that all of these required authorizations, consents, orders and other approvals will be obtained. Moreover, the terms of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of NewCo’s business or require changes to the terms of the transactions contemplated by the Arrangement Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Arrangement Agreement, imposing additional material costs on or otherwise reducing the anticipated benefits of the BlueTriton Transaction if it is consummated successfully within the expected timeframe. Nor can there be any assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the BlueTriton Transaction. Additionally, the closing is conditioned on the absence of certain orders or injunctions issued by a court of competent jurisdiction or other legal restraints that would prohibit or make illegal the consummation of any of the transactions contemplated by the Arrangement Agreement. The Arrangement Agreement requires the parties to cooperate in good faith both in the process to obtain the required regulatory approvals and in the case of a disagreement over the strategy, tactics or decisions relating to obtaining such approvals.
In addition, the completion of the BlueTriton Transaction by BlueTriton Brands is conditional on, among other things, no Primo Material Adverse Effect (as defined in the Arrangement Agreement) having occurred since the date of the Arrangement Agreement. There can be no certainty, nor can Primo Water provide any assurance, that these conditions will be satisfied or waived or, if satisfied or waived, when they will be satisfied or waived. If any of the conditions precedent to the BlueTriton Transaction are not met and BlueTriton Brands, in its sole discretion, does not waive these conditions on or before the date specified, it will not be obligated to complete the BlueTriton Transaction and either Primo Water or BlueTriton may then terminate the Arrangement Agreement.
Termination of the Arrangement Agreement could negatively impact Primo Water.
Each of Primo Water and BlueTriton Brands has the right, in certain circumstances, to terminate the Arrangement Agreement, in which case the BlueTriton Transaction will not be consummated. There is no certainty, nor can the parties provide any assurance that the Arrangement Agreement will not be terminated by Primo Water or BlueTriton Brands prior to the completion of the BlueTriton Transaction. If the Arrangement Agreement is terminated, Primo Water will not recognize the anticipated benefits of the BlueTriton Transaction and may be obligated to pay a termination fee of $105 million in connection with termination of the Arrangement Agreement. If the Arrangement Agreement is terminated in accordance with its terms and the BlueTriton Transaction is not consummated, the ongoing business of Primo Water may be adversely affected by a variety of factors. Primo Water’s business may be adversely impacted by the failure to pursue other beneficial opportunities during the pendency of the BlueTriton Transaction, by the failure to obtain the anticipated benefits of completing the BlueTriton Transaction, by payment of certain costs relating to the BlueTriton Transaction, and by the focus of management on the BlueTriton Transaction for an extended period of time rather than on other strategic and operational opportunities. The market price of Primo Water shares might decline as a result of any such failures to the extent that the current market prices reflect a market assumption that the BlueTriton Transaction will be completed.
Primo Water may also be negatively impacted if the Arrangement Agreement is terminated and Primo Water’s Board of Directors seeks but is unable to find another business combination or strategic transaction offering equivalent or more attractive consideration than the consideration to be provided in the BlueTriton Transaction, or if the parties become subject to litigation related to entering into or failing to consummate the BlueTriton Transaction, including actions by the Primo shareowners against the directors and/or officers of Primo Water for breaches of fiduciary duty, or derivative actions brought by the Primo shareowners in the name of the Company.
We are subject to certain contractual restrictions while the proposed BlueTriton Transaction is pending.
The Arrangement Agreement restricts the Company from making certain acquisitions and divestitures, entering into, amending or terminating certain contracts, incurring certain indebtedness and expenditures, and repurchasing or issuing securities outside of existing equity award programs, and taking other specified actions until the earlier of the completion of the BlueTriton Transaction or the termination of the Arrangement Agreement. These restrictions may prevent Primo Water from pursuing attractive business opportunities that may arise prior to the completion of BlueTriton Transaction and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the BlueTriton Transaction could be exacerbated by any delays in consummation of the combination or the termination of the Arrangement Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the three months ended June 29, 2024, we repurchased 349,952 common shares for approximately $6.8 million through open market transactions under this repurchase plan. We have currently paused our share repurchase program in light of Primo Water's pending transaction with BlueTriton Brands.
The following table summarizes the repurchase activity under the repurchase plan for the three months ended June 29, 2024:

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2024 - April 30, 2024	183,331	$18.12	183,331	$60,671,098
May 1, 2024 - May 31, 2024	165,521	$20.98	165,521	$57,198,690
June 1, 2024 - June 29, 2024	1,100	$22.59	1,100	$57,173,838
Total	349,952
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the three months ended June 29, 2024 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2024 - April 30, 2024	95,355	$18.24	N/A	N/A
May 1, 2024 - May 31, 2024	3,133	$22.58	N/A	N/A
June 1, 2024 - June 29, 2024	22,320	$22.68	N/A	N/A
Total	120,808
Item 5. Other Information
10b5-1 Plans
During the three months ended June 29, 2024, none of our directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).
Retention Bonuses
In connection with the BlueTriton Transaction, on August 5, 2024, the Human Resources and Compensation Committee (the “Committee”) of the Board of Directors approved cash retention bonuses for executives Ms. Anne Melaragni and Mr. William “Jamie” Jamieson to be paid after the closing as described herein. The cash retention bonuses would be equal to 100% of such executive’s base salary and would be due and payable on the earlier of (a) the twelve-month anniversary of the completion of the BlueTriton Transaction or (b) the date of a termination of such executive’s employment that occurs following the completion of the BlueTriton Transaction due to (i) such executive’s death or disability, (ii) by Primo Water without Cause or (iii) by such executive for Good Reason (as such terms are defined in the Company’s Amended and Restated Severance and Non-Competition Plan).

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Arrangement Agreement and Plan of Merger, dated June 16, 2024	8-K	2.1	6/18/2024	001-31410
3.1	Articles of Continuance of Primo Water Corporation, dated July 7, 2021.	10-Q	3.1	8/6/2021	001-31410
3.2	Second Amended and Restated By-Law No. 1 of Primo Water Corporation, dated May 3, 2023.	8-K	3.1	5/3/2023	001-31410
10.1	Third LIBOR Transition Amendment to Credit Agreement, dated July 11, 2024, by and among Primo Water Corporation, as parent borrower, Bank of America, N.A., as administrative agent, and the lenders thereto.	8-K	2.1	7/15/2024	001-31410
10.2	Form of Voting Agreement	8-K	99.1	6/18/2024	001-31410
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2024.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2024.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2024.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2024.					*
101
The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, filed August 8, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.
						*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
______________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: August 8, 2024	/s/ David Hass
David Hass
Chief Financial Officer
(On behalf of the Company)

Date: August 8, 2024	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)