Form 10-Q
period 2024-09-28
Primo Water Corp /CN/
filed 2024-11-07
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 28, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2024
Common Shares, no par value per share	160,395,822

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue, net	$511.4	$470.0	$1,448.4	$1,333.1
Cost of sales	180.6	166.7	508.3	480.0
Gross profit	330.8	303.3	940.1	853.1
Selling, general and administrative expenses	262.3	244.8	776.1	726.0
Loss on disposal of property, plant and equipment, net	1.3	1.6	4.1	3.8
Acquisition and integration expenses	8.2	2.4	26.6	6.0
Gain on sale of property	—	(5.3)	(0.5)	(5.3)
Operating income	59.0	59.8	133.8	122.6
Other expense (income), net	1.1	(4.0)	1.2	(3.7)
Interest expense, net	5.8	17.8	25.0	54.8
Income from continuing operations before income taxes	52.1	46.0	107.6	71.5
Income tax expense	13.9	12.3	37.4	21.0
Net income from continuing operations	$38.2	$33.7	$70.2	$50.5
Net income (loss) from discontinued operations, net of income taxes (Note 2)	0.4	(0.3)	9.4	10.0
Net income	$38.6	$33.4	$79.6	$60.5

Net income per common share
Basic:
Continuing operations	$0.24	$0.21	$0.44	$0.32
Discontinued operations	$—	$—	$0.06	$0.06
Net income	$0.24	$0.21	$0.50	$0.38

Diluted:
Continuing operations	$0.24	$0.21	$0.43	$0.32
Discontinued operations	$—	$—	$0.06	$0.06
Net income	$0.24	$0.21	$0.49	$0.38

Weighted-average common shares outstanding (in thousands)
Basic	160,363	159,407	160,016	159,446
Diluted	162,062	160,042	161,577	160,236
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Income
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$38.6	$33.4	$79.6	$60.5
Other comprehensive (loss) income:
Currency translation adjustment	1.7	2.5	(7.0)	(4.7)
Pension benefit plan, net of tax [1]	—	—	—	0.6
Unrealized loss on derivative instruments, net of tax [2]	(2.6)	—	(1.8)	—
Total other comprehensive (loss) income	(0.9)	2.5	(8.8)	(4.1)
Comprehensive income	$37.7	$35.9	$70.8	$56.4
______________________
1    Net of the tax impact of nil and $0.2 million for the three and nine months ended September 30, 2023, respectively.
2    Net of the tax impact of $0.9 million and $0.6 million for the three and nine months ended September 28, 2024, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	September 28, 2024	December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$667.3	$507.9
Accounts receivable, net of allowance of $12.5 ($12.7 as of December 30, 2023)	185.8	156.0
Inventories	48.6	47.3
Prepaid expenses and other current assets	18.8	26.0
Current assets of discontinued operations	77.8	128.7
Total current assets	998.3	865.9
Property, plant and equipment, net	544.1	556.5
Operating lease right-of-use-assets	143.1	136.0
Goodwill	1,009.4	1,004.6
Intangible assets, net	709.3	714.2
Other long-term assets, net	20.6	20.2
Long-term assets of discontinued operations	138.3	225.6
Total assets	$3,563.1	$3,523.0
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14.9	$14.2
Accounts payable and accrued liabilities	294.1	276.4
Current operating lease obligations	26.2	25.6
Current liabilities of discontinued operations	90.9	109.9
Total current liabilities	426.1	426.1
Long-term debt	1,268.8	1,270.8
Operating lease obligations	129.4	124.0
Deferred tax liabilities	142.0	144.2
Other long-term liabilities	79.4	64.4
Long-term liabilities of discontinued operations	34.5	52.2
Total liabilities	2,080.2	2,081.7
Equity
Common shares, no par value - 160,341,329 (December 30, 2023 - 159,480,638) shares issued	1,311.1	1,288.6
Additional paid-in capital	91.2	90.6
Retained earnings	194.5	167.2
Accumulated other comprehensive loss	(113.9)	(105.1)
Total Primo Water Corporation equity	1,482.9	1,441.3
Total liabilities and equity	$3,563.1	$3,523.0
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cash flows from operating activities of continuing operations:
Net income	$38.6	$33.4	$79.6	$60.5
Net income (loss) from discontinued operations, net of income taxes	0.4	(0.3)	9.4	10.0
Net income from continuing operations	38.2	33.7	70.2	50.5
Adjustments to reconcile net income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	51.0	49.3	148.9	143.6
Amortization of financing fees	0.7	0.8	2.4	2.5
Share-based compensation expense	4.6	1.4	17.1	6.1
Provision (benefit) for deferred income taxes	1.6	(0.4)	(1.4)	6.1
Loss on disposal of property, plant and equipment, net	1.3	1.6	4.1	3.8
Gain on sale of property	—	(5.3)	(0.5)	(5.3)
Other non-cash items	1.4	(1.4)	(1.2)	(4.6)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25.3)	14.6	(28.0)	(4.2)
Inventories	(1.8)	(0.1)	(3.6)	4.6
Prepaid expenses and other current assets	4.4	3.8	4.9	5.7
Other assets	(4.4)	(0.4)	(0.6)	(0.9)
Accounts payable and accrued liabilities and other liabilities	19.3	29.1	43.4	14.3
Net cash provided by operating activities of continuing operations	91.0	126.7	255.7	222.2
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(0.3)	(1.6)	(24.5)	(24.6)
Additions to property, plant and equipment	(33.8)	(34.3)	(108.7)	(103.5)
Additions to intangible assets	(2.6)	(2.5)	(7.9)	(6.5)
Proceeds from sale of property, plant and equipment	—	0.2	0.2	0.4
Proceeds from sale of property	—	8.7	1.0	8.7
Other investing activities	—	0.9	2.7	2.8
Net cash used in investing activities of continuing operations	(36.7)	(28.6)	(137.2)	(122.7)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(3.4)	(2.7)	(10.0)	(8.7)
Proceeds from short-term borrowings	—	12.0	—	116.0
Payments on short-term borrowings	—	(88.0)	—	(181.0)
Issuance of common shares	0.8	1.0	17.5	5.7
Common shares repurchased and canceled	(0.1)	(0.6)	(20.3)	(22.4)
Financing fees	(0.9)	—	(0.9)	—
Dividends paid to common shareholders	(14.6)	(12.7)	(43.8)	(38.6)
Payment of contingent consideration for acquisitions	(0.2)	(0.3)	(2.0)	(1.3)
Other financing activities	—	(2.6)	—	(7.6)
Net cash used in financing activities of continuing operations	(18.4)	(93.9)	(59.5)	(137.9)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	4.6	21.4	6.8	37.0
Net cash provided by (used in) investing activities from discontinued operations	16.8	(12.6)	75.9	(32.4)
Net cash (used in) provided by financing activities from discontinued operations	(2.0)	(0.5)	(1.0)	9.1
Net cash provided by discontinued operations	19.4	8.3	81.7	13.7
Effect of exchange rate changes on cash	0.3	(1.5)	(0.1)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	55.6	11.0	140.6	(24.8)
Cash and cash equivalents and restricted cash, beginning of period	615.5	86.8	530.5	122.6
Cash and cash equivalents and restricted cash, end of period	$671.1	$97.8	$671.1	$97.8
Cash and cash equivalents and restricted cash from discontinued operations, end of period	3.8	36.9	3.8	36.9
Cash and cash equivalents and restricted cash of continuing operations, end of period	$667.3	$60.9	$667.3	$60.9
Supplemental Non-Cash Investing and Financing Activities:
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$11.4	$11.0	$12.8	$11.7
Dividends payable issued through accounts payable and accrued liabilities	0.3	0.1	0.7	0.4
Financing lease right-of-use assets obtained in exchange for lease obligations	1.5	—	5.1	0.1
Operating lease right-of-use assets obtained in exchange for lease obligations	2.7	2.1	29.5	16.0
Inventory transfer to property, plant and equipment	0.5	—	2.1	8.5
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1.0	$4.4	$29.4	$40.1
Cash received for interest	9.1	—	19.9	—
Cash paid for income taxes, net	15.8	—	33.3	3.9
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 29, 2024	160,289	$1,310.2	$86.6	$170.6	$(113.0)	$1,454.4
Net income	—	—	—	38.6	—	38.6
Other comprehensive loss, net of tax	—	—	—	—	(0.9)	(0.9)
Common shares dividends ($0.09 per common share)	—	—	—	(14.7)	—	(14.7)
Share-based compensation	—	—	4.8	—	—	4.8
Common shares repurchased and canceled	(2)	(0.1)	—	—	—	(0.1)
Common shares issued - Equity Incentive Plan	28	0.5	(0.2)	—	—	0.3
Common shares issued - Dividend Reinvestment Plan	2	0.1	—	—	—	0.1
Common shares issued - Employee Stock Purchase Plan	24	0.4	—	—	—	0.4
Balance at September 28, 2024	160,341	$1,311.1	$91.2	$194.5	$(113.9)	$1,482.9

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 30, 2023	159,481	$1,288.6	$90.6	$167.2	$(105.1)	$1,441.3
Net income	—	—	—	79.6	—	79.6
Other comprehensive loss, net of tax	—	—	—	—	(8.8)	(8.8)
Common shares dividends ($0.27 per common share)	—	—	—	(43.9)	—	(43.9)
Share-based compensation	—	—	17.5	—	—	17.5
Common shares repurchased and canceled	(1,222)	(11.9)	—	(8.4)	—	(20.3)
Common shares issued - Equity Incentive Plan	1,986	32.8	(16.7)	—	—	16.1
Common shares issued - Dividend Reinvestment Plan	4	0.1	—	—	—	0.1
Common shares issued - Employee Stock Purchase Plan	92	1.5	(0.2)	—	—	1.3
Balance at September 28, 2024	160,341	$1,311.1	$91.2	$194.5	$(113.9)	$1,482.9

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 1, 2023	159,240	$1,283.1	$88.4	$(16.9)	$(88.8)	$1,265.8
Net income	—	—	—	33.4	—	33.4
Other comprehensive income, net of tax	—	—	—	—	2.5	2.5
Common shares dividends ($0.08 per common share)	—	—	—	(12.8)	—	(12.8)
Share-based compensation	—	—	1.4	—	—	1.4
Common shares repurchased and canceled	(47)	(0.6)	—	—	—	(0.6)
Common shares issued - Equity Incentive Plan	185	2.8	(2.1)	—	—	0.7
Common shares issued - Employee Stock Purchase Plan	30	0.4	(0.1)	—	—	0.3
Balance at September 30, 2023	159,408	$1,285.7	$87.6	$3.7	$(86.3)	$1,290.7

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	159,752	$1,283.2	$91.3	$(9.4)	$(82.2)	$1,282.9
Net income	—	—	—	60.5	—	60.5
Other comprehensive loss, net of tax	—	—	—	—	(4.1)	(4.1)
Common shares dividends ($0.24 per common share)	—	—	—	(38.6)	—	(38.6)
Share-based compensation	—	—	6.7	—	—	6.7
Common shares repurchased and canceled	(1,499)	(13.6)	—	(8.8)	—	(22.4)
Common shares issued - Equity Incentive Plan	1,064	14.8	(10.2)	—	—	4.6
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	90	1.3	(0.2)	—	—	1.1
Balance at September 30, 2023	159,408	$1,285.7	$87.6	$3.7	$(86.3)	$1,290.7

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
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 11,700 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 18,100 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
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
Pending Transaction with BlueTriton Brands
On June 16, 2024, Primo Water entered into an Arrangement Agreement and Plan of Merger (as amended, the “Arrangement Agreement”) by and among Primo Water, Triton Water Parent, Inc., a corporation incorporated under the laws of Delaware (“BlueTriton Brands”), Triton US HoldCo, Inc., a corporation incorporated under the laws of Delaware and a wholly-owned subsidiary of BlueTriton Brands (“NewCo”), Triton Merger Sub 1, Inc., a corporation incorporated under the laws of Delaware and direct, wholly‑owned subsidiary of NewCo (“Merger Sub”) and 1000922661 Ontario Inc., a corporation organized under the laws of the Province of Ontario and a direct, wholly‑owned subsidiary of NewCo (“Amalgamation Sub”). The Arrangement Agreement was amended on October 1, 2024.
The Arrangement Agreement provides that, subject to the terms and conditions set forth therein, (i) Amalgamation Sub will acquire all of the issued and outstanding shares of Primo Water in a court-approved plan of arrangement (the “Plan of Arrangement”) in exchange for shares of NewCo, followed immediately by an amalgamation of the Company and Amalgamation Sub, with Primo Water surviving as a wholly-owned subsidiary of NewCo (collectively, the “Arrangement”), (ii) immediately following the Arrangement, Merger Sub will be merged with and into BlueTriton Brands (the “Merger”), with BlueTriton Brands surviving as a wholly-owned subsidiary of NewCo and (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, BlueTriton Brands, as the surviving company in the Merger, will be merged with and into NewCo (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “BlueTriton Transaction”), with NewCo being the surviving corporation and (iv) as a result of the BlueTriton Transaction, the Company and Triton Water Intermediate, Inc., a wholly-owned subsidiary of BlueTriton Brands, will be wholly-owned subsidiaries of NewCo. The BlueTriton Transaction is expected to close on or about November 8, 2024, subject to satisfaction of final conditions to closing under the Arrangement Agreement. On November 4, 2024, the Company announced that the new company name for "NewCo" is Primo Brands Corporation, which is expected to begin trading on the New York Stock Exchange under the ticker "PRMB" after closing of the BlueTriton Transaction. See Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for information about certain risks and uncertainties related to the BlueTriton Transaction.
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

Cost of Sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in Cost of sales in the Consolidated Statements of Operations. Shipping and handling costs incurred to deliver products from our branch locations to the end-user consumer of those products are recorded in Selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Operations. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in Cost of sales in the Consolidated Statements of Operations. Shipping and handling costs included in SG&A expenses were $131.2 million and $376.9 million for the three and nine months ended September 28, 2024, respectively, and $117.3 million and $345.0 million for the three and nine months ended September 30, 2023, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
Derivative Financial Instruments
We use foreign exchange forward contracts ("foreign exchange contracts") to manage the foreign exchange risk associated with the principal balance of our €450.0 million 3.875% senior notes due October 31, 2028 (the "2028 Notes"). Foreign exchange forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets. We exclude forward points from our assessment of hedge effectiveness and amortize them on a straight-line basis over the life of the derivative financial instruments in Other expense (income), net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other expense (income), net is recorded in Accumulated other comprehensive loss ("AOCI") on the Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. We manage credit risk related to the derivative financial instruments by requiring high credit standards for our counterparties. Refer to Note 13 to the Consolidated Financial Statements for further information on our derivative financial instruments.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. As of September 28, 2024 and December 30, 2023, cash and cash equivalents were maintained at major financial institutions in the United States, and current deposits are in excess of insured limits. The Company believes these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to the Company. The Company has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the three and nine months ended September 28, 2024.
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

Update ASU 2024-03 – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance that will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments in this update can be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
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
In connection with the European Divestiture, the Company and the purchaser entered into a transition services agreement pursuant to which the purchaser will provide certain information technology and shared service center services to the Company for various periods. For the three and nine months ended September 28, 2024, these services were not material.
On June 7, 2024, the Company completed the sale of its Aimia and Farrers businesses for aggregate deal consideration of $75.5 million, resulting in a loss on sale in the amount of $2.0 million which was recorded in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations during the nine months ended September 28, 2024.
On July 3, 2024, the Company completed the sale of its Portugal business for aggregate deal consideration of $19.2 million, resulting in a gain on sale in the amount of $7.7 million which was recorded in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations during the three and nine months ended September 28, 2024.
During the three and nine months ended September 28, 2024, a loss of $15.7 million and $16.2 million, respectively, was recorded in Loss on sale of discontinued operations within Net income (loss) from discontinued operations, net of income taxes related to changes in fair value less cost to sell and carrying value of the remaining businesses held for sale.

The major components of Net income (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations include the following:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue, net	$55.0	$152.0	$208.2	$428.7
Cost of sales	22.9	68.8	108.3	198.7
Gross profit	32.1	83.2	99.9	230.0
Selling, general and administrative expenses	24.1	70.5	73.9	210.5
(Gain) loss on disposal of property, plant and equipment, net	(0.1)	(0.1)	0.9	0.2
Acquisition and integration expenses	—	0.2	—	0.4
Operating income from discontinued operations	8.1	12.6	25.1	18.9
Other (income) expense, net	(1.3)	10.6	(1.2)	(0.5)
Loss on sale of discontinued operations	8.0	—	10.5	—
Interest expense, net	0.7	0.8	1.8	2.4
Income from discontinued operations, before income taxes	$0.7	$1.2	$14.0	$17.0
Income tax expense	0.3	1.5	4.6	7.0
Net income (loss) from discontinued operations, net of income taxes	$0.4	$(0.3)	$9.4	$10.0

Assets and liabilities of discontinued operations presented in the accompanying Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023 include the following:

(in millions of U.S. dollars)	September 28, 2024	December 30, 2023
ASSETS
Cash and cash equivalents	$3.8	$22.6
Accounts receivable, net of allowance of $2.2 ($3.4 as of December 30, 2023)	59.5	67.4
Inventories	11.9	31.9
Prepaid expenses and other current assets	2.6	6.8
Current assets of discontinued operations	$77.8	$128.7
Property, plant and equipment, net	80.6	83.7
Operating lease right-of-use-assets	28.5	37.9
Goodwill	24.5	48.5
Intangible assets, net	28.4	61.5
Other long-term assets, net [1]	(23.7)	(6.0)
Long-term assets of discontinued operations	$138.3	$225.6
LIABILITIES
Short-term borrowings	$19.7	$18.4
Current maturities of long-term debt	3.9	3.5
Accounts payable and accrued liabilities	63.8	83.4
Current operating lease obligations	3.5	4.6
Current liabilities of discontinued operations	$90.9	$109.9
Long-term debt	7.7	9.2
Operating lease obligations	22.0	33.6
Deferred tax liabilities	0.5	7.0
Other long-term liabilities	4.3	2.4
Long-term liabilities of discontinued operations	$34.5	$52.2
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

Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the manner in which we historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $12.1 million and $7.7 million as of September 28, 2024 and December 30, 2023, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which we have the right to invoice as the product is delivered.
Contract Balances
The Company does not have any material contract assets or liabilities as of September 28, 2024 and December 30, 2023.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
United States	$493.2	$452.7	$1,396.2	$1,282.8
Canada	18.2	17.3	51.9	50.3
All other countries	—	—	0.3	—
Total	$511.4	$470.0	$1,448.4	$1,333.1
Note 4 - Share-based Compensation
During the nine months ended September 28, 2024, we granted 46,991 common shares with an aggregate grant date fair value of approximately $1.2 million to the non-management members of our Board of Directors under the Amended and Restated Primo Water Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.
Note 5 - Interest Expense, Net
The following table summarizes Interest expense, net for the three and nine months ended September 28, 2024 and September 30, 2023:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest on short-term debt	$0.4	$3.5	$1.5	$11.5
Interest on long-term debt	13.0	12.9	38.8	38.8
Other interest expense	1.5	1.4	4.7	4.5
Interest income	(9.1)	—	(20.0)	—
Total	$5.8	$17.8	$25.0	$54.8
Note 6 - Income Taxes
Income tax expense was $13.9 million on pre-tax income of $52.1 million for the three months ended September 28, 2024, as compared to income tax expense of $12.3 million on pre-tax income of $46.0 million in the comparable prior year period. Income tax expense was $37.4 million on pre-tax income of $107.6 million for the nine months ended September 28, 2024, as compared to income tax expense of $21.0 million on pre-tax income of $71.5 million in the comparable prior year period. The effective income tax rate for the three and nine months ended September 28, 2024 was 26.7% and 34.8%, respectively, compared to 26.7% and 29.4%, respectively, in the comparable prior year period.

The effective tax rate for the three months ended September 28, 2024 remained consistent with the effective tax rate in the comparable prior year period. The effective tax rate for the nine months ended September 28, 2024 varied from the effective tax rate in the comparable prior year period due primarily to increased non-deductible expenses in the US.
The effective tax rate for the three and nine months ended September 28, 2024 varied from applicable statutory tax rates due primarily to losses in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
Note 7 - Common Shares and Net Income per Common Share
Common Shares
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the nine months ended September 28, 2024, we repurchased 932,896 common shares for approximately $15.9 million through open market transactions under this repurchase plan. There were no shares repurchased under the program during the three months ended September 28, 2024.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. For the nine months ended September 30, 2023, we repurchased 1,272,612 common shares for approximately $19.0 million through open market transactions under this repurchase plan. There were no shares repurchased under the program during the three months ended September 30, 2023.
Shares purchased under these repurchase plans were subsequently canceled.
We paused our share repurchase program in light of the BlueTriton Transaction.
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

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Weighted-average common shares outstanding - basic	160,363	159,407	160,016	159,446
Dilutive effect of Stock Options	479	214	450	248
Dilutive effect of Performance based RSUs	644	—	629	68
Dilutive effect of Time-based RSUs	576	421	482	474
Weighted-average common shares outstanding - diluted	162,062	160,042	161,577	160,236
The following table summarizes anti-dilutive securities excluded from the computation of diluted net income per common share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Stock Options	—	2,181	—	2,172
Performance-based RSUs [1]	1,156	1,150	1,156	1,150
Time-based RSUs [2]	—	—	—	—
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
Segment reporting results have been recast to reflect these changes for all periods presented.

	For the Three Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$511.2	$0.2	$511.4
Depreciation and amortization	50.5	0.5	51.0
Operating income (loss)	76.7	(17.7)	59.0
Additions to property, plant and equipment	33.7	0.1	33.8

	For the Nine Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$1,447.6	$0.8	$1,448.4
Depreciation and amortization	147.5	1.4	148.9
Operating income (loss)	201.0	(67.2)	133.8
Additions to property, plant and equipment	107.8	0.9	108.7

	For the Three Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$469.8	$0.2	$470.0
Depreciation and amortization	48.9	0.4	49.3
Operating income (loss)	70.3	(10.5)	59.8
Additions to property, plant and equipment	34.1	0.2	34.3

	For the Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$1,332.6	$0.5	$1,333.1
Depreciation and amortization	142.5	1.1	143.6
Operating income (loss)	162.3	(39.7)	122.6
Additions to property, plant and equipment	102.8	0.7	103.5

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$384.8	$—	$384.8
Water Refill/Water Filtration	66.4	—	66.4
Other Water [1]	27.5	—	27.5
Water Dispensers	18.7	—	18.7
Other	13.8	0.2	14.0
Total	$511.2	$0.2	$511.4

	For the Nine Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,092.4	$—	$1,092.4
Water Refill/Water Filtration	186.2	—	186.2
Other Water [1]	67.4	—	67.4
Water Dispensers	48.7	—	48.7
Other	52.9	0.8	53.7
Total	$1,447.6	$0.8	$1,448.4

	For the Three Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$356.2	$—	$356.2
Water Refill/Water Filtration	62.0	—	62.0
Other Water [1]	13.6	—	13.6
Water Dispensers	16.5	—	16.5
Other	21.5	0.2	21.7
Total	$469.8	$0.2	$470.0

	For the Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,011.5	$—	$1,011.5
Water Refill/Water Filtration	169.6	—	169.6
Other Water [1]	36.8	—	36.8
Water Dispensers	45.9	—	45.9
Other	68.8	0.5	69.3
Total	$1,332.6	$0.5	$1,333.1
______________________
1Primarily Mountain Valley retail and on-premise revenue.

Note 9 - Inventories
The following table summarizes inventories as of September 28, 2024 and December 30, 2023:

(in millions of U.S. dollars)	September 28, 2024	December 30, 2023
Raw materials	$27.7	$30.4
Finished goods	9.7	6.8
Resale items	11.2	10.1
Total	$48.6	$47.3
Note 10 - Debt
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
On July 11, 2024, the Company entered into the Third Amendment to the Credit Agreement, which (i) extended the maturity date to September 30, 2026 with no change to the initial aggregate availability of $350.0 million, (ii) transitioned the benchmark interest rate applicable to eurocurrency rate loans denominated in Canadian Dollars from the Canadian Dollar Offered Rate (“CDOR”) to the Canadian Overnight Repo Rate Average (“CORRA”) and (iii) provides an exception to the restricted payments covenant for a one-time special dividend in conjunction with the BlueTriton Transaction. As of September 28, 2024, borrowings under the Credit Agreement bore interest at a rate per annum equal to either: (a) a euro currency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a term SOFR rate, as determined under the Credit Agreement, plus the applicable margin, (c) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the term SOFR rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin, or (d) an alternative currency daily or term rate, as determined under the Credit Agreement, plus the applicable margin. The applicable margin for euro currency, term SOFR, and alternative currency rate loans ranges from 1.375% to 2.000% and the applicable margin for base rate loans ranges from 0.375% to 1.000%, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 0.20% to 0.30% per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.
We incurred $0.9 million of financing fees in connection with the Third Amendment to the Credit Agreement, which was a modification of the Revolving Credit Facility under GAAP. The new financing fees, along with $0.7 million of previously unamortized deferred financing fees of the Revolving Credit Facility, are being amortized using the straight-line method over the remaining duration of the Revolving Credit Facility.
As of September 28, 2024, there were no outstanding borrowings under the Revolving Credit Facility and there were $65.6 million in outstanding letters of credit, resulting in total utilization under the Revolving Credit Facility of $65.6 million. Accordingly, unused availability under the Revolving Credit Facility amounted to $284.4 million as of September 28, 2024.
The weighted-average effective interest rate on the outstanding borrowings under the Revolving Credit Facility as of September 28, 2024 and December 30, 2023 was 0.0%. The effective interest rate is based on our aggregate availability.

Note 11 - Accumulated Other Comprehensive (Loss) Income
Changes in AOCI by component for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance as of June 29, 2024	$0.8	$(0.8)	$(113.0)	$(113.0)
OCI before reclassifications	(4.2)	—	1.7	(2.5)
Amounts reclassified from AOCI	1.6	—	—	1.6
Net current-period OCI	(2.6)	—	1.7	(0.9)
Balance as of September 28, 2024	$(1.8)	$(0.8)	$(111.3)	$(113.9)

Balance as of December 30, 2023	$—	$(0.8)	$(104.3)	$(105.1)
OCI before reclassifications	(6.7)	—	(5.6)	(12.3)
Amounts reclassified from AOCI	4.9	—	(1.4)	3.5
Net current-period OCI	(1.8)	—	(7.0)	(8.8)
Balance as of September 28, 2024	$(1.8)	$(0.8)	$(111.3)	$(113.9)

Balance as of July 1, 2023	$—	$1.8	$(90.6)	$(88.8)
OCI before reclassifications	—	—	2.5	2.5
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	2.5	2.5
Balance as of September 30, 2023	$—	$1.8	$(88.1)	$(86.3)

Balance as of December 31, 2022	$—	$1.2	$(83.4)	$(82.2)
OCI before reclassifications	—	—	(4.7)	(4.7)
Amounts reclassified from AOCI	—	0.6	—	0.6
Net current-period OCI	—	0.6	(4.7)	(4.1)
Balance as of September 30, 2023	$—	$1.8	$(88.1)	$(86.3)
______________________
1All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details of AOCI Components	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gains and losses on derivative instruments
Foreign exchange contracts [1]	$(1.6)	$—	$(4.9)	$—	Other expense (income), net
	$(1.6)	$—	$(4.9)	$—	Net of tax
Amortization of pension benefit plan items
Recognized actuarial losses [2]	$—	$—	$—	$(0.6)	Other expense (income), net
	$—	$—	$—	$(0.6)	Net of tax
Foreign currency translation adjustments [3]	$—	$—	$1.4	$—	Loss on sale of discontinued operations
Total reclassifications for the period	$(1.6)	$—	$(3.5)	$(0.6)	Net of tax
1During the three and nine months ended September 28, 2024, $2.1 million and $6.6 million of losses, respectively, were reclassified from AOCI related to the amounts excluded from the effectiveness testing recognized in earnings for the foreign exchange forward contracts. The effect of the loss was included in Other expense (income), net on the Consolidated Statements of Operations. The tax impact of the losses of $0.5 million and $1.7 million, respectively, was recorded within Income tax expense on the Consolidated Statements of Operations.
2During the nine months ended September 30, 2023, $0.6 million was reclassified from AOCI due to the recognition of unrealized losses resulting from the distribution of the assets of the U.S. defined benefit plan. The effect of the loss was included in Other expense (income), net on the Consolidated Statements of Operations. The settlement did not have a material impact on the financial statements.
3During the three and nine months ended September 28, 2024, the amount relates to the foreign currency translation balances recognized in earnings in connection with the sale of the Aimia, Farrers, and Portugal businesses included in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations.
Note 12 - Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
As of September 28, 2024 and December 30, 2023, we had $65.6 million and $66.7 million, respectively, in standby letters of credit outstanding.
Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $8.6 million as of September 28, 2024, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.

Note 13 - Hedging Transactions and Derivative Financial Instruments
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
Fair Value Hedging Strategy
On January 2, 2024, we entered into foreign exchange contracts with a notional amount of €450.0 million ($502.1 million at exchange rates in effect on September 28, 2024) and a maturity date of October 31, 2025. We are utilizing the derivative financial instruments to hedge foreign exchange risk associated with our 2028 Notes.
We designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized in the Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other expense (income), net in the Consolidated Statements of Operations. We exclude forward points from our assessment of hedge effectiveness and amortize them on a straight-line basis over the life of the hedging instruments in Other expense (income), net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other expense (income), net is recorded in AOCI on the Consolidated Balance Sheets.

The following amount was recorded on the Consolidated Balance Sheets related to hedged item as of September 28, 2024:

(in millions of U.S. dollars)	September 28, 2024
Line Item in Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt [1]	$(502.1)
______________________
1Carrying amount is gross of unamortized debt issuance costs as of September 28, 2024.
The fair value of our derivative liabilities included in Other long-term liabilities as of September 28, 2024 was as follows:

(in millions of U.S. dollars)	September 28, 2024
Derivative Contract	Assets	Liabilities
Foreign exchange contracts	$—	$(1.3)
The amount of gains or (losses) recognized in Other expense (income), net in the Consolidated Statements of Operations for fair value hedging relationships, presented on a pre-tax basis, for the three and nine months ended September 28, 2024 is shown in the table below:

(in millions of U.S. dollars)	For the Three Months Ended September 28, 2024	For the Nine Months Ended September 28, 2024
Foreign exchange contracts
Hedged Item	$(20.5)	$(2.6)
Derivative designated as hedging instrument	$20.5	$7.7
Amount reclassed from AOCI to expense (amortized)	$(2.1)	$(6.6)
The amount of gains or (losses), net of tax, recognized in our Condensed Consolidated Statements of Comprehensive Income (Loss) for fair value hedging relationships for the three and nine months ended September 28, 2024 is shown in the table below:

(in millions of U.S. dollars)	For the Three Months Ended September 28, 2024	For the Nine Months Ended September 28, 2024
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$(4.2)	$(6.7)
______________________
1Amount is net of tax impact of $1.4 million and $2.3 million for the three and nine months ended September 28, 2024, respectively.
There were no settlements of our derivative instruments during the three and nine months ended September 28, 2024.
Note 14 - Fair Value Measurements
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
Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the net derivative liabilities as of September 28, 2024 was $1.3 million. We had no derivative assets as of September 28, 2024.
Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings, and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 28, 2024 and December 30, 2023 were as follows:

	September 28, 2024		December 30, 2023
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$498.0	$491.9	$494.6	$477.5
4.375% senior notes due in 2029 [1,2]	743.8	717.3	742.8	683.1
Total	$1,241.8	$1,209.2	$1,237.4	$1,160.6
______________________
1The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of September 28, 2024 and December 30, 2023.
Note 15 - Subsequent Events
On October 15, 2024, our Board of Directors declared a special dividend of $0.82 per share on common shares, payable in cash on November 21, 2024, to shareowners of record at the close of business on November 5, 2024, in connection with the previously announced BlueTriton Transaction.

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
Overview
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 11,700 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 18,100 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
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
Pending Transaction with BlueTriton Brands
On June 16, 2024, Primo Water entered into an Arrangement Agreement and Plan of Merger (as amended, the “Arrangement Agreement”) by and among Primo Water, Triton Water Parent, Inc., a corporation incorporated under the laws of Delaware (“BlueTriton Brands”), Triton US HoldCo, Inc., a corporation incorporated under the laws of Delaware and a wholly-owned subsidiary of BlueTriton Brands (“NewCo”), Triton Merger Sub 1, Inc., a corporation incorporated under the laws of Delaware and direct, wholly‑owned subsidiary of NewCo (“Merger Sub”) and 1000922661 Ontario Inc., a corporation organized under the laws of the Province of Ontario and a direct, wholly‑owned subsidiary of NewCo (“Amalgamation Sub”). The Arrangement Agreement was amended on October 1, 2024.
The Arrangement Agreement provides that, subject to the terms and conditions set forth therein, (i) Amalgamation Sub will acquire all of the issued and outstanding shares of Primo Water in a court-approved plan of arrangement (the “Plan of Arrangement”) in exchange for shares of NewCo, followed immediately by an amalgamation of the Company and Amalgamation Sub, with Primo Water surviving as a wholly-owned subsidiary of NewCo (collectively, the “Arrangement”), (ii) immediately following the Arrangement, Merger Sub will be merged with and into BlueTriton Brands (the “Merger”), with BlueTriton Brands surviving as a wholly-owned subsidiary of NewCo and (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, BlueTriton Brands, as the surviving company in the Merger, will be merged with and into NewCo (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “BlueTriton Transaction”), with NewCo being the surviving corporation and (iv) as a result of the BlueTriton Transaction, the Company and Triton Water Intermediate, Inc., a wholly-owned subsidiary of BlueTriton Brands, will be wholly-owned subsidiaries of NewCo. The BlueTriton Transaction is expected to close on or about November 8, 2024, subject satisfaction of the final conditions to closing under the Arrangement Agreement. On November 4, 2024, the Company

announced that the new company name for "NewCo" is Primo Brands Corporation, which is expected to begin trading on the New York Stock Exchange under the ticker "PRMB" after closing of the BlueTriton Transaction. See Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for information about certain risks and uncertainties related to the BlueTriton Transaction.
International Business Sales
On November 2, 2023, Primo entered into a Share Purchase Agreement (the “Purchase Agreement”) with a subsidiary of the Culligan Group providing for the sale of Carbon Luxembourg S.à.r.l. and certain of its subsidiaries (the "European Business"). On December 29, 2023, Primo completed the sale of the European Business for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments, resulting in total cash consideration of $565.9 million (the “European Divestiture”). The European Divestiture did not include Primo's interest in Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd (“Fonthill”), John Farrer & Company Limited (“Farrers”), and the portions of the Eden Springs Netherlands B.V. business located in the United Kingdom, Israel, and Portugal (collectively the "Other International Businesses"). On June 7, 2024, Primo sold its interest in the Aimia and Farrers businesses, and on July 3, 2024, Primo sold the Portugal business. The European Business and the Other International Businesses are collectively referred to as the "International Businesses." These deals are a part of several transactions occurring in 2024 as part of a Board-approved plan to sell all of our international businesses, representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations for all periods presented. See Note 2 to the interim unaudited Consolidated Financial Statements for additional information on discontinued operations. Unless otherwise noted, discussion within Item 2 relates to continuing operations.
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
As a result of the Board-approved plan to sell all of our International Businesses, during the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations which reflects how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, our one reporting segment is North America, which includes our DSS, Aquaterra, and Mountain Valley businesses. The Other category includes our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.
Impact of General Economic and Geopolitical Conditions
Our operations and supplier relationships expose us to risks associated with disruptions to global supply chains, labor shortages, inflation and the ongoing conflicts in the Middle East and between Russia/Ukraine, all of which are likely to continue to create challenging conditions for our business through increased costs, increased employee attrition and vacancies, lower consumer spending, volatility in financial markets or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows. To date, our operations in Israel have not been materially impacted by the Israel/Hamas war, though we continue to monitor the situation closely and prioritize the safety of our associates.
Divestiture Transactions
On July 3, 2024, the Company completed the sale of its Portugal business for aggregate deal consideration of $19.2 million, resulting in a gain on sale in the amount of $7.7 million which was recorded in Net income from discontinued operations, net of income taxes on the Consolidated Statements of Operations during the three and nine months ended September 28, 2024.
On June 7, 2024, the Company completed the sale of its Aimia and Farrers businesses for aggregate deal consideration of $75.5 million, resulting in a loss on sale in the amount of $2.0 million which was recorded in Net income from discontinued operations, net of income taxes on the Consolidated Statements of Operations during the nine months ended September 28, 2024.
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
The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:
•our and BlueTriton Brands’ ability to complete the pending combination transaction on the anticipated terms and schedule;
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
•the impact on our financial results from uncertainty in the financial markets and other adverse changes in general economic conditions, including inflation, interest rates and tariffs;
•any disruption to production at our manufacturing facilities;
•our ability to maintain access to our water sources;
•the impact of climate change on our business;
•our ability to protect our intellectual property;
•the seasonal nature of our business and the effect of adverse weather conditions;
•the impact of national, regional and global events, including those of a political, economic, business and competitive nature such as the Russia/Ukraine war or conflict in the Middle East;
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
Summary Financial Results
Net income from continuing operations for the three months ended September 28, 2024 (the "third quarter") and nine months ended September 28, 2024 (the "first nine months of 2024" or "year to date") was $38.2 million, or $0.24 per diluted share, and $70.2 million, or $0.43 per diluted common share, respectively, compared with net income from continuing operations of $33.7 million, or $0.21 per diluted share, and $50.5 million, or $0.32 per diluted common share, for the three and nine months ended September 30, 2023, respectively.
The following items of significance affected our financial results for the first nine months of 2024:
•Net revenue increased to $1,448.4 million from $1,333.1 million in the prior year period, an increase of $115.3 million, or 8.6%, due primarily to pricing initiatives of $56.6 million and volume increases of $58.7 million from increased demand for products and services from residential and business customers;
•Gross profit increased to $940.1 million from $853.1 million in the prior year period. Gross profit as a percentage of net revenue was 64.9% compared to 64.0% in the prior year period. The 90 basis point increase is due primarily to pricing initiatives and increased volume;
•SG&A expenses increased to $776.1 million from $726.0 million in the prior year period due primarily to higher selling and operating costs supporting volume and revenue growth related primarily to labor cost increases of $31.0 million from the prior year period, insurance cost increases of $11.6 million from the prior year period, as well as an increase in share-based compensation of $10.9 million, partially offset by a decrease of $6.7 million related to professional fees in the prior year period not recurring in the current year period. SG&A expenses as a percentage of net revenue was 53.6% compared to 54.5% in the prior year period;
•Acquisition and integration expenses increased to $26.6 million from $6.0 million in the prior year period due primarily to higher legal and other professional fees related to the BlueTriton Transaction compared to the prior year period, partially offset by lower integration costs compared to the prior year period. Acquisition and integration expenses as a percentage of revenue was 1.8% compared to 0.5% in the prior year period;
•Gain on sale of property decreased to $0.5 million from $5.3 million in the prior year period due to lower gains resulting from sale transactions for owned real properties in the current year period compared to the prior year period;
•Other expense, net was $1.2 million compared to Other income, net of $3.7 million in the prior year period due primarily to unrealized foreign exchange losses in the current period compared to unrealized foreign exchange gains in the prior year period and a favorable insurance settlement received in the prior year period;
•Income tax expense was $37.4 million on pre-tax income of $107.6 million compared to income tax expense of $21.0 million on pre-tax income of $71.5 million in the prior year period due primarily to increased income in taxable jurisdictions.
•Adjusted EBITDA increased to $331.5 million compared to $285.8 million in the prior year period due to the items listed above; and
•Cash flows provided by operating activities was $255.7 million compared to cash flows provided by operating activities of $222.2 million in the prior year period. The $33.5 million increase was due primarily to improved earnings, excluding non-cash charges, partially offset by lower cash provided by working capital in the current year period relative the prior year period.

Results of Operations - Continuing Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended September 28, 2024 and September 30, 2023:

	For the Three Months Ended				For the Nine Months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	511.4	100.0	470.0	100.0	1,448.4	100.0	1,333.1	100.0
Cost of sales	180.6	35.3	166.7	35.5	508.3	35.1	480.0	36.0
Gross profit	330.8	64.7	303.3	64.5	940.1	64.9	853.1	64.0
Selling, general and administrative expenses	262.3	51.3	244.8	52.1	776.1	53.6	726.0	54.5
Loss on disposal of property, plant and equipment, net	1.3	0.3	1.6	0.3	4.1	0.3	3.8	0.3
Acquisition and integration expenses	8.2	1.6	2.4	0.5	26.6	1.8	6.0	0.5
Gain on sale of property	—	—	(5.3)	(1.1)	(0.5)	—	(5.3)	(0.4)
Operating income	59.0	11.5	59.8	12.7	133.8	9.2	122.6	9.2
Other expense (income), net	1.1	0.2	(4.0)	(0.9)	1.2	0.1	(3.7)	(0.3)
Interest expense, net	5.8	1.1	17.8	3.8	25.0	1.7	54.8	4.1
Income from continuing operations before income taxes	52.1	10.2	46.0	9.8	107.6	7.4	71.5	5.4
Income tax expense	13.9	2.7	12.3	2.6	37.4	2.6	21.0	1.6
Net income from continuing operations	38.2	7.5	33.7	7.2	70.2	4.8	50.5	3.8
Net income (loss) from discontinued operations, net of income taxes	0.4	0.1	(0.3)	(0.1)	9.4	0.6	10.0	0.8
Net income	38.6	7.5	33.4	7.1	79.6	5.5	60.5	4.5
Depreciation and amortization	51.0	10.0	49.3	10.5	148.9	10.3	143.6	10.8

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and nine months ended September 28, 2024 and September 30, 2023:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue, net
North America	$511.2	$469.8	$1,447.6	$1,332.6
Other	0.2	0.2	0.8	0.5
Total	$511.4	$470.0	$1,448.4	$1,333.1
Gross profit
North America	$330.6	$303.1	$939.5	$852.6
Other	0.2	0.2	0.6	0.5
Total	$330.8	$303.3	$940.1	$853.1
Selling, general and administrative expenses
North America	$251.6	$235.1	$733.0	$687.2
Other	10.7	9.7	43.1	38.8
Total	$262.3	$244.8	$776.1	$726.0
Operating income (loss)
North America	$76.7	$70.3	$201.0	$162.3
Other	(17.7)	(10.5)	(67.2)	(39.7)
Total	$59.0	$59.8	$133.8	$122.6

The following tables summarize net revenue by channel for the three and nine months ended September 28, 2024 and September 30, 2023:

	For the Three Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$384.8	$—	$384.8
Water Refill/Water Filtration	66.4	—	66.4
Other Water [1]	27.5	—	27.5
Water Dispensers	18.7	—	18.7
Other	13.8	0.2	14.0
Total	$511.2	$0.2	$511.4

	For the Nine Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,092.4	$—	$1,092.4
Water Refill/Water Filtration	186.2	—	186.2
Other Water [1]	67.4	—	67.4
Water Dispensers	48.7	—	48.7
Other	52.9	0.8	53.7
Total	$1,447.6	$0.8	$1,448.4

	For the Three Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$356.2	$—	$356.2
Water Refill/Water Filtration	62.0	—	62.0
Other Water [1]	13.6	—	13.6
Water Dispensers	16.5	—	16.5
Other	21.5	0.2	21.7
Total	$469.8	$0.2	$470.0

	For the Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$1,011.5	$—	$1,011.5
Water Refill/Water Filtration	169.6	—	169.6
Other Water [1]	36.8	—	36.8
Water Dispensers	45.9	—	45.9
Other	68.8	0.5	69.3
Total	$1,332.6	$0.5	$1,333.1
______________________
1Primarily Mountain Valley retail and on-premise revenue.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended September 28, 2024 and September 30, 2023:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income from continuing operations	$38.2	$33.7	$70.2	$50.5
Interest expense, net	5.8	17.8	25.0	54.8
Income tax expense	13.9	12.3	37.4	21.0
Depreciation and amortization	51.0	49.3	148.9	143.6
EBITDA	$108.9	$113.1	$281.5	$269.9
Acquisition and integration costs	8.2	2.4	26.6	6.0
Share-based compensation costs	4.6	1.4	17.1	6.1
Foreign exchange and other losses (gains), net	1.2	(0.2)	2.0	(0.1)
Loss on disposal of property, plant and equipment, net	1.3	1.6	4.1	3.8
Gain on sale of property	—	(5.3)	(0.5)	(5.3)
Other adjustments, net	0.5	(1.1)	0.7	5.4
Adjusted EBITDA	$124.7	$111.9	$331.5	$285.8
Three Months Ended September 28, 2024 Compared to Three Months Ended September 30, 2023
Revenue, Net
Net revenue increased to $511.4 million in the third quarter from $470.0 million in the prior year period, an increase of $41.4 million, or 8.8%, in the third quarter from the prior year period.
North America net revenue increased to $511.2 million in the third quarter from $469.8 million in the prior year period, an increase of $41.4 million, or 8.8%, due primarily to pricing initiatives of $17.8 million and volume increases of $23.6 million from increased demand for products and services from residential and business customers.
Other net revenue remained flat at $0.2 million in the third quarter compared to $0.2 million in the prior year period.
Gross Profit
Gross profit increased to $330.8 million in the third quarter from $303.3 million in the prior year period. Gross profit as a percentage of revenue was 64.7% in the third quarter compared to 64.5% in the prior year period.
North America gross profit increased to $330.6 million in the third quarter from $303.1 million in the prior year period, and gross profit as a percentage of revenue was 64.7% in the third quarter compared to 64.5% in the prior year period. The 20 basis point increase is due primarily to pricing initiatives and increased volume.
Other gross profit remained flat at $0.2 million in the third quarter compared to $0.2 million in the prior year period, and gross profit as a percentage of revenue was 100.0% in the third quarter compared to 100.0% in the prior year.
Selling, General and Administrative Expenses
SG&A expenses increased to $262.3 million in the third quarter from $244.8 million in the prior year period. SG&A expenses as a percentage of revenue was 51.3% in the third quarter compared to 52.1% in the prior year period.
North America SG&A expenses increased to $251.6 million in the third quarter from $235.1 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor cost increases of $11.8 million, increases in insurance costs of $3.1 million and increases in share-based compensation of $1.8 million from the prior year period.
Other SG&A expenses remained relatively flat at $10.7 million in the third quarter compared to $9.7 million in the prior year period.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $8.2 million in the third quarter from $2.4 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 1.6% in the third quarter compared to 0.5% in the prior year period.

North America acquisition and integration expenses remained relatively flat at $1.0 million in the third quarter compared to $1.4 million in the prior year period.
Other acquisition and integration expenses increased to $7.2 million in the third quarter compared to $1.0 million in the prior year period due primarily to increased legal and other professional fees in the current year period related to the BlueTriton Transaction.
Gain on Sale of Property
Gain on sale of property decreased to nil in the third quarter from $5.3 million in the prior year period. Gain on sale of property as a percentage of revenue was 0.0% in the third quarter compared to 1.1% in the prior year period.
The decrease was due to the completion of sale transactions for two of our owned real properties in the prior year period.
Operating Income
Operating income decreased to $59.0 million in the third quarter from $59.8 million in the prior year period.
North America operating income increased to $76.7 million in the third quarter from $70.3 million in the prior year period due to the items discussed above.
Other operating loss increased to $17.7 million in the third quarter from $10.5 million in the prior year period due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $1.1 million for the third quarter compared to Other income, net of $4.0 million in the prior year period due primarily to unrealized foreign exchange losses in the current year period compared unrealized foreign exchange gains in the prior year period and a favorable insurance settlement received in prior year period.
Income Taxes
Income tax expense was $13.9 million in the third quarter compared to income tax expense of $12.3 million in the prior year period. The effective tax rate for the third quarter was 26.7% compared to 26.7% in the prior year period.
The effective tax rate for the third quarter remained consistent with the effective tax rate in the comparable prior year period.
The effective tax rate for the third quarter varied from the statutory tax rate due primarily to losses in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
Nine Months Ended September 28, 2024 Compared to Nine Months Ended September 30, 2023
Revenue, Net
Net revenue increased to $1,448.4 million for the year to date from $1,333.1 million in the prior year period, an increase of $115.3 million, or 8.6%, for the year to date from the prior year period.
North America net revenue increased to $1,447.6 million for the year to date from $1,332.6 million in the prior year period, an increase of $115.0 million, or 8.6%, due primarily to pricing initiatives of $56.6 million and volume increases of $58.7 million from increased demand for products and services from residential and business customers.
Other net revenue remained relatively flat at $0.8 million for the year to date compared to $0.5 million in the prior year period.
Gross Profit
Gross profit increased to $940.1 million for the year to date from $853.1 million in the prior year period. Gross profit as a percentage of revenue was 64.9% for the year to date compared to 64.0% in the prior year period.
North America gross profit increased to $939.5 million for the year to date from $852.6 million in the prior year period, and gross profit as a percentage of revenue was 64.9% for the year to date compared to 64.0% in the prior year period. The 90 basis point increase is due primarily to pricing initiatives and increased volume.
Other gross profit remained relatively flat at $0.6 million for the year to date compared to $0.5 million in the prior year period, and gross profit as a percentage of revenue was 75.0% for the year to date compared to 100.0% in the prior year period.

Selling, General and Administrative Expenses
SG&A expenses increased to $776.1 million for the year to date from $726.0 million in the prior year period. SG&A expenses as a percentage of revenue was 53.6% for the year to date compared to 54.5% in the prior year period.
North America SG&A expenses increased to $733.0 million for the year to date from $687.2 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor increases of $31.0 million, increases in insurance costs of $11.6 million and increases in share-based compensation of $1.8 million from the prior year period.
Other SG&A expenses increased to $43.1 million for the year to date from $38.8 million in the prior year period due primarily to an increase in share-based compensation of $9.1 million, partially offset by a decrease of $6.7 million related to professional fees in the prior year period not recurring in the current year period.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $26.6 million for the year to date from $6.0 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 1.8% for the year to date compared to 0.5% in the prior year period.
North America acquisition and integration expenses decreased to $1.9 million for the year to date from $4.6 million in the prior year period due primarily to lower integration costs in the current year period.
Other acquisition and integration expenses increased to $24.7 million for the year to date compared to $1.4 million in the prior year period due primarily to increased legal and other professional fees in the current year related to the BlueTriton Transaction.
Gain on Sale of Property
Gain on sale of property decreased to $0.5 million for the year to date from $5.3 million in the prior year period. Gain on sale of property as a percentage of revenue was 0.0% for the year to date compared to 0.4% in the prior year period.
The decrease was due to lower gains resulting from sale transactions for owned real properties in the current year period compared to the prior year period.
Operating Income
Operating income increased to $133.8 million for the year to date from $122.6 million in the prior year period.
North America operating income increased to $201.0 million for the year to date from $162.3 million in the prior year period due to the items discussed above.
Other operating loss increased to $67.2 million for the year to date from $39.7 million in the prior year period due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $1.2 million for the year to date compared to Other income, net of $3.7 million in the prior year period due primarily to unrealized foreign exchange losses in the current period compared to unrealized foreign exchange gains in the prior year period and a favorable insurance settlement received in prior year period.
Income Taxes
Income tax expense was $37.4 million for the year to date compared to income tax expense of $21.0 million in the prior year period. The effective tax rate for the year to date was 34.8% compared to 29.4% in the prior year period.
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
Liquidity and Capital Resources
As of September 28, 2024, we had total debt of $1,283.7 million and $667.3 million of cash and cash equivalents compared to $1,285.0 million of debt and $507.9 million of cash and cash equivalents as of December 30, 2023.
Our operations and supplier relationships expose us to risks associated with disruptions to global supply chains and the ongoing Russia/Ukraine and Israel/Hamas wars, all of which are likely to continue to create challenging conditions for our business, through increased costs, lower consumer spending, volatility in financial markets or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate, which could adversely affect our business, financial condition, results of operations and cash flows.
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
As of September 28, 2024, there were no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit totaled $65.6 million, resulting in total utilization under the Revolving Credit Facility of $65.6 million. Accordingly, unused availability under the Revolving Credit Facility as of September 28, 2024 amounted to $284.4 million.
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
A dividend $0.08 per common share was declared during each quarter of 2023 for an aggregate dividend payment of approximately $51.8 million. A dividend payment of $0.09 per common share was declared during each of the first, second, and third quarters of 2024 for an aggregate dividend payment of approximately $43.9 million. The Board also declared a special dividend of $0.82 per common share on October 15, 2024, to be paid on November 21, 2024.

The following table summarizes our cash flows for the three and nine months ended September 28, 2024 and September 30, 2023, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net cash provided by operating activities of continuing operations	$91.0	$126.7	$255.7	$222.2
Net cash used in investing activities of continuing operations	(36.7)	(28.6)	(137.2)	(122.7)
Net cash used in financing activities of continuing operations	(18.4)	(93.9)	(59.5)	(137.9)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	4.6	21.4	6.8	37.0
Net cash provided by (used in) investing activities from discontinued operations	16.8	(12.6)	75.9	(32.4)
Net cash (used in) provided by financing activities from discontinued operations	(2.0)	(0.5)	(1.0)	9.1
Effect of exchange rate changes on cash	0.3	(1.5)	(0.1)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	55.6	11.0	140.6	(24.8)
Cash and cash equivalents and restricted cash, beginning of period	615.5	86.8	530.5	122.6
Cash and cash equivalents and restricted cash of continuing operations, end of period	671.1	97.8	671.1	97.8
Cash and cash equivalents and restricted cash from discontinued operations, end of period	3.8	36.9	3.8	36.9
Cash and cash equivalents and restricted cash of continuing operations, end of period	$667.3	$60.9	$667.3	$60.9
Operating Activities
Cash provided by operating activities was $255.7 million year to date compared to $222.2 million in the prior year period. The $33.5 million increase was due primarily to improved earnings, excluding non-cash charges, partially offset by lower cash provided by working capital in the current year period relative the prior year period.
Investing Activities
Cash used in investing activities was $137.2 million year to date compared to $122.7 million in the prior year period. The $14.5 million increase was due primarily to an a decrease in the proceeds from sale of property and an increase in additions to property, plant and equipment relative to the prior year period.
Financing Activities
Cash used in financing activities was $59.5 million year to date compared to $137.9 million in the prior year period. The $78.4 million decrease was due primarily to a decrease in net payments of short-term debt borrowings and an increase in the issuance of common shares relative to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 28, 2024.
Contractual Obligations
There were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2023 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2023 Annual Report.

Covenant Compliance
Indentures Governing Our Outstanding Notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of September 28, 2024, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of September 28, 2024.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of September 28, 2024.
On July 11, 2024, the Company entered into the Third Amendment to the Credit Agreement, which provides an exception to the restricted payments covenant for a one-time special dividend in conjunction with the BlueTriton Transaction.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the nine months ended September 28, 2024, we repurchased 932,896 common shares for approximately $15.9 million through open market transactions under this repurchase plan. There were no shares repurchased under the program during the three months ended September 28, 2024.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. For the nine months ended September 30, 2023, we repurchased 1,272,612 common shares for approximately $19.0 million through open market transactions under this repurchase plan. There were no shares repurchased under the program during the three months ended September 30, 2023.
Repurchased shares were subsequently canceled. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We paused our share repurchase program in light of the BlueTriton Transaction.
Tax Withholding
During the three months ended September 28, 2024 and September 30, 2023, an aggregate of 2,747 common shares and 46,989 common shares, respectively, were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 30, 2023, our equity has increased by $41.6 million. The increase was due to net income of $79.6 million, the issuance of common shares of $17.5 million, and share-based compensation costs of $17.5 million, partially offset by common shares repurchased and canceled of $20.3 million, common share dividend payments of $43.9 million and other comprehensive loss, net of tax of $8.8 million.

Dividend Payments
Common Share Dividend
On August 6, 2024, our Board of Directors declared a dividend of $0.09 per share on common shares, payable in cash on September 5, 2024, to shareowners of record at the close of business on August 22, 2024. The Board also declared a special dividend of $0.82 per common share on October 15, 2024, to be paid on November 21, 2024. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 28, 2024. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2024, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
In addition, some amount of Primo Water management’s and employees’ attention will be directed toward the completion of the BlueTriton Transaction and thus will be diverted from their respective day-to-day operations. Further, the BlueTriton Transaction could cause disruptions to Primo Water’s business or business relationships, which could have an adverse impact on their results of operations. The pursuit of the BlueTriton Transaction and the preparation for the integration has placed and will continue to place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect Primo Water’s operations and financial results.
Conditions precedent to the BlueTriton Transaction may not be satisfied or waived or may take longer than expected.
The completion of the BlueTriton Transaction is subject to the satisfaction or waiver of a number of conditions. No assurance can be given that all conditions precedent to the BlueTriton Transaction will be satisfied or waived, nor can there be any certainty as to the timing of their satisfaction or waiver. Any delay in completing the BlueTriton Transaction could cause the parties not to realize, or to be delayed in realizing, some or all of the benefits that they expect to achieve if the BlueTriton Transaction is successfully completed within their expected time frame.
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
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the three months ended September 28, 2024, we did not repurchase any outstanding common shares under this repurchase plan. We paused our share repurchase program in light of the BlueTriton Transaction.
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the three months ended September 28, 2024 to satisfy their respective tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2024 - July 31, 2024	—	$—	N/A	N/A
August 1, 2024 - August 31, 2024	—	$—	N/A	N/A
September 1, 2024 - September 28, 2024	2,747	$23.84	N/A	N/A
Total	2,747
Item 5. Other Information
10b5-1 Plans
During the three months ended September 28, 2024, none of our directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Transaction Bonus
On August 29, 2024, the Compensation Committee delegated authority to Robbert Rietbroek to award transaction bonuses to David Hass and Marni Morgan Poe in an additional aggregate amount of up to $600,000 (collectively, the “Transaction Bonuses”) based on their efforts during the pendency of the Transaction or other factors. On November 5, 2024, Mr. Hass and Ms. Poe were each awarded a Transaction Bonus of $300,000, payable on the next regularly scheduled payroll date.
Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Amendment No. 1 to Arrangement Agreement and Plan of Merger, dated October 1, 2024	8-K	2.1	10/4/2024	001-31410
3.1	Articles of Continuance of Primo Water Corporation, dated July 7, 2021.	10-Q	3.1	8/6/2021	001-31410
3.2	Second Amended and Restated By-Law No. 1 of Primo Water Corporation, dated May 3, 2023.	8-K	3.1	5/3/2023	001-31410
10.1
Third LIBOR Transition Amendment to Credit Agreement, dated July 11, 2024, by and among Primo Water Corporation, as parent borrower, Bank of America, N.A., as administrative agent, and the lenders thereto.
*
10.2	Retention Bonus Letter with Anne Melaragni, dated August 6, 2024					*
10.3	Retention Bonus Letter with William Jamieson, dated August 6, 2024					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2024.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2024.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2024.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2024.					*
101
The following financial statements from Primo Water Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, filed November 7, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements.
*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
______________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: November 7, 2024	/s/ David Hass
David Hass
Chief Financial Officer
(On behalf of the Company)

Date: November 7, 2024	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)